Form 10-Q
period 2021-06-30
RYAN SPECIALTY GROUP HOLDINGS, INC.
filed 2021-09-02
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40645

RYAN SPECIALTY GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Two Prudential Plaza
180 N. Stetson Avenue
Suite 4600
Chicago,
IL
60601
(Address of principal executive offices)
(312) 784-6001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange (NYSE)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐  No    ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).  Yes    ☐
No
☒
On September 1, 2021, the Registrant had
109,903,867 shares of Class A common stock, $0.001 par value, outstanding.

Ryan Specialty Group Holdings, Inc.

Forward-Looking Statements
This Quarterly Report on Form
10-Q
s contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form
10-Q
are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, intended use of proceeds, anticipated cost savings relating to the Restructuring Plan and the amount and timing of delivery of annual cost savings, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the
COVID-19
pandemic) that may cause actual results to differ materially from those that we expected, including:

•	our potential failure to develop a succession plan for the senior management team, including Patrick G. Ryan, and/or to recruit and retain revenue producers;

•	the cyclicality of, and the economic conditions in, the markets in which we operate;

•	conditions that result in reduced insurer capacity;

•
the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients or the failure to develop new insurance carrier and client relationships;

•	significant competitive pressures in each of our businesses;

•	decreases in the premiums or commission rates set by insurers, or actions by insurers seeking repayment of commissions;

•	decrease in the amount of supplemental or contingent commissions we receive;

•	our inability to collect our receivables;

•	the potential that our underwriting models contain errors or that are otherwise ineffective;

•	damage to our reputation;

•	failure to maintain, protect and enhance our brand;

•
decreases in current market share as a result of disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets;

•	changes in the mode of compensation in the insurance industry;

•	changes in our accounting estimates, assumptions or methodologies, or changes in accounting guidance generally;

•	changes in interest rates that affect our cost of capital and net investment income;

•	changes in interest rates and deterioration of credit quality that reduce the value of our cash balances;

•	impairment of goodwill;

•	any failure to maintain our corporate culture;

•	the inability to maintain rapid growth and generate sufficient revenue to maintain profitability;

•	the loss of clients or business as a result of consolidation within the retail insurance brokerage industry;

•	the impact if our MGU programs are terminated or changed;

•	the risks associated with the evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business and markets;

•	any unsuccessful attempts to open new officers, enter new product lines, establish distribution channels, or hire new brokers and underwriters;

•	our inability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients through innovation and technology-based solutions;

•	the unavailability or inaccuracy of our clients’ and third parties’ data for pricing and underwriting our insurance policies;

•	a variety of risks in our third-party claims administration operations that are distinct from those we face in our insurance intermediary operations;

•	the competitiveness and cyclicality of the reinsurance industry;

•	the higher risk of delinquency or collection inherent in our premium finance business;

•	the occurrence of natural or man-made disasters;

•	our inability to successfully recover upon experiencing a disaster or other business continuity problem;

•	the economic and political conditions of the countries and regions in which we operate;

•	the failure or take-over by the FDIC of one of the financial institutions that we use;

•	our inability to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices;

•	the impact of third parties that perform key functions of our business operations acting in ways that harm our business;

•	our global operations expose us to various international risks, including exchange rate fluctuations;

•	the impact of governmental regulations, legal proceedings and governmental inquiries related to our business;

•	being subject to E&O claims as well as other contingencies and legal proceedings;

•	our handling of client funds and surplus lines taxes that exposes us to complex fiduciary regulations;

•	changes in tax laws or regulations;

•	decreased commission revenues due to proposed tort reform legislation;

•	the impact of regulations affecting insurance carriers;

•	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic and resulting governmental and societal responses;

•	the impact of breaches in security that cause significant system or network disruptions;

•	the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties or as a result of cyberattacks;

•	the impact of infringement, misappropriation or dilution of our intellectual property;

•	the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;

•	our outstanding debt potentially adversely affecting our financial flexibility and subjecting us to restrictions and limitations that could significantly affect our ability to operate;

•	not being able to generate sufficient cash flow to service all of our indebtedness and being forced to take other actions to satisfy our obligations under such indebtedness;

•	the impact of being unable to refinance our indebtedness;

•	being affected by further changes in the U.S.-based credit markets;

•	changes in our credit ratings;

•	the impact of failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in the IPO Prospectus and this Quarterly Report on Form 10-Q.
We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form
10-Q.
All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form
10-Q
in the context of these risks and uncertainties.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form
10-Q
are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Commonly Used Defined Terms
As used in this Quarterly Report on Form
10-Q,
unless the context indicates or otherwise requires, the following terms have the following meanings:

•
“we”, “us”, “our”, the “Company”, “RSG”, and similar references refer: (i) following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Group Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including Holdings LLC, and (ii) prior to the completion of the Organizational Transactions, including our IPO, to Holdings LLC and, unless otherwise stated, all of its subsidiaries.

•
Admitted: The insurance market comprising insurance carriers licensed to write business on an “admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform.

•
Affiliate (and, with a correlative meaning, “Affiliated”): With respect to a specified Person, each other Person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the Person specified. As used in this definition, “control” (including with correlative meanings, “controlled by” and “under common control with”) means possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of voting securities or by contract or other agreement).

•	All Risks: All Risks Specialty, LLC (f/k/a All Risk, Ltd.), an insurance specialist providing services in wholesale brokerage and delegated underwriting authority.

•	All Risks Acquisition: In September 2020, RSG acquired All Risks.

•	ARL: Collectively, All Risks, Limited and Independent Claims Services.

•
Binding Authority: Our Binding Authority receives submissions for insurance directly from retail brokers, evaluates price and makes underwriting decisions regarding these submissions based on narrowly prescribed guidelines provided by carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.

•	Common Units: Collectively, all Class A common units and all Class B common units of Holdings LLC.

•	E&O: Errors and omissions.

•
E&S: Excess and surplus lines. In this insurance market, carriers are licensed on a
“non-admitted”
basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates than does the Admitted market.

•
Family Group: (i) In the case of a member of Holdings LLC or a Holdings LLC Employee who is an individual, such individual’s spouse, parents and descendants (whether natural or adopted) and any trust or estate planning vehicle or entity solely for the benefit of such individual and/or the individual’s spouse, parents, descendants and/or other relatives, and (ii) in the case of a member of Holdings LLC or a Holdings LLC Employee that is a trust, the beneficiary of such trust.

•	Founder: Patrick G. Ryan.

•	Founder Group: Founder, members of the Founder’s Family Group and Founder’s Affiliates.

•
Person: An individual or any corporation, partnership, limited liability company, trust, unincorporated organization, association, joint venture or any other organization or entity, whether or not a legal entity.

•	Holdings LLC: Ryan Specialty Group, LLC and its subsidiaries.

•	Incentive units: Incentive-based common units of Holdings LLC.

•	IPO: Initial public offering.

•	IPO Prospectus: our final prospectus for our IPO dated as of July 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

•	LLC Unitholders: holders of the LLC Units.

•	LLC Units: non-voting common interest units of Holdings LLC.

•	Management Incentive Units: management incentive units with a participation threshold equal to the IPO price, which are subject to vesting and will be exchangeable into LLC Units.

•
Mandatory Participation: As part of the reclassification of common stock related to the Organizational Transactions and subject to certain limited exceptions, all existing holders of LLC Units were required to sell 15.0% of their vested interest (inclusive of vested equity grants and purchased equity) in Holdings LLC in connection with the IPO.

•	MGA: Managing general agent.

•	MGU: Managing general underwriter.

•	Onex: Onex Corporation and its affiliates, a holder of LLC Units prior to the Organizational Transactions, and one of our shareholders following the Organizational Transactions.

•
Optional Participation: As part of the reclassification of common stock related to the Organizational Transactions, all existing holders of LLC Units had the option to sell up to (i) an additional 10.0% of their vested interest received as an equity grant under compensatory plans or arrangements and (ii) 100% of their remaining purchased interest, in each case, on a pro rata basis, subject to reduction in connection with the IPO and certain other limited exceptions.

•	Organizational Transactions: The series of organizational transactions completed by the Company in connection with the IPO, as described in the IPO Prospectus.

•	Participation: Collectively, the Mandatory Participation and the Optional Participation.

•
Restructuring Plan: Plan to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin, which is expected to be fully actioned by June 30, 2022.

•
Ryan Parties: Patrick G. Ryan, founder, chairman and chief executive officer of RSG and certain members of his family and various entities and trusts over which Patrick G. Ryan and his family exercise control.

•	SEC: The Securities and Exchange Commission.

•	Securities Act: Securities Act of 1933, as amended.

•	Specialty: One of the three RSG primary distribution channels, which includes Wholesale Brokerage, Binding Authority, and Underwriting Management.

•	Tax Receivable Agreement or TRA: The tax receivable agreement entered into in connection with the IPO.

•	U.S. GAAP: Accounting principles generally accepted in the United States of America.

•
Underwriting Management: Underwriting Management administers an expansive number of MGUs, MGAs and programs that offer commercial and personal insurance for specific product lines or industry classes. Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as provided by carriers, quoting, binding and issuing policies on behalf of RSG’s carrier trading partners which retain the insurance underwriting risk.

•
Wholesale Brokerage: Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Ryan Specialty Group Holdings, Inc.
Balance Sheets (Unaudited)
(dollars in actuals)

	June 30, 2021	March 5, 2021
ASSETS
Cash	$590	$—

TOTAL ASSETS	$590	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable due to affiliate	$590	$—

Total liabilities	$590	$—

STOCKHOLDERS’ EQUITY
Stock subscription receivable from Ryan Specialty Group, LLC	$(10)	$(10)
Class A common stock, $0.001 par value per share; 500,000,000 shares authorized; 10,000 shares issued and outstanding	10	10

Total Stockholders’ equity	$—	$—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$590	$—

The accompanying notes are an integral part of the financial statements.

Ryan Specialty Group Holdings, Inc.
Notes to Balance Sheets (Unaudited)
1. Organization
The Company was formed as a Delaware corporation on March 5, 2021. The Company was formed for the purpose of completing an IPO and related transactions in order to carry on the business of Holdings LLC. Subsequent to the IPO and pursuant to the Organizational Transactions, as described in Note 5,
Subsequent Events
, the Company became the parent and sole managing member of Holdings LLC. As the sole managing member, the Company operates and controls all of the business and affairs of Holdings LLC, and through Holdings LLC and its subsidiaries, conducts its business.
2. Summary of Significant Accounting Policies
Basis of Presentation and Accounting
The financial statements have been prepared in accordance with U.S. GAAP. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no material activities in this entity for the period ended June 30, 2021. See Note 4,
Related Parties
for further discussion.
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
3. Common Stock
On March 5, 2021, the Company was authorized to issue 500,000,000 shares of Class A common stock, par value $0.001 per share. As of the balance sheet dates, 10,000 shares have been issued, for $10, and are outstanding. As of June 30, 2021, all
shares were owned by
Holdings
LLC.
4. Related Parties
Per the LLC Operating Agreement (as defined herein), Holdings LLC will reimburse the Company for any reasonable out-of-pocket
expenses incurred on behalf of Holdings LLC, including all expenses associated with the IPO. During the period ended June 30, 2021, Holdings LLC funded the Company
$25,000

in order to pay IPO related expenses. Holdings LLC overfunded the Company by
$590
, which is included as the Payable due to affiliate on the Balance Sheet. Costs incurred were borne by Holdings LLC and not the Company. As such, the Company has not prepared a statement of operations or statement of cash flows as a result of the funding or expense payments.
5. Subsequent Events
IPO and Reorganization
On July 26, 2021, the Company, Ryan Specialty Group Holdings, Inc., completed its IPO of

56,918,278

shares, 65,456,020 shares after the underwriters exercised their option in full, of its Class A common stock,
$
0.001

par value per share, at an offering price of
$
23.50

per share. The Company received net proceeds from the IPO of approximately
$
1.3

billion, approximately $1.5 billion after the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and estimated offering expenses, of which
(i)
$
119.9

million was used to acquire

5,889,570

of newly issued LLC Units in Holdings LLC, (ii)
$
343.5
 million was used to acquire the outstanding
260,000,000

Class B Preferred Units held by Onex, (iii) $
795.7
 million was used to acquire
35,641,682

outstanding Holdings LLC units from certain existing holders of Holdings LLC, (iv) $76.2 million was used
to purchase an additional 3,415,097 newly issued LLC Units in Holdings LLC, and (v) $114.4 million was used
to repurchase and retire 5,122,645 shares of Class A common stock held by Onex. The Company is now a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”. Prior to the completion of the IPO, Holdings LLC and certain Holdings LLC subsidiaries consummated an internal reorganization.

In connection with
the
IPO, the Company completed the Organizational Transactions. The Organizational Transactions included:

•
The adoption of the Sixth Amended and Restated Limited Liability Company Agreement of Holdings LLC (the “LLC Operating Agreement”) to, among other things, appoint Ryan Specialty Group Holdings, Inc. as the sole managing member of Holdings LLC.

•
All Class A common units of
Holdings
LLC, including existing units with a participation threshold, were reclassified into an aggregate of 213,693,861 LLC
Units, and all Class B common units of Holdings LLC were reclassified into an aggregate of 20,680,420 LLC Units. Upon the completion of this reclassification, subject to certain limited exceptions, all existing holders of LLC Units were (i) required to sell 15.0% of their vested interest (inclusive of vested equity grants and purchased equity) in Holdings LLC and (ii) had the option to sell up to (x) an additional 10.0% of their vested interest received as an equity grant under compensatory plans or arrangements and (y) 100% of their remaining purchased interest, in each case, on a pro rata basis, subject to reduction in connection with the IPO and certain other limited exceptions.

•	We amended and restated the certificate of incorporation of Ryan Specialty Group Holdings, Inc. to, among other things, provide for Class A common stock and Class B common stock.

•
An entity through which Onex held its common unit interest in Holdings LLC (the “Common Blocker Entity”) engaged in a series of transactions that resulted in Onex exchanging all of the equity interests in the Common Blocker Entity for 20,680,420 shares of Class A common stock and a right to participate in the Tax Receivable Agreement.

•	The Ryan Parties exchanged an aggregate of 11,540,324 units for 11,540,324 shares of Class A common stock and a right to participate in the Tax Receivable Agreement on account of such shares received.

•
Through a series of internal transactions, certain of our current and past employees and existing investors in
Holdings
LLC (i) either sold 100% of their LLC Units in connection with the IPO or had their LLC Units (after giving effect to the Participation and excluding the incentive units described in the following item) exchanged into an aggregate of 38,143,990 shares of Class A common stock on a one-for-one
basis and (ii) received TRA alternative payments (“TRA Alternative Payments”).

•
With respect to certain current and former employee holders of incentive units that ceased to be holders of LLC Units and became holders of Class A common stock in connection with the Organizational Transactions, such incentive units (after giving effect to the Participation) were exchanged for an aggregate of 11,426,502 shares of Class A common stock and were additionally granted an aggregate of 4,637,622 options to purchase shares of Class A common stock under the Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (
the “top-up options” or “reload options
”). Each such
top-up
option issued under the 2021 Plan is exercisable for one share of our Class A common stock at an exercise price equal to the
IPO
price of $23.50.

•
With respect to the LLC Unitholders who have incentive units and remained as LLC Unitholders after completion of the Organizational Transactions, subject to any reclassification adjustment, such incentive units were exchanged (i) for an aggregate of 27,493,190 LLC Units (after giving effect to the Participation) and (ii) an aggregate of 3,911,482 Management Incentive Units with a participation threshold equal to the
IPO
price of $23.50, which Management Incentive Units are subject to vesting and will be exchangeable into LLC Units, which will then be immediately redeemed for Class A common stock based on the value of Management Incentive Units and the fair market value of the Class A common stock at the time of the applicable exchange. The Management Incentive Units granted under this paragraph are referred to as the
“top-up
Management Incentive Units.”

•
The issuance of an aggregate of 8,171,522 equity awards, including (i) an aggregate of 66,667 options to purchase Class A common stock with an exercise price equal to the
IPO
price of $23.50, (ii) an aggregate of 4,444,911 restricted stock units of Class A common stock, (iii) an aggregate of 2,116,667 Management
Incentive Units (exclusive of the top-up Management Incentive Units) with a participation threshold equal to the
IPO
price of $23.50, and (iv) an aggregate of 1,543,277 restricted LLC units of
Holdings
LLC, in each case, were issued to certain employees in connection with the IPO as IPO awards and are subject to vesting.

•
With respect to the Ryan Parties, subject to any reclassification adjustment, their common units with a participation threshold were exchanged (after giving effect to the Participation) for an aggregate of 736,435 LLC Units.

•
Ryan Specialty Group Holdings, Inc. issued shares of Class B common stock to the LLC Unitholders, on a one-to-one
 basis with the number of LLC Units each LLC Unitholder owns upon the consummation of the Organizational Transactions, for nominal consideration. Shares of Class B common stock were not issued to the LLC Unitholders with respect to the Management Incentive Units.

•
Pursuant to the LLC Operating Agreement, the LLC Unitholders were entitled to exchange LLC Units for shares of Class A common stock on a one-for-one
basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders were also required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered were canceled.

•
Ryan Specialty Group Holdings, Inc.
entered into a Tax Receivable Agreement with
 the LLC Unitholders and Onex that will provide for the payment by us to the LLC Unitholders and Onex, collectively, of 85%

of the amount of cash savings, if any, in U.S. federal, state and local income taxes (computed using simplifying assumptions to address the impact of state and local taxes) the Company actually realizes (or, under certain circumstances is deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the Tax Receivable Agreement, as discussed below) as a result of certain (i) increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) tax attributes of Holdings LLC and subsidiaries of Holdings LLC that existed prior to the IPO or to which we succeed as a result of the Common Blocker Mergers,
(iii)
favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) other tax benefits related to our entering into the Tax Receivable Agreement, including certain tax benefits attributable to payments that we are required to make under the Tax Receivable Agreement. Additionally, with respect to the holders of LLC Units who either sold
 100% of their LLC Units in connection with
the IPO
or had their LLC Units (after giving effect to the Participation) exchanged for shares of Class A common stock on a one-for-one
basis in the Organizational Transactions, such holders had the right to receive a one-time
lump sum payment in an aggregate amount of $72.9 million, comprised of (i) $36.5 million of consideration for certain tax attributes arising as a result of the sale of any of their vested interest in connection with the Participation and (ii) $36.4 million of certain additional consideration related to the exchange of their LLC Units for Class A common stock (in amounts intended to approximate what the holders would have received had their exchange with us been taxable and provided us with additional tax attributes, although these exchanges will not relate to actual tax benefits obtained or to be obtained by us) (collectively, the TRA Alternative Payments).

In connection with the IPO, the Company became the sole managing member of Holdings LLC and controls the management of Holdings LLC. As a result, the Company will consolidate Holdings LLC’s financial results in its consolidated financial statements and report a non-controlling
interest in the economic interest in Holdings LLC held by the remaining LLC Unitholders.

Ryan Specialty Group, LLC
Consolidated Statements of Income (Unaudited)
All balances presented in thousands

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE
Net commissions and fees	$389,846	$246,065	$701,190	$453,150
Fiduciary investment income	166	259	280	1,366

Total revenue	$390,012	$246,324	$701,470	$454,516

EXPENSES
Compensation and benefits	236,801	156,811	451,287	298,113
General and administrative	30,685	21,868	58,230	50,385
Amortization	27,319	9,118	55,113	19,149
Depreciation	1,222	851	2,422	1,629
Change in contingent consideration	1,723	—	2,313	1,032

Total operating expenses	$297,750	$188,648	$569,365	$370,308

OPERATING INCOME	$92,262	$57,676	$132,105	$84,208

Interest expense	18,986	6,759	39,031	15,436
Income from equity method investment in related party	353	—	434	87
Other non-operating income (loss)	(7,890)	555	(29,336)	(2,492)

INCOME BEFORE INCOME TAXES	$65,739	$51,472	$64,172	$66,367
Income tax expense	2,332	1,585	4,566	3,162

NET INCOME	$63,407	$49,887	$59,606	$63,205
Net income (loss) attributable to non-controlling interests, net of tax	—	(54)	2,450	946

NET INCOME ATTRIBUTABLE TO MEMBERS	$63,407	$49,941	$57,156	$62,259

Refer to Notes to the Consolidated Financial Statements

1
1

Ryan Specialty Group, LLC
Consolidated Statements of Comprehensive Income (Unaudited)
All balances presented in thousands

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NET INCOME	$63,407	$49,887	$59,606	$63,205
Net income (loss) attributable to non-controlling interests, net of tax	—	(54)	2,450	946

NET INCOME ATTRIBUTABLE TO MEMBERS	$63,407	$49,941	$57,156	$62,259

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	796	533	444	702
Change in share of equity method investment in related party other comprehensive loss	—	—	(738)	—

Total other comprehensive income (loss), net of tax	$796	$533	$(294)	$702

COMPREHENSIVE INCOME ATTRIBUTABLE TO MEMBERS	$64,203	$50,474	$56,862	$62,961

Refer to Notes to the Consolidated Financial Statements

1
2

Ryan Specialty Group, LLC
Consolidated Statements of Financial Position (Unaudited)
All balances presented in thousands, except unit and par value data

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,528	$312,651
Commissions and fees receivable – net	206,800	177,699
Fiduciary assets	2,293,363	1,978,152
Prepaid incentives – net	7,805	8,842
Other current assets	25,556	16,006

Total current assets	$2,841,052	$2,493,350
NON-CURRENT ASSETS
Goodwill	1,224,299	1,224,196
Other intangible assets	552,904	604,764
Prepaid incentives – net	28,924	36,199
Equity method investment in related party	46,911	47,216
Property and equipment – net	15,961	17,423
Lease right-of-use assets	86,565	93,941
Other non-current assets	10,531	12,293

Total non-current assets	$1,966,095	$2,036,032

TOTAL ASSETS	$4,807,147	$4,529,382

LIABILITIES, MEZZANINE EQUITY AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	131,948	115,573
Preferred units repurchase payable	78,256	—
Accrued compensation	314,510	349,558
Operating lease liabilities	19,909	19,880
Short-term debt and current portion of long-term debt	22,547	19,158
Fiduciary liabilities	2,293,363	1,978,152

Total current liabilities	$2,860,533	$2,482,321
NON-CURRENT LIABILITIES
Accrued compensation	73,577	69,121
Operating lease liabilities	76,046	83,737
Long-term debt	1,570,227	1,566,192
Net deferred tax liabilities	537	577
Other non-current liabilities	6,020	16,709

Total non-current liabilities	$1,726,407	$1,736,336

TOTAL LIABILITIES	$4,586,940	$4,218,657

MEZZANINE EQUITY
Preferred units (260,000,000 par value; 260,000,000 issued and outstanding at June 30, 2021 and December 31, 2020)	$240,831	$239,635
MEMBERS’ EQUITY
Preferred units (74,990,000 par value; 74,990,000 issued and outstanding at June 30, 2021 and December 31, 2020)	—	74,270
Class A common units (692,753,835 par value; 692,753,835 issued and outstanding at June 30, 2021, 693,876,105 par value; 693,876,105 issued and outstanding at December 31, 2020)	274,741	267,248
Class B common units (75,478,586 par value; 75,478,586 issued and outstanding at June 30, 2021 and December 31, 2020)	71,874	71,874
Accumulated deficit	(369,647)	(346,304)
Accumulated other comprehensive income	2,408	2,702

Total RSG members’ equity	$(20,624)	$69,790

Non-controlling interests	—	1,300

Total members’ equity	(20,624)	71,090

TOTAL LIABILITIES, MEZZANINE AND MEMBERS’ EQUITY	$4,807,147	$4,529,382

Refer to Notes to the Consolidated Financial Statements

1
3

Ryan Specialty Group, LLC
Consolidated Statements of Cash Flows (Unaudited)
All balances presented in thousands

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,606	$63,205
Adjustments to reconcile net income to cash flows from (used for) operating activities:
Loss (gain) from non-controlling equity interest	(434)	(87)
Amortization	55,113	19,149
Depreciation	2,422	1,629
Prepaid & deferred compensation expense	23,035	7,297
Equity-based compensation expense	7,595	4,136
Amortization of deferred debt issuance costs	4,748	687
Deferred tax benefit (loss)	(40)	196
Change (net of acquisitions and divestitures) in:
Commissions and fees receivable - net	(29,089)	(24,434)
Accrued interest	333	129
Other current assets and accrued liabilities	(11,932)	12,282
Other non-current assets and accrued liabilities	(3,642)	(15,855)

Total cash flows provided by operating activities	$107,715	$68,334
CASH FLOWS FROM INVESTING ACTIVITIES
Asset acquisitions	—	(5,236)
Prepaid incentives issued – net of repayments	3,786	(4,279)
Equity method investment in related party	—	(23,500)
Capital expenditures	(3,941)	(7,858)

Total cash flows used for investing activities	$(155)	$(40,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to non-controlling interest holders	(48,368)	—
Equity repurchases	(3,880)	(39,156)
Repayment of term debt	(8,250)	(4,063)
Borrowing of term debt	—	150,000
Repayment of subordinated notes	—	(20,000)
Borrowings on revolving credit facilities	—	848
Repayments on revolving credit facilities	—	(44,000)
Deferred offering costs paid	(4,191)	—
Finance lease costs paid	(75)	(36)
Debt issuance costs paid	(1,289)	—
Cash distributions to members	(47,039)	(13,644)

Total cash flows (used for) provided by financing activities	$(113,092)	$29,949

Effect of changes in foreign exchange rates on cash and cash equivalents	409	(2,130)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5,123)	$55,280

CASH AND CASH EQUIVALENTS—Beginning balance	$312,651	$52,016

CASH AND CASH EQUIVALENTS—Ending balance	$307,528	$107,296

Supplemental cash flow information:
Interest and financing costs paid	$32,518	$14,032
Income taxes paid	$5,897	$2,055
Related party asset acquisition	$—	$(6,077)
Forgiveness of related party receivable	$—	$6,077
Accretion of premium on mezzanine equity	$1,196	$615
Accretion of premium on mezzanine equity in accumulated deficit	$(1,196)	$(615)
Repurchase of vested common units	$(745)	$—
Issuance of unsecured promissory note	$745	$—

Refer to Notes to the Consolidated Financial Statements

1
4

Ryan Specialty Group, LLC
Consolidated Statements of Members’ Equity (Unaudited)
All balances presented in thousands

	Mezzanine Equity	Preferred Units	Common Units Class A	Common Units Class B	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Members’ Equity (Deficit)

Balance at January 1, 2021	$239,635	$74,270	$267,248	$71,874	$(346,304)	$2,702	$1,300	$71,090
Net income (loss)	—	—	—	—	(6,251)	—	2,450	(3,801)
Foreign currency translation adjustments	—	—	—	—	—	(352)	—	(352)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	(738)	—	(738)
Accumulation of preferred dividends (% return), net of tax distributions	—	—	—	—	(6,736)	—	—	(6,736)
Accretion of premium on mezzanine equity	598	—	—	—	(598)	—	—	(598)
Related party acquisition	—	—	—	—	(44,517)	—	(3,750)	(48,267)
Distributions declared—tax advances	—	—	—	—	(14,236)	—	—	(14,236)
Repurchases of Class A units	—	—	—	—	(227)	—	—	(227)
Equity-based compensation expense	—	—	4,430	—	—	—	—	4,430

Balance at March 31, 2021	$240,233	$74,270	$271,678	$71,874	$(418,869)	$1,612	$—	$565

Net income (loss)	—	—	—	—	63,407	—	—	63,407
Foreign currency translation adjustments	—	—	—	—	—	796	—	796
Accumulation of preferred dividends (% return), net of tax distributions	—	—	—	—	1,073	—	—	1,073
Accretion of premium on mezzanine equity	598	—	—	—	(598)	—	—	(598)
Related party acquisition	—	—	—	—	(101)	—	—	(101)
Distributions declared—tax advances	—	—	—	—	(9,521)	—	—	(9,521)
Reclassification from preferred units to repurchase payable	—	(74,270)	—	—	(742)	—	—	(75,012)
Repurchases of Class A units	—	—	(102)	—	(4,296)	—	—	(4,398)
Equity-based compensation expense	—	—	3,165	—	—	—	—	3,165

Balance at June 30, 2021	$240,831	$—	$274,741	$71,874	$(369,647)	$2,408	$—	$(20,624)

Refer to Notes to the Consolidated Financial Statements

1
5

Ryan Specialty Group, LLC
Consolidated Statements of Members’ Equity (Unaudited)
All balances presented in thousands

	Mezzanine Equity	Preferred Units	Common Units Class A	Common Units Class B	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Members’ Equity (Deficit)

Balance at January 1, 2020	$139,644	$—	$138,540	$61,225	$(276,009)	$864	$(1,109)	$(76,489)
Net income (loss)	—	—	—	—	12,318		1,000	13,318
Foreign currency translation adjustments	—	—	—	—	—	169	—	169
Accumulation of preferred dividends (% return), net of tax distributions	—	—	—	—	(2,992)	—	—	(2,992)
Accretion of premium on mezzanine equity	308	—	—	—	(308)	—	—	(308)
Related party asset acquisition	—	—	—	—	(3,039)	—	—	(3,039)
Distributions declared—tax advances	—	—	—	—	(12,288)	—	—	(12,288)
Repurchases of Class A units	—	—	(586)	—	(33,918)	—	—	(34,504)
Equity issued to the Board of Directors	—	—	640	—	—	—	—	640
Equity-based compensation expense	—	—	2,041	—	—	—	—	2,041

Balance at March 31, 2020	$139,952	$—	$140,635	$61,225	$(316,236)	$1,033	$(109)	$(113,452)

Net income (loss)	—	—	—	—	49,941	—	(54)	49,887
Foreign currency translation adjustments	—	—	—	—	—	533	—	533
Accumulation of preferred dividends (% return), net of tax distributions	—	—	—	—	(3,176)	—	—	(3,176)
Accretion of premium on mezzanine equity	307	—	—	—	(307)	—	—	(307)
Distributions declared—tax advances	—	—	—	—	(8,087)	—	—	(8,087)
Repurchases of Class A units	—	—	(13)	—	(4,639)	—	—	(4,652)
Equity-based compensation expense	—	—	1,456	—	—	—	—	1,456

Balance at June 30, 2020	$140,259	$—	$142,078	$61,225	$(282,504)	$1,566	$(163)	$(77,798)

Refer to Notes to the Consolidated Financial Statements

1
6

Ryan Specialty Group, LLC
Notes to the Consolidated Financial Statements (Unaudited)
Tabular
balances presented in thousands

1.	Basis of Presentation
Nature of Operations
Ryan Specialty Group, LLC provides specialty prod
u
cts and solutions for insurance brokers, agents and carriers. This encompasses distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter service to a wide variety of personal, commercial, industrial, institutional, and governmental organizations through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.
The Company is headquartered in Chicago, Illinois and has operations in the United States, Canada, the United Kingdom, and continental Europe.
Ryan Specialty Group Holdings, Inc. was formed as a Delaware corporation on March 5, 2021 for the purpose of completing a public offering and related transactions in order to carry on the business of the Company. On July 26, 2021, Ryan Specialty Group Holdings, Inc. completed its IPO of

56,918,278
shares,
65,456,020
shares after the underwriters exercised their option in full
, of its Class A common stock at an offering price of $
23.50
per share. Ryan Specialty Group Holdings, Inc. received approximately
$
1.3
billion of net proceeds from the IPO, approximately $
1.5
 billion after the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and estimated offering expenses. As the parent and sole managing member of the Company, Ryan Specialty Group Holdings, Inc. operates and controls all of the business and affairs of the Company, and through the Company, conducts its business.
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include the Company’s accounts and those of all controlled subsidiaries. Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report for the year ended December 31, 2020.
Intercompany accounts and transactions have been eliminated. In the opinion of management, the Consolidated Financial Statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.
The consolidated financial statements as of and for the periods March 31, 2021 and December 31, 2020 did not reflect the correct value for the Class A common units issued. The identification of this classification error resulted in an increase of $102.3
m
illion
in Class A common units and an offsetting increase of $102.3 million i
n Accumulated deficit for all periods presented. The Company evaluated the impact of the classification error in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 and No. 108 based upon quantitative and qualitative factors analyzed. The Company concluded the classification error was not material to the previously issued annual financial statements and disclosures, which were also included in the confidential registration statements. The Company has revised its prior period financial statements to reflect this change.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes thereto that conform to U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and in the Notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

1
7

Impact of
COVID-19
In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a respiratory illness caused by the coronavirus,
COVID-19.
Related impacts and disruptions continue to be experienced in the geographical areas in which the Company operates, and the ultimate duration and intensity of this global health emergency is unclear. There is significant uncertainty related to the economic outcomes from the ongoing COVID-19 pandemic, including the response of the federal, state and local governments as well as regulators. Given the dynamic nature of the emergency, its impact on the Company’s operations, cash flows, and financial condition cannot be reasonably estimated at this time.
New Accounting Pronouncements Recently Adopted
The following reflect recent accounting pronouncements that have been adopted by the Company. The Company qualifies as an emerging growth company and going forward has elected to adopt accounting pronouncements under public business entity adoption dates.
On October 29, 2020, the FASB issued ASU
2020-10
Codification Improvements. This ASU was issued to address a wide variety of topics in the Accounting Standard Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted the new guidance as of January 1, 2021 with no material impact to the consolidated financial statements or disclosures.

2.	Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by specialty:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Wholesale brokerage	$255,959	$172,118	$447,083	$306,222
Binding authorities	53,596	31,561	108,641	65,707
Underwriting management	80,291	42,386	145,466	81,221

Total Net commissions and fees	$389,846	$246,065	$701,190	$453,150

Contract Assets Balances
Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Statements of Financial Position. The contract asset balance as of June 30, 2021 and December 31, 2020 was $5.6 million and
$6.7
 mi
llion
, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. No contract liabilities were recognized as of June 30, 2021 or December 31, 2020.

3.	Merger and Acquisition Activity
Acquisition Activity
On March 31, 2021, RSG acquired the remaining outstanding 53% of the common units in Ryan Re, making Ryan Re a wholly owned subsidiary. Refer to Note 15,
Related Parties
.
On September 1, 2020, RSG acquired ARL. Prior to the acquisition, ARL was an independently owned wholesale insurance brokerage, binding, and underwriting operation headquartered in Delray Beach, Florida.

1
8

Certain amounts included in the Unaudited Consolidated Financial Statements in respect of acquisitions made in the previous twelve months may be provisional and thus subject to further adjustments until purchase accounting is finalized. The estimation of fair value requires numerous judgments, assumptions and estimates about future events and uncertainties, which could materially impact these values, and the related amortization, where applicable, in the Company’s Unaudited Consolidated Financial Statements. As of June 30, 2021, the Company has not recognized any impairments of acquired goodwill and other intangible assets.
The consideration allocation is based on estimates that are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments must be finalized during the measurement period, which for a particular asset, liability, or non-controlling
interest ends once the acquirer determines that either (i) the necessary information has been obtained or (ii) the information is not available. However, the measurement period for all items is limited to one year from the acquisition date. No adjustment, individually or in aggregate, has been material.
Contingent Consideration
The Company recognizes losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company also recognizes interest expense for accretion of the discount on these liabilities, which is recognized within Interest expense on the Consolidated Statements of Income. The table below summarizes the change in contingent consideration and interest expense related to contingent consideration liabilities for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Change in contingent consideration	$1,723	$—	$2,313	$1,032
Interest expense	313	296	399	587

Total	$2,036	$296	$2,712	$1,619

The aggregate amount of maximum contingent consideration obligation related to acquisitions was $99.8 mi
llion
and $102.4
million
as of June 30, 2021 and December 31, 2020, respectively.

4.	Restructuring
During 2020, the Company initiated a restructuring plan after the All Risks Acquisition, to reduce costs and increase efficiencies. The restructuring plan is expected to generate annual savings of
$25.0
 million.
This plan involves restructuring costs beginning on July 1, 2020, primarily consisting of employee termination benefits and retention costs. The restructuring plan will also include charges for consolidating leased office space, as well as other professional fees. Restructuring costs incurred for the three and six months ended June 30, 2021 were $3.0 million
and $10.0
 million
, respectively, and cumulative restructuring costs incurred since the inception of the program were $20.8 mi
l
lion
as of June 30, 2021. The Company expects to incur total restructuring costs in the range of $30.0
m
illion
to $35.0
 million
, with
run-rate
savings expected to be realized by June 30, 2023.
The table below presents the restructuring expense incurred in the three and six months ended June 30, 2021:

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Compensation and benefits	$2,162	$8,351
Occupancy and other costs (1)	883	1,612

Total	$3,045	$9,963

(1)	Occupancy and Other costs are included within General and administrative expenses within the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability from December 31, 2020 through June 30, 2021
:

	Compensation and benefits	Occupancy and other costs	Total
Balance as of December 31, 2020	$7,049	$—	$7,049
Accrued cost s	8,351	1,612	9,963
Payments	(13,863)	(1,612)	(15,475)

Balance as of June 30, 2021	$1,537	$—	$1,537

5.	Receivables and Current Assets
Receivables
The Company had receivables of $206.8
million
and $177.7
million
outstanding as of June 30, 2021 and December 31, 2020, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Statements of Financial Position. Commission and fees receivable is net of an allowance for credit losses.
Allowance for Credit Losses
The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a rollforward of the Company’s allowance for expected credit losses:

	2021	2020
Balance at January 1	$2,916	$1,555
Write-offs	(329)	—
Increase in provision	334	204

Balance at March 31	2,921	1,759

Write-offs	(1,224)	(472)
Increase in provision	1,237	284

Balance at June 30	$2,934	$1,571

Other Current Assets
Major classes of other current assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$14,452	$11,973
Service receivables (1)	1,061	508
Deferred offering costs	9,766	1,459
Other current receivables	277	1,131

Total other current assets	$25,556	$15,071

(1)	Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 15, Related Parties .
2
0

6.	Fiduciary Assets and Liabilities
The Company recognizes fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary assets in the Company’s Consolidated Statements of Financial Position. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Statements of Financial Position. The excess amounts are held with all other fiduciary assets in fiduciary bank accounts and segregated from operating bank accounts. The Company held or was owed fiduciary funds for premiums and claims of
$2.3
billion and
$2.0

billion at June 30, 2021 and December 31, 2020, respectively.
7.	Leases
The Company has various
non-cancelable
operating leases with various terms through July 2031 primarily for office space and office equipment. The Company has one lease with an inception date prior to June 30, 2021 that has not yet commenced, for a total future estimated lease liability to be recognized in 2021 of
$4.3
 million.
The lease costs for the six months ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020
Lease cost:
Operating lease cost	$12,109	$9,073
Finance lease costs:
Amortization of leased assets	85	32
Interest on lease liabilities	2	1
Short term lease costs:
Operating lease cost	238	346
Finance lease cost
Amortization of leased assets	4	4
Interest on lease liabilities	1	—
Sublease income	(179)	(131)

Lease cost – net	$12,260	$9,325

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,684	$7,643
Operating cash flows from finance leases	91	37
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	1,847	4,734
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate (percent)
Operating leases	3.73	3.83
Finance leases	3.16	3.15
Weighted average remaining lease term (years)
Operating leases	6.1	6.2
Finance leases	2.4	2.9
Supplemental balance sheet information related to Lease
right-of-use
assets:

	June 30, 2021	December 31, 2020
Right-of-use assets – operating leases – net	$86,412	$93,715
Right-of-use assets – finance leases – net	153	226

Total lease right-of-use assets – net	$86,565	$93,941

2
1

Supplemental balance sheet information related to lease liabilities:

	June 30, 2021	December 31, 2020
Current lease liabilities
Operating	$19,909	$19,880
Finance	72	147
Non-current lease liabilities
Operating	76,046	83,737
Finance	77	78

Total Lease Liabilities	$96,104	$103,842

The estimated future minimum payments of operating and financing leases as of June 30, 2021 are as follows:

	Finance Leases	Operating Leases
The remainder of 2021	$61	$10,598
2022	38	22,767
2023	34	17,826
2024	18	14,476
2025	4	10,951
Thereafter	—	31,606

Total undiscounted future lease payments	$155	$108,224

Less imputed interest	(6)	(12,269)

Present value lease liabilities	$149	$95,955

Average annual sublease income for the next eight years is $0.3 million
.

8.	Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies the debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.
The following table is a summary of the Company’s outstanding debt:

	June 30, 2021	December 31, 2020
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, LIBOR + 3% as of June 30, 2021, LIBOR + 3.25% as of December 31, 2020, expires September 1, 2027	$1,582,761	$1,578,930
Revolving debt
5-year revolving loan facility, periodic interest payments, LIBOR + up to 3.25%, plus commitment fees up to 0.50%, expires September 1, 2025	162	15
Premium financing notes
Commercial notes, periodic interest and principal payments, 2.50%, expired June 1, 2021	—	1,951
Commercial notes, periodic interest and principal payments, 1.66%, expires June 1, 2022	4,530	—
Finance lease obligation	149	225
Unsecured promissory notes	1,112	363
Units subject to mandatory redemption	4,060	3,866

Total debt	$1,592,774	$1,585,350

Less current portion	(22,547)	(19,158)

Long term debt	$1,570,227	$1,566,192

Term Loan
In the first quarter of 2021, the Company closed on a repricing of the 2020 credit facility in order to obtain a better interest rate, while no other terms changed. Several lenders opted to not participate in the repricing. The debt related to the lenders that opted out of the repricing was considered extinguished and the fees related to those lenders were written off as of the end of the first quarter. The amount of fees written off was $8.6 million
.

2
2

As of June 30, 2021, the Company has drawn
$1,650.0
mi
llion on the term loan with
$1,637.6
mi
llion outstanding principal and
$0.2
million accrued interest. Unamortized deferred issuance costs on the term loan were
$55.0
million as of June 30, 2021.
9. Derivatives
Interest Rate Swap
The Company’s long-term debt bears a floating r
a
te of interest. RSG uses interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations for up to five years into the future. All outstanding interest rate swaps were settled during 2020 and the Company currently has no interest rate swaps outstanding as of June 30, 2021.
Class B Preferred Embedded Derivatives
As a part of the Class B Preferred Units issued and sold on June 1, 2018 and September 1, 2020 as discussed in Note 10,
Redeemable Preferred Units
, there are various realization events, defined as a Qualified Public Offering or a Sale Transaction, that require a Mandatory Redemption. If a Mandatory Redemption is required prior to the five year anniversary of the issuance date, the redemption price would be subject to a make-whole provision set forth in the terms of the agreement. The preferred yield make-whole provisions represent embedded derivatives that are accounted for on a combined basis separately from the redeemable preferred units and reported at fair value.
The fair value of derivatives not designated as hedging instruments are as follows:

	Derivative Liabilities
	Balance Sheet Location	June 30, 2021	December 31, 2020
Class B embedded derivative s	Accounts payable and accrued liabilities	$(51,035)	$(30,423)

Total derivatives		$(51,035)	$(30,423)
The gains and losses recognized in earnings for derivatives in Other non-operating
income within the Consolidated Statements of Income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss on interest rate contracts	$—	$235	$—	$3,294
Loss on Class B embedded derivatives	8,007	—	20,612	—

Total derivatives not designated as hedging instruments	$8,007	$235	$20,612	$3,294

Additionally, for the six months ended June 30, 2021 and 2020, RSG recognized an increase in cash flows of $20.6 million and
$3.3
 million
, respectively, from changes in current and
non-current
assets and liabilities within the operating section of the Consolidated Statements of Cash Flows.
10. Redeemable Preferred Units
RSG has 260,000,000 redeemable preferred units issued and outstanding as of June 30, 2021, which remains unchanged from December 31, 2020. In 2020, the Company issued 110,000,000 redeemable preferred units and 10,124,000 Class B common units
to Onex for an aggregate purchase price of $110.0
 million
. The redeemable preferred units of 150,000,000
issued in 2018 and

110,000,000
units issued in 2020
accrue dividends at a quarterly compounding rate of
8
% and
10
% per annum, respectively. All
260,000,000
outstanding redeemable preferred units have put and call redemption features. The redeemable preferred units have certain anti-dilution rights and are subject to certain restrictions and liquidation preferences per the Fifth Amended and Restated Limited Liability Company Agreement (“5
th
LLC Operating Agreement”). Limited voting rights are collective among the redeemable preferred units based on their economic rights in a liquidation.

2
3

RSG has the option, but not the requirement, to repurchase up to 100% of the 260,000,000 redeemable preferred units issued to Onex at any time. If the option is exercised before the fifth anniversary of each issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreement. Onex has the right to cause the Company to repurchase up to 100
% of the redeemable preferred units after the tenth anniversary of each issuance for any unpaid preferred return and unreturned capital, or in the event that the Company completes a capital raise (“Capital Raise Transaction”) of at least $
100.0
million
from an independent third-party investor. Where Onex requires the Company to repurchase the redeemable preferred units prior to the fifth anniversary of each issuance as a result of a Capital Raise Transaction, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreement.
The Onex Purchase Agreement requires a redemption (“Mandatory Redemption”) of the redeemable preferred units upon the occurrence of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Company’s 5th LLC Operating Agreement. Where a Mandatory Redemption is required prior to the fifth anniversary of an issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreement. In the event that the Company is required to repurchase the redeemable preferred units after the tenth anniversary of an issuance as a result of a Capital Raise Transaction, or as the result of a Mandatory Redemption, and the Company is unable to repurchase the redeemable preferred units within six months, various contingent preferred yield features will be triggered.
The Company determined that the Mandatory Redemption opti
o
n exercisable upon the occurrence of a Realization Event or completion of a Capital Raise Transaction must be accounted for separately from the redeemable preferred units as a derivative liability in accordance with ASC 815
Derivatives and Hedging
. These embedded derivatives, are accounted for on a combined basis separately from the redeemable preferred units and recorded at fair value.
Since the put option exercisable after the tenth anniversary of the issuance is at the option of the holder, but is not mandatorily redeemable, the redeemable preferred units are classified as mezzanine equity and were initially recognized at relative fair value. The fair value of the 2020 issuance was recorded as the proceeds on the date of issuance, $110.0 million, less the relative fair value allocated to the Class B common units of
$10.7

m
illion
, issuance costs of $0.2
 million
, and $0.8
million
assigned to the embedded derivative liability at the date of issuance resulting in an adjusted initial value of $98.4 million
. The fair value of the 2018 issuance was recorded as the proceeds on the date of issuance, $175.0 million
, less the relative fair value allocated to the Class B
common units of
$36.2
 million
, issuance costs of $0.1
 million
, and $0.9
million
assigned to the embedded derivative liability at the date of issuance resulting in an adjusted initial value of $137.7 million
.
The difference between the redemption value of the redeemable preferred units and the carrying value is being accreted over the period from the date of issuance through September 1, 2030 and June 1, 2028 for the 2020 and 2018 issuances, respectively, using the effective interest method. The accretion is treated as a deemed dividend and is recorded as a charge to retained earnings. The cumulative accretion as of June 30, 2021 and December 31, 2020 was $4.8 million
and $3.6
 million
, respectively, resulting in adjusted redeemable preferred unit carrying values of $240.8 million
and $239.6
 million
, respectively. Dividend payments on the redeemable preferred units may be accrued and deferred at the option of the Board of Directors. Unpaid preferred dividends of $14.5 million
and $9.5
mi
llion
were recorded in Accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020, respectively. RSG paid $7.0 million
and $6.4
million
of preferred dividends inclusive of state tax payments and distributions to Onex in the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
The fair value of the redeemable preferred unit yield make-whole provisions was $51.0 million
and $30.4
million
at June 30, 2021 and December 31, 2020, respectively. Refer to Note 13,
Fair Value Measurements.
11. Equity
RSG has issued equity to the Founder Group and other investors to raise funds for investments. The Company has separately issued equity and grants of unvested equity to the Company’s key employees and to the Company’s directors in order to attract and retain key talent. RSG has both preferred and common units.
In connection with the IPO but prior to June 30, 2021, as described in Note 17,
Subsequent Events
, the Board approved the repurchase of 74,990,000 Class B Preferred Units from the
Founder Group
for $78.3
 million
, which reflects the par value of $75.0
million
plus unpaid accrued preferred dividends. As the repurchase did not occur until July 1, 2021, a liability for the full amount is included in Preferred units repurchase payable on the Consolidated Statements of Financial Position, and the Class B Preferred Units remained outstanding as of June 30, 2021.

2
4

The following table presents changes in the nu
m
ber of common and preferred units issued and repurchased:

	Common Equity			Preferred Equity
	Class A	Class B	Total	Class B	Total
December 31 , 20 20	693,876	75,478	769,354	74,990	74,990
Forfeitures	(40)	—	(40)	—	—
Repurchases	(41)	—	(41)	—	—

March 31, 2021	693,795	75,478	769,273	74,990	74,990
Forfeitures	(375)	—	(375)	—	—
Repurchases	(666)	—	(666)	—	—

June 30, 2021	692,754	75,478	768,232	74,990	74,990

	Common Equity			Preferred Equity
	Class A	Class B	Total	Class B	Total
December 31 , 2019	655,386	65,354	720,740	—	—
Grants	175	—	175	—	—
Forfeitures	(375)	—	(375)	—	—
Repurchases	(8,036)	—	(8,036)	—	—

March 31, 2020	647,150	65,354	712,504	—	—
Repurchases	(1,081)	—	(1,081)	—	—

June 30, 2020	646,069	65,354	711,423	—	—

12. Employee Benefit Plans, Prepaid and Long-Term Incentives
Defined Contribution Plan
The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Group Employee Savings Plan (the “Plan”), to all eligible employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled

50
% of each eligible employee’s contribution. The Company recognized expense related to discretionary matching contributions in the amount of $
3.6
million
and $
2.5
million
in the three months ended June
30
,
2021
and June
30
,
2020
, respectively, and $
7.1
million
and $
4.8
million
in the six months ended June
30
,
2021
and
2020
, respectively. Starting in
2021
, the Company changed the timing of discretionary matching contributions to being made throughout the year as opposed to making the contribution after the end of each year. RSG accrues for Company contributions in Current Accrued compensation within the Consolidated Statements of Financial Position. Due to the change in timing of the discretionary matching contributions, there were no Company contributions accrued for as of June
30
,
2021
. As of December
31
,
2020
, RSG accrued for $
10.4
million
of Company contributions which were paid in the first quarter of
2021
.
Long-term Incentive Compensation Agreements
RSG has entered into certain long-term incentive agreements whereby, at the end of a service period, employees are awarded cash, according to specified formulas following a period, typically associated with an acquisition. RSG recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout. RSG recognized compensation expense of $0.5 million
and $1.0
million
related to these awards for the three and six months ended June 30, 2021, respectively. RSG recognized compensation expense of $0.5 million
and $1.0
million
related to these awards for the three and six months ended June 30, 2020, respectively. The aggregate amount of maximum obligation payable was $
6.9
million and $
11.9
million as of June 30, 2021 and December 31, 2020, respectively.

2
5

ARL Long-Term Incentive Plans
ARL had established various long-term incentive plans (“LTIPs”) throughout its history to incentivize certain executives, producers and key employees. ARL additionally established sales bonuses, implemented by the management of ARL, as compensation for past services performed in connection with executing the sale. Following the acquisition by RSG, the LTIP awards vest based on the achievement of various service conditions and are cash-settled. Cash settlement, including all cash payments due on close, will be made by RSG.
The total value of the sales bonuses and LTIP awards at the acquisition date was $24.3 million
and $303.7
 million
, respectively. The portion allocated to the
pre-combination
service period and accounted for as consideration transferred was $257.6 million
inclusive of sales bonuses. Of the expense related to post-combination services after forfeitures, $17.5 million
was expensed in the six months ended June 30, 2021 with the remaining expense of
$39.9
million
to be recognized over a 0.98 year weighted-average period. The liability for these awards is recognized in Current and
Non-current
Accrued compensation in the Consolidated Statements of Financial Position and the expense is recognized in Compensation and Benefits in the Consolidated Statements of Income ratably over the remaining service period of the participants while employed at RSG. As of June 30, 2021, the Current and
Non-current
portions of the ARL LTIP accrual were $97.5
million
and $73.6
 million
, respectively.

2
6

13. Fair Value Measurements
Accounting standards establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:
Level
 1.
Observable inputs such as quoted prices for identical assets in active markets;
Level
 2.
Inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and
Level
 3.
Unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.
The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level of input that is significant to the fair value measure in its entirety.
The carrying amount of financial assets and liabilities reported in the Consolidated Statements of Financial Position for Cash and cash equivalents, Commissions and fees receivable—net, Other current assets, and Accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020, approximate fair value because of the short-term duration of these instruments.
Derivative Instruments
The fair value of the combined embedded derivatives on the redeemable preferred units is based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which is a Level 3 fair value measurement. In determining the fair value, the Company will first estimate the likelihood of a Realization Event based on discussions with management. The Company then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. Changes in the timing and likelihood of a Realization Event and/or the discount rates used would result in a change in the fair value of recorded embedded derivative obligations. The fair value of the make-whole provisions as of June 30, 2021 was $51.0 million.
Contingent Consideration
Any contingent consideration arising upon a business combination is initially recorded as a component of the total consideration of that business combination at fair value with an offsetting liability in the opening balance sheet under Other
Non-current
liabilities in the Statements of Financial Position.
The fair value of these contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted EBITDA and market risk adjusted EBITDA which are then run through a series of simulations. The risk-free rates and expected volatility used in the models range from 0.05% to 0.10% and 15% to 35%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates generally range from 5.5% to 12.1% for the acquisitions.
Each period, RSG revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration within Operating income when incurred.

2
7

Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgements could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position.
As of June 30, 2021 and December 31, 2020, the current portion of the fair value of contingent consideration was $16.2 million
and $5.5
 million
, respectively, recorded in Accounts payable and accrued liabilities. The non-current
portion of the fair value of the contingent consideration was
$6.0
million
and $16.6
 million
, respectively, recorded in Other
non-current
liabilities in the Statement of Financial Position.
The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Debt (1)	$1,641,719	$—	$—	$1,648,997	$—	$—
Contingent purchase consideration (2)	—	—	22,135	—	—	22,096
Make-whole provision on Class B Preferred Units (3)	—	—	51,035	—	—	30,423

Total liabilities measured at fair value	$1,641,719	$—	$73,170	$1,648,997	$—	$52,519

(1)	See Note 8, Debt.
(2)
Contingent purchase considerations are listed in Accounts payable and accrued liabilities and Other non-current
liabilities in the Statement of Financial Position and in Change in contingent consideration in the Statements of Income.

(3)	Make-Whole Provisions are listed as Accounts payable and accrued liabilities in the Statements of Financial Position and in Other non-operating (loss) income in the Statement of Income.
There were no assets or liabilities that were transferred between fair value hierarchy levels during the six months ended June 30, 2021 and December 31, 2020.
The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	June 30, 2021			June 30, 2020
	Make-Whole provision on class B units	Contingent consideration	Total	Make-Whole provision on class B units	Contingent consideration	Total
Opening balance	$30,423	$22,096	$52,519	$891	$23,527	$24,418
Total gains/losses included in earnings	20,612	2,712	23,324	—	1,619	1,619
Settlements	—	(2,673)	(2,673)	—	(497)	(497)

Ending balance	$51,035	$22,135	$73,170	$891	$24,649	$25,540

During the six months ended June 30, 2021 and 2020, there were no purchases, issues, sales or transfers related to fair value measurements. The Company settled contingent consideration of $2.7 million
and $0.5
million
during the six months ended June 30, 2021 and June 30, 2020, respectively. Additionally, no unrealized gains or losses were recorded in the Consolidated Statements of Comprehensive Income for liabilities held during the period.

2
8

14. Commitments and Contingencies
Legal – E&O and Other Considerations
As an excess and surplus lines and admitted markets broker, RSG has potential E&O risk if an insurance carrier with which RSG placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, RSG from time to time seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.
RSG purchases insurance to provide protection from E&O claims that may arise during the ordinary course of business. Since June 1, 2019, RSG’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million
in excess of their retained amount of $2.5
million
per claim. RSG has historically maintained self-insurance reserves for the Company’s portion of the E&O exposure that is not insured. RSG periodically determines a range of possible reserve levels using the best available information that rely heavily on projecting historical claim data into the future.
RSG’s reserve for these and other E&O claims and business accommodations in the Consolidated Statements of Financial Position is above the lower end of the most recently determined range. Reserves of $1.6 million
and $1.5
million
were held for outstanding matters as of June 30, 2021 and December 31, 2020, respectively. Relatedly, RSG recognized $0.7 million
and $1.1
million
in General and administrative expense for the six months ended June 30, 2021 and 2020, respectively. RSG recognized $0.4 million
and $0.1
million
in General and administrative expense for the three months ended June 30, 2021 and 2020, respectively. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
15. Related Parties
The Company is predominantly owned directly or indirectly by its CEO and Chairman Patrick G. Ryan or his family trusts through the investments described in Note 11,
Equity
.
Ryan Specialty Group Risk
RSG has an arrangement to provide administrative services to Ryan Specialty Group Risk, LLC (“RSGR”), an entity wholly owned directly or indirectly by Patrick G. Ryan, which participated in the underwriting profits of certain Lloyd’s syndicates. RSG is reimbursed for these administrative services. Reimbursements for services provided in the six months ended June 30, 2021 and 2020 were immaterial. RSG does not have a variable interest in this entity.
Ryan Specialty Group Risk Innovators
On June 28, 2018, RSG entered into a services agreement with Ryan Specialty Group Risk Innovators, LLC (“RSGRI”), a new subsidiary of RSGR. It was established to incubate new opportunities providing insurance and reinsurance services to brokers and carriers. According to the terms of the agreement, RSG provides both administrative services to, as well disburses payments for costs directly incurred by, RSGRI. These direct costs include compensation expenses incurred by employees of RSGRI. RSG earns a markup on administrative services performed for and on behalf of RSGRI but not on payments related to business employees. RSG does not have a variable interest in this entity.
JEM Underwriting Managers, LLC
JEM Underwriting Managers, LLC, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new property insurance initiative. On January 1, 2020, RSG acquired the assets and liabilities of JEM from RSGRI. Total consideration transferred was
$4.0

million, net of cash acquired.

Ryan Re and Geneva Re
Ryan Re
Ryan Re, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new reinsurance underwriting service offering. On June 13, 2019, Ryan Re was ultimately contributed to Geneva Ryan Holdings, LLC (“GRH”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan, and other affiliated investors. One investor is an LLC Unitholder and a director of the Company, and another is both an LLC Unitholder and employee of the Company. RSG does not consolidate GRH as RSG does not have a direct investment in or variable interest in this entity.
On June 13, 2019, RSG acquired a controlling interest of 47% of the common units in Ryan Re from GRH with a $1 par value for $4.70 and was appointed the Managing Member of Ryan Re. GRH retained a 53% interest in this entity. As Ryan Re is under common control with the Company, RSG recognized the assets and liabilities in Ryan Re upon initial consolidation at historical cost, inclusive of an accumulated deficit.
On March 31, 2021, GRH distributed a portion of its interest in Ryan Re to the two investors affiliated with RSG. RSG subsequently acquired the remaining 53% of the common units in Ryan Re from GRH and the two affiliated investors with a $1 par value for total consideration of $48.4 million
. As a result of the transaction, RSG derecognized the noncontrolling interest of $3.7 million
and recognized a deemed distribution of $44.6
 million
, inclusive of a working capital
true-up
payment of $0.1
million
in the second quarter of 2021. The valuation of the outstanding interest in Ryan Re was determined by an unrelated third party. Upon RSG acquiring the remaining 53% of common units, Ryan Re became a wholly owned subsidiary of RSG. RSG will continue to include the financial results of Ryan Re in the Company’s Consolidated Financial Statements but will no longer present a noncontrolling interest related to Ryan Re on the Statement of Financial Position after the first quarter of 2021.
Ryan Investment Holdings
Ryan Investment Holdings, LLC (“RIH”) was formed as an investment holding company designed to aggregate the funds of RSG and GRH for investment in Geneva Re Partners, LLC (“GRP”). RSG holds a 47% interest in RIH and GRH holds a 53% interest in RIH. RIH has a 50%
non-controlling
interest in GRP, and the other 50% is owned by Nationwide Mutual Insurance Company (“Nationwide”). GRP wholly owns Geneva Re, Ltd (“Geneva Re”), a Bermuda-regulated reinsurance company. RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.
The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of
$47.0
 million
. The Company may be exposed to losses arising from the equity method investment, as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio.
Geneva Re
As discussed above, Geneva Re is a wholly owned subsidiary of GRP. GRP was formed as a joint venture between Nationwide and RIH, with each retaining a 50% ownership interest in GRP in exchange for
a
$50.0
million
initial cash investment from each. The Company, through its investment in RIH and in connection with the GRP Subscription Agreement, has an agreement that outlines the terms of the Company’s investment in RIH, as well as the commitment of RIH’s unit holders to invest funds into GRP at the request of the GRP board, for a total investment of $47.0 million
. On March 5, 2020, RSG contributed $23.5
million
of capital in satisfaction of the remaining capital commitment to Geneva Re.
In accordance with the Master Transaction Agreement, (“MTA”), Geneva Re is obligated to reimburse RSG for any transaction expenses incurred by RSG in connection with the formation of Geneva Re. RSG had $0.4 million
due from Geneva Re under this agreement as of December 31, 2020. On January 1, 2021 RSG entered into a service agreement with Geneva Re to provide both administrative services to, as well disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. RSG had $0.6 million
due from Geneva Re under this agreement, for a total outstanding balance of $1.0 million
as of June 30, 2021.

3
0

At the formation of RIH, Patrick G. Ryan and Diane M. Aigotti, former Executive Vice President and CFO of the Company, were designated to represent RSG’s interest on the board of GRP. In connection with the retirement of Diane M. Aigotti in the first quarter of 2021, Jeremiah R. Bickham, the current CFO of RSG, replaced Diane M. Aigotti on the board of GRP. One of the investors of GRH represents the interests of GRH, while another of its investors is on the Company’s Board of Directors, is Executive Chairman of Geneva Re, and acts in the capacity of Executive Director on the Board of GRP.
Ryan Re Services Agreement with Geneva Re and Nationwide
On June 13, 2019, Ryan Re entered into an underwriting agreement with Nationwide to provide reinsurance underwriting services to Nationwide and its affiliated insurance entities. Simultaneously through the MTA, Ryan Re entered into a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re received a service fee equal to 2.5% of gross written premium derived from reinsurance and retrocession business assumed by Geneva Re from Nationwide through December 31, 2020. On January 1, 2021, the services agreement between Ryan Re and Geneva Re was amended to remove the 2.5% of gross premium written and was replaced with a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing certain underwriting and administrative services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.9 million and
$0.9
million for the six months ended June 30, 2021 and 2020, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, was
$3.3
million and
$3.0
million as of June 30, 2021 and December 31, 2020, respectively.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from a third-party service provider called Executive Jet Management (“EJM”). Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations, which include EJM chartering to third parties, for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has usually been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized de minimis expenses related to business usage of the aircraft for the three months ended June 30, 2021 and 2020. The Company recognized an expense related to business usage of the aircraft of $0.3
million
and $0.2
million

for the six months ended June 30, 2021 and 2020, respectively.
Personal Guarantee
In April 2021, Mr. Ryan personally guaranteed up to $10.0
million of the financial obligations of the Company under an agency agreement with certain insurance companies that are affiliated with National Indemnity Company. The Company did not pay Mr. Ryan any consideration for this guarantee. Mr. Ryan’s guarantee may be replaced by the Company with a letter of credit at any time, subject to the prior approval of the insurance companies. Following the completion of the IPO, Mr. Ryan will not personally guarantee any additional financial obligations of the Company or any of its subsidiaries.
16. Income Taxes
The Company is an LLC treated as a partnership for income tax reporting. As such, its members are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income. The Company owns several operating subsidiaries which are considered
C-Corporations
for U.S. federal, state and local income tax purposes. Taxable income or loss from these corporations is not passed through to the Company. Instead, it is taxed at the corporate level subject to the prevailing corporate tax rates.
The Company’s effective tax rate from continuing operations was 3.55% and 3.08% for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate from continuing operations was 7.12% and 4.77% for the six months ended June 30, 2021 and 2020, respectively. The quarterly effective tax rates are significantly different from the 21% statutory tax rate due to the Company being a partnership for income tax reporting.

3
1

17. Subsequent Events
The Company has evaluated subsequent events through September 2, 2021 and has concluded that no events have occurred that require disclosure other than the events listed below.
Initial Public Offering
On July 26, 2021, Ryan Specialty Group Holdings, Inc. completed its IPO of

56,918,278
shares,
65,456,020
shares after the underwriters fully exercised their option, of its Class A common stock, $
0.001
par value per share, at an offering price of $
23.50
per share. Ryan Specialty Group Holdings, Inc. received net proceeds from the IPO of approximately $
1.3
billion from the initial offering, approximately
$
1.5
billion after the full exercise of the underwriters’ option, after deducting underwriting discounts and commissions and estimated offering expenses. Immediately following the completion of the IPO and related organizational transactions, the Ryan Specialty Group Holdings, Inc. held an approximately
41.7
%

interest in the Company.
Founder Group’s Preferred Units Repurchase
On July 1, 2021, the Company repurchased the Preferred Units held by the Founder Group. See Note 11,
Equity.
Revolving Credit Facility Upsize
In connection with closing of the IPO, which occurred on July 26, 2021, the Company executed an agreement with its lenders to increase the revolving credit facility commitments from
$300.0
million to
$600.0

million.
ARL Long Term Incentive Plan
On August 10, 2021, the Board of Directors of Ryan Specialty Group Holdings, Inc. elected to terminate the ARL long-term incentive plans. The decision to terminate the plans will not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date (i.e., by August 10, 2022). These awards remain subject to the achievement of service conditions. As a result of the termination of the plans, the non-current portion of the liability for these awards will be reclassified to Current Accrued compensation in the third quarter of 2021.

3
2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form
10-Q
and our consolidated financial statements and the related notes in the IPO Prospectus. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the IPO Prospectus, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements”
.
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months and six months ended June 30, 2021 and 2020 prepared in accordance with U.S. GAAP. In addition, we regularly review the following
Non-GAAP
measures when assessing performance: Organic Revenue Growth Rate, Adjusted Compensation and Benefits Expense, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income and Adjusted Net Income Margin. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
Overview
Founded by Patrick G. Ryan in 2010, we are a rapidly growing service provider of specialty products and solutions for insurance brokers, agents and carriers. We provide distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents and carriers.
For retail insurance brokers, we assist in the placement of complex or otherwise hard-to-place
risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite and service these same risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions and drive innovation. We believe our success has been achieved by providing best-in-class
intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.
Significant Events and Transactions
Effects of the Reorganization on Our Corporate Structure
We were incorporated in March 2021 and formed for the purpose of the IPO. We are a holding company and our sole material asset is the ownership interest in Holdings LLC. All of our business is conducted through Holdings LLC, and the financial results of Holdings LLC will be included in the consolidated financial statements of Ryan Specialty Group Holdings, Inc.
Holdings LLC has been treated as a pass-through entity for U.S. federal and state income tax purposes and accordingly has not been subject to U.S. federal or state income tax. After the IPO, Holdings LLC continues to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of LLC Units in Holdings LLC, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. We intend to cause Holdings LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.
Response to
COVID-19
An outbreak of a novel strain of the coronavirus,
COVID-19,
was recognized as a pandemic by the World Health Organization on March 11, 2020. Our leadership took decisive, timely steps to protect the health, safety and wellbeing of our employees, their families and trading partners by closing nearly all in-office
operations, restricting business travel and transitioning to a remote work environment. The investments we made in our culture, trading partner relationships, business, technology and IT team members allowed for a seamless transition. We plan to continue to largely work remotely through at least September 2021 in order to best protect our RSG family. This remains subject to change as the pandemic continues to evolve. As a result of the success of our remote work operations during the pandemic, we are exploring ways in which to incorporate remote work flexibility into our post-pandemic operating model.
While the pandemic has had a significant detrimental effect on numerous segments of the global economy, it provided opportunities for many aspects of our Wholesale Brokerage, Binding Authority and Underwriting Management Specialties. We believe the pandemic resulted in an increased flow of submissions into the E&S market and a further hardening of E&S insurance rates (which had already been happening since 2019), thereby yielding higher premiums. As a result, many of our specialties experienced, and continue to experience, an increase in the number of accounts handled and higher premium rates, on average, thereby increasing our commissions.
Highlighting the resilience of our business, the dedication of our workforce, and the E&S market opportunities created by the pandemic, in 2020 we completed the All Risks Acquisition (the largest in our history), made substantial progress on our integration and the Restructuring Plan and realized 20.4% organic revenue growth, all in the midst of the pandemic. We managed to sustain this resilience in 2021 through the continued advancement of the integration and Restructuring Plan and realized 23.9% organic revenue growth for the six months ended June 30, 2021.
While we believe our business and operations have thus far performed at a high level of efficiency and achieved historic results throughout the pandemic, there are no comparable recent events which may provide guidance as to the ultimate effect of the spread of
COVID-19
and a global pandemic. As a result, the final impact of the pandemic or a similar health epidemic remains uncertain, particularly if variants of the virus develop, vaccines are not distributed at a suitable pace or prove less effective than anticipated, and/or the pandemic otherwise continues beyond current expectations. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in our IPO Prospectus for a discussion of the risks related to the
COVID-19
pandemic.
2020 Restructuring Plan
During the third quarter of 2020 and in conjunction with the All Risks Acquisition, we initiated the Restructuring Plan in an effort to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin. The Restructuring Plan is expected to generate annual savings of $25.0 million as the plan is fully actioned by June 30, 2022. Initial savings began to materialize in 2020 with the full run-rate
savings expected to be realized by June 30, 2023. Of the $25.0 million of savings, approximately 90% relates to a reduction in workforce with the remaining 10% related to lease and contract terminations. The Restructuring Plan is expected to incur cumulative one-time
charges of between $30.0 million and $35.0 million, funded through operating cash flow. Restructuring costs will primarily be included in Compensation and Benefits expense with the remaining costs in General and Administrative expense. See Note 4,
Restructuring
of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the Restructuring Plan in the third quarter of 2020. For the three and six months ended June 30, 2021 we incurred restructuring costs of $3.0 million and $10.0 million, respectively, and cumulative restructuring costs of $20.8 million since the inception of the plan. These costs are offset by realized respective savings of approximately $5.6 million and $10.4 million for the three months and six months ended June 30, 2021. Of the cumulative $20.8 million costs, $18.5 million was workforce-related with the remaining being general and administrative costs. While the current results of the Restructuring Plan are in line with expectations, changes to the total savings estimate and timing of the Restructuring Plan may evolve as we continue to progress through the plan and evaluate other potential restructuring opportunities. The actual amounts and timing may vary significantly based on various factors.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Pursue Strategic Acquisitions
We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product capabilities or provide us access to new markets. We have previously made and intend to continue to make acquisitions with the objective of enhancing our human capital and product capabilities, entering natural adjacencies and expanding our geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any significant acquisitions at this time.
Deepen and Broaden our Relationships with Retail Broker Partners
We have deep engagement with our retail broker trading partners. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2020, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our overall growth rate of 20%. Our ability to deepen and broaden relationships with our retail broker partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, competition, pricing, economic conditions and spending on our product offerings.
Build our National Binding Authority Business
We believe there is substantial opportunity to continue to grow our binding authority business, as we believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market. Our ability to grow our binding authority business is dependent upon a number of factors, including the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings and the growth in demand of the insurance products.
Invest in Operation and Growth
We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue to do so. We are focused on enhancing the breadth of our product offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry. Our future success is dependent on our ability to successfully develop, market and sell existing and new products to both new and existing trading partners.

Generate Commission Regardless of the State of the Specialty Insurance Market
We generate commissions, which are calculated as a percentage of the total insurance policy premium, and fees. A softening of the insurance market or specialty lines that are our focus, characterized by a period of declining premium rates, could negatively impact our profitability.
Leverage the Growth of the E&S Market
The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard
risks across many lines of insurance. This trend continued in 2020 and the first two quarters of 2021, with a record 30 named storms during the 2020 Atlantic hurricane season, over 10.3 million acres burned through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms who have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address changing market fundamentals.
Address Costs of being a Public Company
As we begin to operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, increased professional fees for accounting, proxy statements, shareholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees and offering expenses.
Summary of Financial Performance Highlights

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
GAAP financial measures
Total revenue	$390,012	$246,324	$143,688	58.3%	$701,470	$454,516	$246,954	54.3%
Compensation and benefits	236,801	156,811	79,990	51.0	451,287	298,113	153,174	51.4
General and administrative	30,685	21,868	8,817	40.3	58,230	50,385	7,845	15.6
Total operating expenses	297,750	188,648	109,102	57.8	569,365	370,308	199,057	53.8
Operating income	92,262	57,676	34,586	60.0	132,105	84,208	47,897	56.9
Net income	63,407	49,887	13,520	27.1	59,606	63,205	(3,599)	(5.7)
Net income attributable to members	63,407	49,941	13,466	27.0	57,156	62,259	(5,103)	(8.2)
Compensation and Benefits Expense Ratio	60.7%	63.7%			64.3%	65.6%
General and Administrative Expense Ratio	7.9%	8.9%			8.3%	11.1%
Net Income Margin	16.3%	20.3%			8.5%	13.9%
Non-GAAP financial measures*
Organic Revenue Growth Rate	28.5%	18.5%			23.9%	23.4%
Adjusted Compensation and Benefits Expense	$220,495	$150,412	$70,083	46.6%	$412,862	$285,151	$127,711	44.8%
Adjusted Compensation and Benefits Expense Ratio	56.5%	61.1%			58.9%	62.7%
Adjusted General and Administrative Expense	$29,030	$17,581	$11,449	65.1%	$53,717	$44,973	$8,744	19.4%
Adjusted General and Administrative Expense Ratio	7.4%	7.1%			7.7%	9.9%
Adjusted EBITDAC	$140,487	$78,331	$62,156	79.4%	$234,891	$124,392	$110,499	88.8%
Adjusted EBITDAC Margin	36.0%	31.8%			33.5%	27.4%
Adjusted Net Income	$92,275	$53,181	$39,094	73.5%	$149,405	$81,015	$68,390	84.4%
Adjusted Net Income Margin	23.7%	21.6%			21.3%	17.8%

*
For a definition and a reconciliation of Organic Revenue Growth Rate, Adjusted Compensation and Benefits, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, and Adjusted Net Income Margin, to the most comparable GAAP measure, see
“Non-GAAP
Financial Measures and Key Performance Indicators.”

Comparison of the Three Months Ended June 30, 2021 and 2020

•	Revenue increased $143.7 million or 58.3% period-over-period to $390.0 million.

•	Compensation and benefits expense increased $80.0 million, or 51.0%, and the Compensation and Benefits Expense Ratio decreased 3.0% from 63.7% to 60.7% period-over-period.

•	General and administrative expense increased $8.8 million, or 40.3%, and the General and Administrative Expense Ratio decreased 1.0% from 8.9% to 7.9% period-over-period.

•	Operating expenses increased $109.1 million or 57.8% period-over-period to $297.8 million.

•	Operating income increased 60.0% period-over-period to $92.3 million.

•	Net Income increased by 27.1% to $63.4, or $13.5 million period-over-period.

•	Net Income Margin was 16.3% for the quarter, compared to 20.3% in the same quarter last year.

•	Organic Revenue Growth Rate for the quarter was 28.5%, compared to 18.5% in the same quarter last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted Compensation and Benefits Expense increased $70.1 million, or 46.6%, and the Adjusted Compensation and Benefits Expense Ratio decreased 4.6% from 61.1% to 56.5% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted General and Administrative Expense increased $11.4 million, or 65.1%, and the Adjusted General and Administrative Expense Ratio increased 0.3% from 7.1% to 7.4% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•	Adjusted EBITDAC, increased 79.4% to $140.5 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•	Adjusted EBITDAC Margin increased to 36.0% from 31.8% period-over-period—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted Net Income and Adjusted Net Income Margin increased to $92.3 million and 23.7%, respectively, from $53.2 million and 21.6% period-over-period—see
“Non-GAAP
Financial Measures and Key Performance Indicators” for further information.

Comparison of the Six Months Ended June 30, 2021 and 2020

•	Revenue increased $247.0 million or 54.3% year-over-year to $701.5 million.

•	Compensation and benefits expense increased $153.2 million, or 51.4%, and the Compensation and Benefits Expense Ratio decreased 1.3% from 65.6% to 64.3% period-over-period.

•	General and administrative expense increased $7.8 million, or 15.6%, and the General and Administrative Expense Ratio decreased 2.8% from 11.1% to 8.3% period-over-period.

•	Operating expenses increased $199.1 million or 53.8% year-over-year to $569.4 million.

•	Operating income increased 56.9% year-over-year to $132.1 million.

•	Net Income decreased by 5.7% to $59.6 million compared to the six months ended June 30, 2020.

•	Net Income Margin was 8.5% for the six months, compared to 13.9% for the same period in the prior year.

•
Organic Revenue Growth Rate was 23.9% for the six months ended June 30, 2021, compared to 23.4% for the same period in the prior year—see
“Non-GAAP
Financial Measures and Key Performance Indicators” for further information.

•
Adjusted Compensation and Benefits Expense increased $127.7 million, or 44.8% and the adjusted Compensation and Benefits Expense Ratio decreased 3.8% from 62.7% to 58.9% period-over-period – see
“Non-GAAP
Financial Measures and Key Performance Indicators” for further information.

•
Adjusted General and Administrative Expense increased $8.7 million, or 19.4%, and the Adjusted General and Administrative Expense Ratio decreased 2.2% from 9.9% to 7.7% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•	Adjusted EBITDAC increased 88.8% year-over-year to $234.9 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•	Adjusted EBITDAC Margin increased to 33.5% from 27.4% year-over-year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted Net Income and Adjusted Net Income Margin increased to $149.4 million and 21.3%, respectively, from $81.0 million and 17.8% for the six months ended June 30, 2021 compared to the same period in 2020—see
“Non-GAAP
Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily by commissions from our three Specialties, which are calculated as a percentage of the total insurance policy premium. We are paid commissions for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. In our Wholesale Brokerage and Binding Authority Specialties, we generally work with retail insurance brokers to secure insurance coverage for their clients, who are the ultimate insured party. In our Underwriting Management Specialty, we generally work with retail insurance brokers and often other wholesale brokers to secure insurance coverage for the ultimate insured party. Our commissions and fees are usually a percentage of the premium paid by the insured and generally depend on the type of insurance, the carriers involved and the nature of the services we provide in a given transaction. We share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. We also receive loss mitigation and other fees that are not dependent on the placement of a risk.
Fiduciary Investment Income
Fiduciary investment income consists of interest earned on insurance premiums that are held in a fiduciary capacity, in cash and cash equivalents, until disbursed.
Expenses
Compensation and Benefits Expense
Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits paid and payable to employees, and commissions paid and payable to our producers; and (ii) equity-based compensation associated with the grants of profits interest awards to employees and executives. We operate in competitive markets for human capital and we need to maintain competitive compensation levels as we expand geographically and create new products and services.

General and Administrative Expense
General and administrative expense includes travel and entertainment expenses, office expenses, accounting, legal, insurance and other professional fees, and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
Amortization Expense
Amortization expense consists primarily of amortization related to intangible assets we acquired in connection with our acquisitions. Intangible assets consist of customer relationships, trade names, and internally developed software.
Interest Expense
Interest expense consists of interest payable on indebtedness, imputed interest on finance leases and contingent consideration, and amortization of deferred debt issuance costs.
Other
Non-Operating
(Loss) Income
Other
non-operating
(loss) income includes the change in fair value of the embedded derivatives on the redeemable Class B Preferred Units. This change in fair value is due to the increased likelihood of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the change in fair value of interest rate swaps which were extinguished in 2020 and the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.
Income Tax Expense
Income tax expense includes tax on earnings from our foreign subsidiaries and
C-Corps
subject to entity level taxation.
Non-Controlling
Interest
Our historical financial statements include the
non-controlling
interest related to the net income attributable to Ryan Re.

Results of Operations
Below is a summary table of the financial results and
Non-GAAP
measures that we find relevant to our business operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue
Net commissions and fees	$389,846	$246,065	$143,781	58.4%	$701,190	$453,150	$248,040	54.7%
Fiduciary investment income	166	259	(93)	(35.9)	280	1,366	(1,086)	(79.5)

Total revenue	$390,012	$246,324	$143,688	58.3%	$701,470	$454,516	$246,954	54.3%

Expenses
Compensation and benefits	236,801	156,811	79,990	51.0	451,287	298,113	153,174	51.4
General and administrative	30,685	21,868	8,817	40.3	58,230	50,385	7,845	15.6
Amortization	27,319	9,118	18,201	199.6	55,113	19,149	35,964	187.8
Depreciation	1,222	851	371	43.6	2,422	1,629	793	48.7
Change in contingent consideration	1,723	—	1,723	NM	2,313	1,032	1,281	124.1

Total operating expenses	$297,750	$188,648	$109,102	57.8%	$569,365	$370,308	$199,057	53.8%

Operating income	$92,262	$57,676	$34,586	60.0%	$132,105	$84,208	$47,897	56.9%

Interest expense	18,986	6,759	12,227	180.9	39,031	15,436	23,595	152.9
Income from equity method investment in related party	353	—	353	NM	434	87	347	NM
Other non-operating (loss) income	(7,890)	555	(8,445)	NM	(29,336)	(2,492)	(26,844)	NM

Income before income taxes	$65,739	$51,472	$14,267	27.7%	$64,172	$66,367	$(2,195)	(3.3)%
Income tax expense	2,332	1,585	747	41.7	4,566	3,162	1,404	44.4
Net income	$63,407	$49,887	$13,520	27.1%	$59,606	$63,205	$(3,599)	(5.7)%
Net income (loss) attributable to non-controlling interests, net of tax	—	(54)	54	NM	2,450	946	1,504	159.0

Net income attributable to members	$63,407	$49,941	$13,466	27.0%	$57,156	$62,259	$(5,103)	(8.2)%

GAAP financial measures
Revenue	$390,012	$246,324	$143,688	58.3%	$701,470	$454,516	$246,954	54.3%
Compensation and benefits	236,801	156,811	79,990	51.0	451,287	298,113	153,174	51.4
General and administrative	30,685	21,868	8,817	40.3	58,230	50,385	7,845	15.6
Net Income	$63,407	$49,887	$13,520	27.1%	$59,606	$63,205	$(3,599)	(5.7)%
Compensation and Benefits Expense Ratio	60.7%	63.7%			64.3%	65.6%
General and Administrative Expense Ratio	7.9%	8.9%			8.3%	11.1%
Net Income Margin	16.3%	20.3%			8.5%	13.9%
Non-GAAP financial measures*
Organic Revenue Growth Rate	28.5%	18.5%			23.9%	23.4%
Adjusted Compensation and Benefits Expense	$220,495	$150,412	$70,083	46.6%	$412,862	$285,151	$127,711	44.8%

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Adjusted Compensation and Benefits Expense Ratio	56.5%	61.1%			58.9%	62.7%
Adjusted General and Administrative Expense	$29,030	$17,581	$11,449	65.1%	$53,717	$44,973	$8,744	19.4%
Adjusted General and Administrative Expense Ratio	7.4%	7.1%			7.7%	9.9%
Adjusted EBITDAC	$140,487	$78,331	$62,156	79.4%	$234,891	$124,392	$110,499	88.8%
Adjusted EBITDAC Margin	36.0%	31.8%			33.5%	27.4%
Adjusted Net Income	$92,275	$53,181	$39,094	73.5%	$149,405	$81,015	$68,390	84.4%
Adjusted Net Income Margin	23.7%	21.6%			21.3%	17.8%

*	These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the nearest GAAP measure.

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue
Net Commissions and Fees
Net commissions and fees increased by $143.8 million or 58.4% from $246.1 million to $389.8 million for the three months ended June 30, 2021 as compared to the same period in the prior year. The two main drivers of the revenue increase are 30.3% growth from the All Risks Acquisition and 28.5% of organic revenue growth.

	Three months ended June 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$255,959	65.7%	$172,118	70.0%	$83,841	48.7%
Binding Authorities	53,596	13.7	31,561	12.8	22,035	69.8
Underwriting Management	80,291	20.6	42,386	17.2	37,905	89.4

Total Net commissions and fees	$389,846		$246,065		$143,781	58.4%

Wholesale Brokerage net commissions and fees increased by $83.8 million or 48.7% period-over-period, primarily due to strong organic growth within this specialty as well as contributions from the All Risks Acquisition.
Binding Authority net commissions and fees increased by $22.0 million or 69.8% period-over-period, primarily due to strong organic growth within the specialty and contributions from the All Risks Acquisition.
Underwriting Management net commissions and fees increased by $37.9 million or 89.4% period-over-period, primarily due to strong organic growth within the specialty and contributions from the All Risks Acquisition.
The following table sets forth our revenue by type of commission and fees:

	Three months ended June 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Net commissions and policy fees	$378,120	97.0%	$236,184	96.0%	$141,936	60.1%
Supplemental and contingent commissions	6,146	1.6	6,937	2.8	(791)	(11.4)
Loss mitigation and other fees	5,580	1.4	2,944	1.2	2,636	89.5

Total Net commissions and fees	$389,846		$246,065		$143,781	58.4%

Net commissions and policy fees grew 60.1% just ahead of the overall net commissions and fee revenue growth of 58.4% for the three months ended June 30, 2021 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced marginal but not material increases in commission rates. Net commissions and policy fees continue to represent more than 90% of total net commissions and fees period-over-period.
Supplemental and contingent commissions decreased 11.4% period-over-period driven by the performance of risks placed on eligible business partially offset by the addition to the supplemental and contingent commissions contributed by the All Risks Acquisition. Supplemental and contingent commissions continue to represent less than 10% of total commissions and fees period-over-period.
Loss mitigation and other fees grew 89.5% period-over-period primarily due to increased capital markets activity in 2021. These fees continue to represent less than 2% of total net commissions and fees period-over-period.

Expenses
Compensation and Benefits Expense
Compensation and benefits expense increased by $80.0 million or 51.0% from $156.8 million to $236.8 million for the three months ended June 30, 2021 compared to the same period in 2020. The following were the principal drivers of this increase:

•	Headcount increased to 3,375 full-time employees as of June 30, 2021 from 2,482 as of June 30, 2020, or 36.0%, primarily as a result of the All Risks Acquisition;

•	Commissions increased $45.4 million or 61.1% period-over-period, driven by the 58.4% increase in total Net Commissions and Fees discussed above; and

•
An $8.6 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event. We expect to recognize acquisition related long-term incentive compensation expense of approximately $33.0 million for the twelve months ended 2021 and an aggregate of approximately $25.0 million thereafter.

This expense increase was partially offset by $3.2 million of net savings related to the Restructuring Plan representing approximately $5.4 million of work-force related savings less one-time
work-force related expense of $2.2 million for the three months ended June 30, 2021 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).
The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio improvement of 3.0% from 63.7% to 60.7% period-over-period.
We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.
General and Administrative Expense
General and administrative expense includes travel and entertainment expenses, office expenses, accounting, legal and other professional fees, and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
General and administrative expense increased by $8.8 million or 40.3% from $21.9 million to $30.7 million for the three months ended June 30, 2021 as compared to the same period in the prior year. A main driver of this increase was $2.9 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2020. The remaining increase was driven by expenses incurred to accommodate revenue expansion and the All Risks Acquisition, such as IT, professional services, occupancy, and insurance, partially offset by a $3.1 million decrease in acquisition-related expense.
The net impact of revenue growth and the factors above resulted in a General and Administrative Expense Ratio improvement of 1.0% from 8.9% to 7.9% period-over-period.
Amortization Expense
Amortization expense increased by $18.2 million or 199.6% from $9.1 million to $27.3 million for the three months ended June 30, 2021 compared to the same period in the prior year. The main driver was approximately $19.2 million of amortization from acquired intangibles from the All Risks Acquisition. Our intangible assets increased by $401.7 million as of June 30, 2021 as compared to June 30, 2020.

Interest Expense
Interest expense increased $12.2 million or 180.9% from $6.8 million to $19.0 million for the three months ended June 30, 2021 compared to the same period in the prior year. The main driver of the change in interest expense for the three months ended June 30, 2021 was driven by the $890.2 million increase in total debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.
Other
Non-Operating
(Loss) Income
Other
non-operating
(loss) income decreased by $8.4 million to a loss of $7.9 million for the three months ended June 30, 2021 as compared to income of $0.5 million in the same period in the prior year. The main driver of the loss was the $8.0 million change in the fair value of the embedded derivatives of our redeemable Class B Preferred Units. This embedded derivative is a make whole penalty payable if the redeemable Class B Preferred Units are redeemed in less than five years from the anniversary of the issuance date. We issued 150,000 of redeemable Class B Preferred Units containing this make whole penalty in 2018 and 110,000 of redeemable Class B Preferred Units containing this make whole penalty in 2020. The resulting loss recorded as of June 30, 2021 is primarily related to the recognition of a charge that represents the present value of a probability weighted expense for the make whole penalty of both issuances of redeemable Class B Preferred Units.
Income before Income Taxes
Due to the factors above, Income (loss) before income taxes increased $14.3 million or 27.7% from a profit of $51.5 million to a profit of $65.7 million for the three months ended June 30, 2021 compared to the same period in the prior year.
Income Tax Expense
Income tax expense increased $0.7 million or 41.7% from $1.6 million to $2.3 million for the three months ended June 30, 2021 as compared to the same period in the prior year as a result of increased earnings in our foreign subsidiaries subject to entity level taxation.
Net Income
Net income increased $13.5 million or 27.1% from a profit of $49.9 million to a profit of $63.4 million for the three months ended June 30, 2021 compared to the same period in the prior year as a result of the factors described above.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue
Net Commissions and Fees
Net commissions and fees increased by $248.0 million or 54.7% from $453.2 million to $701.2 million in 2021 period-over-period. The two main drivers of the revenue increase are 30.8% growth from the All Risks Acquisition and 23.9% of organic revenue growth.

	Six months ended June 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$447,083	63.8%	$306,222	67.6%	$140,861	46.0%
Binding Authorities	108,641	15.5	65,707	14.5	42,934	65.3
Underwriting Management	145,466	20.7	81,221	17.9	64,245	79.1

Total Net commissions and fees	$701,190		$453,150		$248,040	54.7%

Wholesale Brokerage net commissions and fees increased by $140.9 million or 46.0% period-over-period, primarily due to strong organic growth within this specialty as well as contributions from the All Risks Acquisition.
Binding Authority net commissions and fees increased by $42.9 million or 65.3% period-over-period, primarily due to strong organic growth within this specialty as well as contributions from the All Risks Acquisition.
Underwriting Management net commissions and fees increased by $64.3 million or 79.1% in 2021 as compared to 2020, primarily due to strong organic growth within the specialty, as well as the contributions from the All Risks Acquisition.    The following table sets forth our revenue by type of commission and fees:

	Six months ended June 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Net commissions and policy fees	$668,661	95.3%	$426,447	94.1%	$242,214	56.8%
Supplemental and contingent commissions	21,536	3.1	20,502	4.5	1,034	5.0
Loss mitigation and other fees	10,993	1.6	6,201	1.4	4,792	77.3

Total Net commissions and fees	$701,190		$453,150		$248,040	54.7%

Net commissions and policy fees increased 56.8% just ahead of the overall total net commissions and fees growth of 54.7% period-over-period. This growth was driven by increased volume from both new and existing clients in response to the increasing demand for E&S products. Multiple classes of risk experienced year-over-year premium rate increases, which drives commission revenue growth that is typically calculated as a percentage of total insurance policy premium. In aggregate, we experienced marginal but not material increases in commission rates. Net commissions and policy fees continue to represent more than 90.0% of total net commissions and fees period-over-period.
Supplemental and contingent commissions increased 5.0% period-over-period driven by the performance of risks placed on eligible business and the additional supplemental and contingent commissions contributed by the All Risks Acquisition. Supplemental and contingent commissions continue to represent less than 10.0% of total commissions and fees period-over-period.
Loss mitigation and other fees grew 77.3% period-over-period primarily due to increased capital markets activity in 2021. These fees continue to represent less than 2.0% of total net commissions and fees period-over-period.
Expenses
Compensation and Benefits Expense
Compensation and benefits expense increased by $153.2 million or 51.4% from $298.1 million to $451.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. The following were the principal drivers of this increase:

•	Headcount increased to 3,375 full-time employees as of June 30, 2021 from 2,482 as of June 30, 2020, or 36.0%, primarily as a result of the All Risks Acquisition;

•	Commissions increased $78.8 million or 59.4% between periods, driven by the 54.7% increase in total net commissions and fees discussed above; and

•
$17.5 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event. We expect to recognize acquisition related long-term incentive compensation expense of approximately $33.0 million in 2021, of which $17.5 million has been recognized for the six months ended June 30, 2021, with approximately $25.0 million to be recognized thereafter.

This expense increase was partially offset by a $1.7 million of net savings related to the Restructuring Plan representing approximately $10.1 million of work-force related savings less one-time
work-force related expense of $8.4 million for the six months ended June 30, 2021 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).
The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio improvement of 1.3% from 65.6% to 64.3% period-over-period. We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.
General and Administrative Expense
General and administrative expense includes travel and entertainment expenses, office expenses, accounting, legal and other professional fees, and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
General and administrative expense increased by $7.8 million or 15.6% period-over-period from $50.4 million to $58.2 million as a result of revenue expansion and the All Risks Acquisition. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, insurance and professional services.
While there is an overall increase in general and administrative expense, travel and entertainment expense decreased $2.1 million period-over-period due to travel restrictions from the COVID-19 pandemic. As travel restrictions are lifted we do not expect to maintain the same level of reduced travel and entertainment as discussed above in the results for the three months ended June 30, 2021 compared to three months ended June 30, 2020.
The net impact of revenue growth and the factors above resulted in a General and Administrative Expense Ratio improvement of 2.8% from 11.1% to 8.3% period-over-period.
Amortization Expense
Amortization expense increased by $36.0 million or 187.8% from $19.1 million to $55.1 million for the six months ended June 30, 2021 as compared to the same period in 2020. The main driver was approximately $38.4 million of amortization from acquired intangibles from the All Risks Acquisition. Our intangible assets increased by $401.7 million as of June 30, 2021 as compared to as of June 30, 2020.
Interest Expense
Interest expense increased $23.6 million or 152.9% from $15.4 million to $39.0 million period-over-period. The main driver of the change in interest expense for the six months ended June 30, 2021 was driven by the $890.2 million increase in total debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.

Other
Non-Operating
(Loss) Income
Other
non-operating
(loss) income increased by $26.8 million to a loss of $29.3 million from a loss of $2.5 million for the six months ended June 30, 2021 compared to the same period in 2020. The main driver of the loss was the change in the fair value of the embedded derivatives of our redeemable Class B Preferred Units of $20.6 million. This embedded derivative is a make whole penalty payable if the redeemable Class B Preferred Units are redeemed in less than five years. We issued 150,000 of redeemable Class B Preferred Units containing this make whole penalty in 2018 and 110,000 of redeemable Class B Preferred Units containing this make whole penalty in 2020. The second driver of this increase is $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt due to the repricing in the first quarter of 2021 which is partially offset by a loss on the interest rates swaps for the six months ended June 30, 2020, which were settled during 2020.
Income before Income Taxes
Due to the factors above, Income before income taxes decreased $2.2 million or 3.3% from $66.4 million to $64.2 million for the six months ended June 30, 2021 as compared to the same period in 2020.
Income Tax Expense
Income tax expense increased $1.4 million or 44.4% from $3.2 million to $4.6 million period-over-period as a result of increased earnings from our foreign subsidiaries subject to entity level taxation.
Net Income
Net income decreased $3.6 million or 5.7% from $63.2 million to $59.6 million period-over-period as a result of the factors described above.
Non-GAAP
Financial Measures and Key Performance Indicators
We consider a variety of financial measures in assessing the performance of our business. We regularly review the following
Non-GAAP
measures when assessing performance: Organic Revenue Growth Rate, Adjusted Compensation and Benefits Expense, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, and Adjusted Net Income Margin. Our use of
Non-GAAP
financial measures may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies. As a result,
Non-GAAP
financial measures should be viewed as supplementing, and not as an alternative or substitute for the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the unaudited quarterly consolidated financial statements.
Organic Revenue Growth Rate
Organic Revenue Growth Rate is a
Non-GAAP
measure that we use to help management and investors understand and evaluate the growth of our business without the impacts of acquisitions, which affects the comparability of results from period to period. The Organic Revenue Growth Rate represents the percentage change in revenue, as compared to the same period for the year prior, adjusted for revenue attributable to recent acquisitions during the first 12 months of RSG’s ownership, and other adjustments such as contingent commissions, fiduciary investment income, and foreign exchange rates.
This supplemental information related to the Organic Revenue Growth Rate represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, the consolidated financial statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

A reconciliation of Organic Revenue Growth Rate to Total Revenue Growth Rate, the most comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three months ended June 30,
	2021	2020
Total Revenue Growth Rate (GAAP) (1)	58.3%	21.9%
Less: Mergers and Acquisitions (2)	(30.3)%	(4.1)%
Change in Other (3)	0.5%	0.7%

Organic Revenue Growth Rate (Non-GAAP)	28.5%	18.5%

(1)
June 30, 2021 revenue of $390.0 million less June 30, 2020 revenue of $246.3 million is a $143.7 million period-over-period change. The change, $143.7 million, divided by the June 30, 2020 revenue of $246.3 million is a total revenue change of 58.3%. June 30, 2020 revenue of $246.3 million less June 30, 2019 revenue of $202.1 million is a $42.2 million period-over-period change. The change, $42.2 million, divided by the June 30, 2019 revenue of $202.1 million is a total revenue change of 21.9%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended June 30, 2021 and three months ended June 30, 2020 was $74.7 million and $8.2 million, respectively.

(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended June 30, 2021 and three months ended June 30, 2020 was $1.3 million and $1.5 million, respectively.

	Six months ended June 30,
	2021	2020
Total Revenue Growth Rate (GAAP) (1)	54.3%	29.2%
Less: Mergers and Acquisitions (2)	(30.8)%	(6.2)%
Change in Other (3)	0.4%	0.4%

Organic Revenue Growth Rate (Non-GAAP)	23.9%	23.4%

(1)
June 30, 2021 revenue of $701.5 million less June 30, 2020 revenue of $454.5 million is a $247.0 million year-over-year change. The change, $247.0 million, divided by the June 30, 2020 revenue of $454.5 million is a total revenue change of 54.3%. June 30, 2020 revenue of $454.5 million less June 30, 2019 revenue of $351.8 million is a $102.7 million year-over-year change. The change, $102.7 million, divided by the June 30, 2019 revenue of $351.8 million is a total revenue change of 29.2%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the six months ended June 30, 2021 and six months ended June 30, 2020 was $140.0 million and $21.7 million, respectively.

(3)
The other adjustments exclude the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the six months ended June 30, 2021 and 2020 was $1.6 million and $1.5 million, respectively.

Adjusted Compensation and Benefits Expense and Adjusted Compensation and Benefits Expense Ratio
We believe Adjusted Compensation and Benefits
Expense and Adjusted Compensation and Benefits Expense Ratio provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by management because it provides a clear representation of our core compensation and benefits and general and administrative expenses as well as improves comparability between periods, and eliminates the impact of the items that do not relate to the ongoing operations of the business.
We define Adjusted Compensation and Benefits
Expense as Compensation and benefits adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related compensation expense, and (iii) other exceptional or non-recurring
items, as applicable. The most comparable GAAP financial metric is Compensation and Benefits Expense.
Adjusted Compensation and Benefits Expense Ratio is defined as Adjusted Compensation and Benefits Expense as a percentage of total revenue. The most comparable GAAP financial metric is Compensation and Benefits Expense Ratio.
A reconciliation of Adjusted Compensation and Benefits Expense and Adjusted Compensation and Benefits Expense Ratio to Compensation and Benefits Expense and Compensation and Benefits Expense Ratio, the most comparable GAAP measures, for each of the periods indicated, is as follows:

	Three months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$390,012	$246,324
Compensation and Benefits Expense	$236,801	$156,811
Acquisition-related expense	—	(1,270)
Acquisition related long-term incentive compensation	(9,082)	(532)
Restructuring and related expense	(2,162)	—
Amortization and expense related to discontinued prepaid incentives	(1,604)	(2,481)
Equity-based compensation	(3,458)	(1,624)
Discontinued programs expense	—	(492)

Adjusted Compensation and Benefits Expense (1)	$220,495	$150,412

Compensation and Benefits Expense Ratio (2)	60.7%	63.7%
Adjusted Compensation and Benefits Expense Ratio (3)	56.5%	61.1%

(1)	Adjustments to Compensation and Benefits Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)	Compensation and Benefits Expense Ratio is Compensation and Benefits Expense as a percentage of total revenue.
(3)	Adjusted Compensation and Benefits Expense Ratio is Adjusted Compensation and Benefits Expense as a percentage of total revenue.

	Six months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$701,470	$454,516
Compensation and Benefits Expense	$451,287	$298,113
Acquisition-related expense	—	(1,612)
Acquisition related long-term incentive compensation	(18,504)	(1,064)
Restructuring and related expense	(8,351)	—
Amortization and expense related to discontinued prepaid incentives	(3,682)	(5,063)
Equity-based compensation	(7,888)	(4,731)
Discontinued programs expense	—	(492)
Other non-recurring expense	—	—

Adjusted Compensation and Benefits Expense (1)	$412,862	$285,151

Compensation and Benefits Expense Ratio (2)	64.3%	65.6%
Adjusted Compensation and Benefits Expense Ratio (3)	58.9%	62.7%

(1)	Adjustments to Compensation and Benefits Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)	Compensation and Benefits Expense Ratio is Compensation and Benefits Expense as a percentage of total revenue.
(3)	Adjusted Compensation and Benefits Expense Ratio is Adjusted Compensation and Benefits Expense as a percentage of total revenue.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio
We believe Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by management because it provides a clear representation of our core general and administrative expenses as well as improves comparability between periods, and eliminates the impact of the items that do not relate to the ongoing operations of the business.
We define Adjusted General and Administrative Expense as General and Administrative expense adjusted to reflect items such as (i) acquisition and restructuring general and administrative related expense, and (ii) other exceptional or non-recurring items, as applicable. The most comparable GAAP financial metric is General and Administrative Expense.
Adjusted General and Administrative Expense Ratio is defined as Adjusted General and Administrative Expense as a percentage of total revenue. The most comparable GAAP financial metric is General and Administrative Expense Ratio.
A reconciliation of Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio to General and Administrative Expense and General and Administrative Expense Ratio, the most comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$390,012	$246,324
General and Administrative Expense	$30,685	$21,868
Acquisition-related expense	(308)	(3,448)
Restructuring and related expense	(1,012)	(936)
Discontinued programs expense	—	140
Other non-recurring expense	(19)	(43)
IPO related expenses	(316)	—

Adjusted General and Administrative Expense (1)	$29,030	$17,581

General and Administrative Expense Ratio (2)	7.9%	8.9%
Adjusted General and Administrative Expense Ratio (3)	7.4%	7.1%

(1)	Adjustments to General and Administrative Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)	General and Administrative Expense Ratio is General and Administrative Expense as a percentage of total revenue.
(3)	Adjusted General and Administrative Expense Ratio is Adjusted General and Administrative Expense as a percentage of total revenue.

	Six months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$701,470	$454,516
General and Administrative Expense	$58,230	$50,385
Acquisition-related expense	(2,022)	(3,991)
Restructuring and related expense	(1,821)	(1,425)
Discontinued programs expense	—	97
Other non-recurring expense	(354)	(93)
IPO related expenses	(316)	—

Adjusted General and Administrative Expense (1)	$53,717	$44,973

General and Administrative Expense Ratio (2)	8.3%	11.1%
Adjusted General and Administrative Expense Ratio (3)	7.7%	9.9%

(1)	Adjustments to General and Administrative Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)	General and Administrative Expense Ratio is General and Administrative Expense as a percentage of total revenue.
(3)	Adjusted General and Administrative Expense Ratio is Adjusted General and Administrative Expense as a percentage of total revenue.

Adjusted EBITDAC and Adjusted EBITDAC Margin
We believe that Adjusted EBITDAC and Adjusted EBITDAC Margin provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by management because it provides a clear representation of our operating performance and the profitability of our business on a run-rate
basis, improves comparability between periods, and eliminates the impact of the items that do not relate to the ongoing operating performance of the business.
We define Adjusted EBITDAC as Net Income before interest expense, income tax expense, depreciation, amortization, and change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring
items, as applicable. Total revenue less Adjusted Compensation and Benefits Expense and Adjusted General and Administrative Expense is equivalent to Adjusted EBITDAC. The most comparable GAAP financial metric is Net Income. Adjusted EBITDAC Margin is defined as Adjusted EBITDAC as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin.
Adjusted EBITDAC and Adjusted EBITDAC Margin may be useful to an investor in evaluating our operating performance and efficiency because these measures are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon acquisition activity and capital structure, These measures also eliminate the impact of expenses that do not relate to core business performance, among other factors. Further, these measures are used by our leadership and Board of Directors for assessing financial performance, strategic planning, and forecasting.
Adjusted EBITDAC and Adjusted EBITDAC Margin have limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. These measures also do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.
A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC Margin to Net Income and Net Income Margin, the most comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$390,012	$246,324
Net Income	$63,407	$49,887
Interest expense	18,986	6,759
Income tax expense	2,332	1,585
Depreciation	1,222	851
Amortization	27,319	9,118
Change in contingent consideration	1,723	—

EBITDAC	$114,989	$68,200
Acquisition-related expense (1)	308	4,718
Acquisition related long-term incentive compensation (2)	9,082	532
Restructuring and related expense (3)	3,174	936
Amortization and expense related to discontinued prepaid incentives (4)	1,604	2,481
Other non-operating loss (income) (5)	7,890	(555)
Equity-based compensation (6)	3,458	1,624
Discontinued programs expense (7)	—	352
Other non-recurring expense (8)	19	43
IPO related expenses (9)	316	—
(Income) from equity method investments in related party	(353)	—

Adjusted EBITDAC (10)	$140,487	$78,331

Net Income Margin (11)	16.3%	20.3%
Adjusted EBITDAC Margin (12)	36.0%	31.8%

(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $1.3 million for the three months ended June 30, 2020, while General and administrative expenses contributed to $0.3 million and $3.4 million of the acquisition-related expense for the three months ended June 30, 2021 and 2020, respectively.

(2)	Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.

(3)
Restructuring and related expense consists of compensation and benefits of $2.2 million for the three months ended June 30, 2021, and General and administrative costs including occupancy and professional services fees of $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 4,
Restructuring
of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring
lease costs.

(4)
Amortization and expense related to discontinued prepaid incentive programs – see Note 12.
Employee Benefit Plans, Prepaid and Long-Term Incentives
of the unaudited quarterly consolidated financial statements for further discussion.

(5)
Other
non-operating
loss (income) includes the change in fair value of the embedded derivatives on the redeemable Class B Preferred Units. This change in fair value is due to the increased likelihood of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 10,
Redeemable Preferred Units
of the unaudited quarterly consolidated financial statements for further discussion. For the three months ended June 30, 2020, non-operating
loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.

(6)	Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.2 million of General and administrative expense for the three months ended June 30, 2020. Compensation and benefits expense was $0.5 million for the three months ended June 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. Revenue associated with these programs of $(0.3) million is also reflected in this adjustment for the three months ended June 30, 2020.

(8)
Other
non-recurring
items include
one-time
professional services costs associated with term debt repricing, and one-time
non-income
tax charges and tax and accounting consultancy costs associated with potential structure changes.

(9)	IPO related expenses includes $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance.
(10)	Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re.
(11)	Net Income Margin is Net Income as a percentage of total revenue.
(12)	Adjusted EBITDAC margin is Adjusted EBITDAC as a percentage of total revenue.

	Six months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$701,470	$454,516
Net Income	$59,606	$63,205
Interest expense	39,031	15,436
Income tax expense	4,566	3,162
Depreciation	2,422	1,629
Amortization	55,113	19,149
Change in contingent consideration	2,313	1,032

EBITDAC	$163,051	$103,613
Acquisition-related expense (1)	2,022	5,603
Acquisition related long-term incentive compensation (2)	18,504	1,064
Restructuring and related expense (3)	10,172	1,425
Amortization and expense related to discontinued prepaid incentives (4)	3,682	5,063
Other non-operating loss (income) (5)	29,336	2,492
Equity-based compensation (6)	7,888	4,731
Discontinued programs expense (7)	—	395
Other non-recurring expense (8)	354	93
IPO related expenses (9)	316	—
(Income) from equity method investments in related party	(434)	(87)

Adjusted EBITDAC (10)	$234,891	$124,392

Net Income Margin (11)	8.5%	13.9%
Adjusted EBITDAC Margin (12)	33.5%	27.4%

(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $1.6 million for the six months ended June 30, 2020, while General and administrative expenses contributed to $2.0 million and $4.0 million of the acquisition-related expense for the six months ended June 30, 2021 and 2020, respectively.

(2)	Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions
(3)
Restructuring and related expense consists of compensation and benefits of $8.4 million for the six months ended June 30, 2021, and General and administrative costs including occupancy and professional services fees of $1.8 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 4,
Restructuring
of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring
lease costs.

(4)
Amortization and expense related to discontinued prepaid incentive programs – See Note 12,
Employee Benefit Plans, Prepaid and Long-Term Incentives
of the unaudited quarterly consolidated financial statements for further discussion.

(5)
Other
non-operating
loss (income) includes the change in fair value of the embedded derivatives on the redeemable Class B Preferred Units. This change in fair value is due to the increased likelihood of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 10,
Redeemable Preferred Units
of the unaudited quarterly consolidated financial statements for further discussion. For the six months ended June 30, 2021, non-operating
loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the six months ended June 30, 2020, non-operating
loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.

(6)	Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.2 million of General and administrative expense for the six months ended June 30, 2020. Compensation and benefits expense was $0.5 million for the six months ended June 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. Revenue associated with these programs of $(0.3) million is also reflected in this adjustment for the six months ended June 30, 2020

(8)
Other
non-recurring
items include
one-time
professional services costs associated with term debt repricing, and one-time
non-income
tax charges and tax and accounting consultancy costs associated with potential structure changes.

(9)	IPO related expenses includes $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance.
(10)	Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re.
(11)	Net Income Margin is Net Income as a percentage of total revenue.
(12)	Adjusted EBITDAC margin is Adjusted EBITDAC as a percentage of total revenue.
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted Net Income as
tax-effected
earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-related expenses, costs associated with the IPO and certain exceptional or non-recurring
items. The most comparable GAAP financial metric is Net Income. Adjusted Net Income Margin is calculated as Adjusted Net Income as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin.
Following the IPO the Company will be subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of Holdings LLC. For comparability purposes, this calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax
income as if the Company owned 100% of Holdings LLC.
Adjusted Net Income and Adjusted Net Income Margin, together with related margins may be useful to an investor in evaluating our operating performance, efficiency and liquidity because these measures are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon acquisition activity and capital structure. These measures also eliminate the impact of expenses that do not relate to core business performance, among other factors. Further, these measures are used by our leadership and Board of Directors for assessing financial performance, strategic planning, and forecasting.
These
Non-GAAP
measures have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. These measures also do not deduct earnings related to the non-controlling
interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net Income and Net Income Margin, the most comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$390,012	$246,324
Net Income	$63,407	$49,887
Income tax expense	2,332	1,585
Amortization	27,319	9,118
Amortization of deferred issuance costs (1)	2,754	188
Change in contingent consideration	1,723	—
Acquisition-related expense (2)	308	4,718
Acquisition related long-term incentive compensation (3)	9,082	532
Restructuring expense (4)	3,174	936
Amortization and expense related to discontinued prepaid incentives (5)	1,604	2,481
Other non-operating loss (income) (6)	7,890	(555)
Equity-based compensation (7)	3,458	1,624
Discontinued programs expense (8)	—	352
Other non-recurring expense (9)	19	43
IPO related expenses (10)	316	—
(Income) / loss from equity method investments in related party	(353)	—

Adjusted Income before Income Taxes	$123,033	$70,909
Adjusted tax expense (11)	(30,758)	(17,728)

Adjusted Net Income (12)	$92,275	$53,181

Net Income Margin (13)	16.3%	20.3%
Adjusted Net Income Margin (14)	23.7%	21.6%

(1)	Interest Expense includes amortization of deferred issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $1.3 million for the three months ended June 30, 2020, while General and administrative expenses contributed to $0.3 million and $3.4 million of the acquisition-related expense for the three months ended June 30, 2021 and 2020, respectively.

(3)	Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $2.2 million for the three months ended June 30, 2021, and General and administrative costs including occupancy and professional services fees of $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 4,
Restructuring
of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring
lease costs.

(5)
Amortization and expense related to discontinued prepaid incentive programs—See Note 12,
Employee Benefit Plans, Prepaid and Long-Term Incentives
of the unaudited quarterly consolidated financial statements for further discussion.

(6)
Other
non-operating
loss (income) includes the change in fair value of the embedded derivatives on the redeemable Class B Preferred Units. This change in fair value is due to the increased likelihood of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 10,
Redeemable Preferred Units
of the unaudited quarterly consolidated financial statements for further discussion. For the three months ended June 30, 2020, non-operating
loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.

(7)	Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.2 million of General and administrative expense for the three months ended June 30, 2020. Compensation and benefits expense was $0.5 million for the three months ended June 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. Revenue associated with these programs of $(0.3) million is also reflected in this adjustment for the three months ended June 30, 2020.

(9)
Other
non-recurring
items include
one-time
professional services costs associated with term debt repricing, and one-time
non-income
tax charges and tax and accounting consultancy costs associated with potential structure changes.

(10)	IPO related expenses includes $0.3 million of General and administrative expense associated with the preparations for Sarbanes Oxley compliance and post-IPO long-term incentive arrangements.
(11)
Ryan Specialty Group Holdings, Inc. will be subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of Ryan Specialty Group, LLC. For comparability purposes, this calculation of adjusted tax expense incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of Ryan Specialty Group, LLC.

(12)	Consolidated Adjusted Net Income does not reflect a deduction for the Adjusted Net Income associated with the non-controlling interest in Ryan Re.
(13)	Net Income Margin is Net Income as a percentage of total revenue.
(14)	Adjusted Net Income Margin is Adjusted Net Income as a percentage of total revenue.

	Six months ended June 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$701,470	$454,516
Net Income	$59,606	$63,205
Income tax expense	4,566	3,162
Amortization	55,113	19,149
Amortization of deferred issuance costs (1)	5,769	693
Change in contingent consideration	2,313	1,032
Acquisition-related expense (2)	2,022	5,603
Acquisition related long-term incentive compensation (3)	18,504	1,064
Restructuring expense (4)	10,172	1,425
Amortization and expense related to discontinued prepaid incentives (5)	3,682	5,063
Other non-operating loss (income) (6)	29,336	2,492
Equity-based compensation (7)	7,888	4,731
Discontinued programs expense (8)	—	395
Other non-recurring items (9)	354	93
IPO related expenses (10)	316	—
(Income) / loss from equity method investments in related party	(434)	(87)

Adjusted Income before Income Taxes	$199,207	$108,020
Adjusted tax expense (11)	(49,802)	(27,005)

Adjusted Net Income (12)	$149,405	$81,015

Net Income Margin (13)	8.5%	13.9%
Adjusted Net Income Margin (14)	21.3%	17.8%

(1)	Interest Expense includes amortization of deferred issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $1.6 million for the six months ended June 30, 2020, while General and administrative expenses contributed to $2.0 million and $4.0 million of the acquisition-related expense for the years ended June 30, 2021 and 2020, respectively.

(3)	Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $8.4 million for the six months ended June 30, 2021, and General and administrative costs including occupancy and professional services fees of $1.8 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 4,
Restructuring
of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring
lease costs.

(5)
Amortization and expense related to discontinued prepaid incentive programs—See Note 12,
Employee Benefit Plans, Prepaid and Long-Term Incentives
of the unaudited quarterly consolidated financial statements for further discussion.

(6)
Other
non-operating
loss (income) includes the change in fair value of the embedded derivatives on the redeemable Class B Preferred Units. This change in fair value is due to the increased likelihood of a Realization Event, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 10,
Redeemable Preferred Units
of the unaudited quarterly consolidated financial statements for further discussion. Also, in the six months ended June 30, 2021, non-operating
loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. This non-operating
loss (income) for the six months ended June 30, 2020 includes the change in fair value of interest rate swaps which were discontinued in 2020.

(7)	Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.2 million of General and administrative expense for the six months ended June 30, 2020. Compensation and benefits expense was $0.5 million for the six months ended June 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. Revenue associated with these programs of $(0.3) million is also reflected in this adjustment for the six months ended June 30, 2020.

(9)
Other
non-recurring
items include
one-time
professional services costs associated with term debt repricing, and one-time
non-income
tax charges and tax and accounting consultancy costs associated with potential structure changes.

(10)
IPO related expenses includes $0.3 million of General and administrative expense for the six months ended June 30, 2021 associated with the preparations for Sarbanes Oxley compliance and post-IPO
long-term incentive arrangements.

(11)
Ryan Specialty Group Holdings, Inc. will be subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of Ryan Specialty Group, LLC. For comparability purposes, this calculation of adjusted tax expense incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of Ryan Specialty Group, LLC.

(12)	Consolidated Adjusted Net Income does not reflect a deduction for the Adjusted Net Income associated with the non-controlling interest in Ryan Re.
(13)	Net Income Margin is Net Income as a percentage of total revenue.
(14)	Adjusted Net Income Margin is Adjusted Net Income as a percentage of total revenue.
Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of the business provides adequate liquidity. The primary sources of liquidity are cash and cash equivalents on the balance sheet, cash flows provided by operations and debt capacity available under our credit facilities. The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, and distributions to members. We believe that cash flows from operations and available credit facilities will be sufficient to meet the liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond.
Cash on the balance sheet includes funds available for general corporate purposes. We will recognize fiduciary amounts due to others as fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as fiduciary assets in the Consolidated Statements of Financial Position. Fiduciary assets cannot be used for general corporate purposes. Insurance premiums and claims are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Statements of Financial Position.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remits the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds. Insurance premiums and claim funds are held in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary assets included cash of $675.8 million and $583.1 million at June 30, 2021 and December 31, 2020, respectively, and fiduciary receivables of $1,617.6 million and $1,395.1 million at June 30, 2021 and December 31, 2020, respectively. While we earn investment income on fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes. Of the $307.5 million of Cash and cash equivalents on the Consolidated Statements of Financial Position as of June 30, 2021, $120.1 million is held in fiduciary accounts and is available for general corporate purposes.
Comparison of Cash Flows for the Six Months Ended June 30, 2021 and 2020
Cash and cash equivalents increased $200.2 million from $107.3 million at June 30, 2020 to $307.5 million at June 30, 2021. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2021 increased $39.4 million, or 57.6%, from the six months ended June 30, 2020 to $107.7 million. This amount represents net income reported, as adjusted for amortization and depreciation, prepaid and deferred equity compensation expense, as well as the change in commission and fees receivable, accrued compensation and other current and noncurrent assets and liabilities. Strong organic revenue growth and the All Risks Acquisition drove operating cash flow performance period-over-period. While Net income decreased $3.6 million during the six months ended June 30, 2021, the increase in the non-cash
adjustments for the amortization of intangibles and debt issuance costs, as well as the timing of payments for long-term incentive plans associated with the All Risks Acquisition which will occur in the third and fourth quarters of 2021, increased operating cash flows.
Cash Flows from Investing Activities
Cash flows used for investing activities during the six months ended June 30, 2021 were $0.2 million, a decrease of $40.7 million compared to the six months ended June 30, 2020. The main driver of the cash flows used for investing activities in the six months ended June 30, 2020 was the final remaining capital commitment on the equity method investment in a Bermuda based reinsurance company, Geneva Re, a joint venture between Nationwide Mutual Insurance Company and Ryan Investment Holdings, LLC an entity under common control – See Note 15,
Related Parties
in the unaudited quarterly consolidated financial statements, in addition to other smaller acquisitions and funding of prepaid incentives of $4.3 million as compared to the repayment of prepaid incentives in the six months ended June 30, 2021 of $3.8 million.
Cash Flows from Financing Activities
Cash flows used in financing activities during the six months ended June 30, 2021 were $113.1 million, an increase of $143.0 million compared to cash flows provided by financing activities of $29.9 million during the six months ended June 30, 2020. The main drivers of cash flows used in financing activities were $48.4 million in cash paid for the remaining 53%
non-controlling
common equity interest in Ryan Re, $47.0 million of cash distributions paid to members, $8.3 million repayment of term debt, $4.2 million of costs paid associated with the prospective offering, and $3.9 million of equity repurchases, which compares to $145.9 million of term loan borrowings net of repayments, offset by repayments net of borrowings of $43.2 million on the revolving credit facility, $20.0 million repayment of subordinated notes, $39.2 million of equity repurchases and $13.6 million of cash distributions to members for the six months ended June 30, 2020.

Other Liquidity Matters
General
In connection with the IPO but prior to June 30, 2021, the Board approved the repurchase of 74,990 of Class B Preferred Units from the Founder Group for $78.3 million, which reflects the par value of $75.0 million plus unpaid accrued preferred dividends. As the repurchase did not occur until July 1, 2021, a liability for the full amount is included in Preferred units repurchase payable on the Consolidated Statements of Financial Position, and the Class B Preferred Units remained outstanding as of June 30, 2021.
On July 26, 2021, we closed our IPO through which we issued and sold 65,456,020 shares of Class A common stock at a price per share of $23.50. We received approximately $1,449.7 million in net proceeds after deducting underwriting discounts and commissions of $76.9 million and offering expenses of $11.6 million. Upon closing of the IPO, we paid (i) $119.9 million to acquire 5,887,570 newly issued LLC Units in Holdings LLC, (ii) $343.5 million to acquire the equity of an entity through which Onex held its preferred unit interest in Holdings LLC (with the 260,000,000 Class B Preferred Units of Holdings LLC owned by the entity converted through a series of transactions to 15,387,026 LLC Units immediately thereafter), (iii) $795.7 million to acquire 35,641,682 outstanding LLC Units from certain existing holders of LLC Units at a purchase price per LLC Unit equal to $23.50, the IPO price per share of Class A common stock in our IPO, (iv) $76.2 million to purchase an additional 3,415,097 newly issued LLC Units in Holdings LLC, and (v) $114.4 million to repurchase and retire 5,122,645 shares of Class A common stock held by Onex. In turn, Holdings LLC applied the balance of the net proceeds it received on account of the newly issued LLC Units to pay $72.9 million of TRA Alternative Payments arising from the Organizational Transactions. The remaining $123.2 million of net proceeds are reserved for general corporate purposes.
On August 10, 2021, the Board of Ryan Specialty Group Holdings, Inc. elected to terminate the All Risks long-term incentive plans. The decision to terminate the plans will not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date (i.e., by August 10, 2022). These awards remain subject to the achievement of service conditions. We expect to make payments related to these long-term incentive plans of $97.8 million in 2021 and $113.2 million in 2022.
We believe our cash and cash equivalents (including proceeds from the IPO), our Credit Facilities and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, this could reduce our ability to compete successfully and harm our results of operations.
Credit Facilities
We expect to have sufficient financial resources to meet our business requirements in the next 12 months. Although cash from operations is expected to be sufficient to service our activities, including servicing our debt and contractual obligations, and finance capital expenditures, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank, N.A., the Administrative Agent, for term loan borrowings totaling $1,650.0 million and a revolving credit facility totaling $300.0 million, in connection with financing the All Risks Acquisition. Borrowings under our revolving credit facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our credit agreement are unconditionally guaranteed by certain of our subsidiaries and are secured by a lien and security interest in all of our assets. See Note 8,
Debt
in the notes to our unaudited quarterly consolidated financial statements for further information regarding our debt arrangements.

As of December 31, 2020, the interest rate on our term loan was LIBOR, subject to a 75 basis point floor, plus 3.25%.
As of December 31, 2020, we were in compliance with all of the covenants under our credit agreement and there were no events of default for the year ended December 31, 2020.
In March 2021, we completed a repricing of our outstanding term loan borrowings. As of March 31, 2021, the interest rate on the term loan was LIBOR, plus 3.00%, subject to a 75 basis point floor. All other terms remain substantially unchanged.
As of June 30, 2021, we were in compliance with all of the covenants under our credit agreement and there were no events of default for the six months ended June 30, 2021.
On July 26, 2021, we entered into an amendment to our credit agreement, which provided for an increase in the size of our revolving credit facility from $300 million to $600 million. Interest on the upsized revolving credit facility bears interest at LIBOR plus a margin that ranges from 2.50% to 3.00%, based on the first lien net leverage ratio defined in our credit agreement. No other significant terms under our credit agreement governing the revolving credit facility were changed in connection with such amendment.
Tax Receivable Agreement
As a result of its ownership of LLC Units in Holdings LLC, the Company is now subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Holdings LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all cash tax savings that are subject to the Tax Receivable Agreement, we expect future payments under the Tax Receivable Agreement relating to the purchase by Ryan Specialty Holdings, Inc. of LLC Units in connection with the IPO will be approximately $309.8 million over the next 15 years from approximately $15.0 million to $20.0 million per year and decline thereafter. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this
15-year
period will be approximately $300.0 million. Future payments in respect of subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.
Contractual Obligations and Commitments
Our principal commitments consist of contractual obligations in connection with investing and operating activities. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2020. These obligations are further described within Note 7,
Leases
and Note 8,
Debt
in the notes to our unaudited consolidated financial statements. See notes to our unaudited consolidated financial statements for further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations. Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our IPO Prospectus.

Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Critical Accounting Policies and Estimates
The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (i) the Company must make assumptions that were uncertain when the judgment was made, and (ii) changes in the estimate assumptions or selection of a different estimate methodology, could have a significant impact on our financial position and the results that our will report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, fair value, and goodwill and intangibles.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our IPO Prospectus. There have been no material changes to our critical accounting policies and estimates disclosed in our IPO Prospectus. For more information, refer to Note 1,
Basis of Presentation
in the notes to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 1,
Basis of Presentation
in the notes to our unaudited consolidated financial statements.
Emerging Growth Company
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory
“say-on-pay”
votes on executive compensation and shareholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a large accelerated filer (this means the market value of common stock that is held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We expect to cease to qualify as an “emerging growth company” after the completion of our 2021 fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks in the
day-to-day
operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.
For the six months ended June 30, 2021, approximately 3% of revenues were generated from activities in the United Kingdom and Europe. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.
Interest Rate Risk
Fiduciary investment income is affected by changes in international and domestic short-term interest rates.
As of June 30, 2021, we had $1,637.6 million of outstanding principal on our term loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to LIBOR interest rate changes, and exposure in excess of the floor. The fair value of the term loan approximates the carrying amount as of June 30, 2021, and December 31, 2020, as determined based upon information available. Historically in 2020, in we used interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations for up to five years into the future.
Other financial instruments consist of Cash and cash equivalents, Commissions and fees receivable—net, Other current assets and Accounts payable and accrued liabilities. The carrying amounts of Cash and cash equivalents, Commissions and fees receivable - net, and Accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” of our IPO Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering of Class A Common Stock
On July 26, 2021, we closed our IPO in which we sold 65,456,020 shares of Class A common stock, including 8,537,742 shares of Class A common stock pursuant to the underwriters’ fully exercising their
30-day
option, at a public offering price of $23.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to our IPO Prospectus, which was declared effective by the SEC on July 21, 2021. The representatives of the several underwriters of the IPO were J.P. Morgan Securities LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC. The offering commenced on July 21, 2021 and terminated after the sale of all securities registered pursuant to the Registration Statement.
We received approximately $1,449.7 million in net proceeds after deducting underwriting discounts and commissions of $77.0 million and offering expenses of $11.6 million. In connection with the IPO, we paid (i) $119.9 million to acquire 5,887,570 newly issued LLC Units in Holdings LLC, (ii) $343.5 million to acquire the equity of an entity through which an affiliate of Onex held its preferred unit interest in Holdings LLC (with the 260,000,000 Class B Preferred Units of Holdings LLC owned by the entity converted through a series of transactions to 15,387,026 LLC Units immediately thereafter), (iii) $795.7 million to acquire 35,641,682 outstanding LLC Units from certain existing holders of LLC Units at a purchase price per LLC Unit equal to $23.50, the IPO price per share of Class A common stock in our IPO, (iv) $76.2 million to purchase an additional 3,415,097 newly issued LLC Units in Holdings LLC, and (iv) $114.4 million to repurchase and retire 5,122,645 shares of Class A common stock held by Onex.
In turn, Holdings LLC applied the balance of the net proceeds it received from us on account of the newly issued LLC Units to pay $72.9 million of TRA Alternative Payments as arising out of the Organizational Transactions. The remaining $123.2 million of net proceeds are reserved for general corporate purposes. There were no material changes in the expected use of the net proceeds from our IPO as described in the IPO Prospectus.
Repurchases of Equity Securities
In connection with the IPO, we redeemed 5,122,645 shares of our Class A common stock from Onex in connection with the underwriters’ exercise of their option to purchase additional shares in our IPO for $23.50 per share, less the per share amounts associated with underwriting discounts and commissions in our IPO, as set forth in the Use of Proceeds described in our IPO Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As an update to our disclosure concerning the mid-April 2021 cyber phishing event as set forth under the heading of “ - Risks Related to Our Intellectual Property and Cybersecurity – We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results,” we first became aware on April 17, 2021 that the Company might have been the victim of this event and thereafter confirmed through an investigation that unauthorized access was gained to the email accounts of five of our employees. In response to this event, the Company took immediate action to secure the compromised email accounts and to prevent the unauthorized person(s) from continuing to have access, or gaining future access, to the Company’s accounts or related information. Additionally, the Company implemented additional employee training to more effectively identify phishing attacks and to better understand the Company’s security applications.
Although the Company does not believe that the security event is material or that it had or will have a material impact on the Company’s business, operating results or financial condition, our investigation is complete and we believe that this event resulted in the personal identifiable information of fewer than 2,000 individuals having been potentially accessible without authorization within the email accounts. We believe we have complied with applicable laws in notifying these individuals, either directly or through substitute notice, offering information, resources and up to two years of credit monitoring, as well as providing proper notice to various governmental departments and agencies and state regulators, including departments of insurance and other such departments or agencies with oversight over regulated insurance entities. If we failed to make such notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with the incident, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Moreover, future incidents of this nature that could occur with respect to our systems or the systems of our third-party service providers, as well as any other security incident or other misuse or disclosure of our participant or other data could lead to improper use or disclosure of Company information, including personally identifiable information obtained from our participants, and information from employees. Any such incident or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryan Specialty Group Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 27, 2021).

3.2	Amended and Restated Bylaws of Ryan Specialty Group Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 27, 2021).

4.1	Registration Rights Agreement, dated July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 27, 2021).

10.1	Tax Receivable Agreement, dated as of July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 27, 2021).

10.2	Sixth Amended and Restated Limited Liability Company Agreement of Ryan Specialty Group, LLC, dated as of July 26, 2021, by and among Ryan Specialty Group, LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 27, 2021).

10.3	Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.4	Indemnification Agreement, by and among Ryan Specialty Group Holdings, Inc. and Patrick G. Ryan, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 27, 2021).

10.5	Director Nomination Agreement, dated as of July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on July 27, 2021).

10.6	Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2021)

10.7	Amendment to the Credit Agreement, dated July 26, 2021, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on July 27, 2021).

10.8	Amendment to the Credit Agreement, dated August 13, 2021, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on
Form 10-Q
and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY GROUP HOLDINGS, INC. (Registrant)

Date: September 2, 2021	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

69