Form 10-Q
period 2021-09-30
RYAN SPECIALTY GROUP HOLDINGS, INC.
filed 2021-11-12
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40645

RYAN SPECIALTY GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Prudential Plaza
180 N. Stetson Avenue, Suite 4600
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 784-6001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange (NYSE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 11, 2021, the Registrant had 259,065,974 shares of common stock outstanding, consisting of 109,903,867 shares of Class A common stock, $0.001 par value, and 149,162,107 shares of Class B common stock, $0.001 par value.

Ryan Specialty Group Holdings, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, intended use of proceeds, anticipated cost savings relating to the Restructuring Plan and the amount and timing of delivery of annual cost savings, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the COVID-19 pandemic) that may cause actual results to differ materially from those that we expected, including:

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

Commonly Used Defined Terms

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:

•
“we”, “us”, “our”, the “Company”, “Ryan Specialty”, and similar references refer: (i) following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Group Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including RSG LLC, and (ii) prior to the completion of the Organizational Transactions, including our IPO, to RSG LLC and, unless otherwise stated, all of its subsidiaries.
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
•
All Risks or ARL: All Risks Specialty, LLC (f/k/a All Risk, Ltd.), an insurance specialist providing services in wholesale brokerage and delegated underwriting authority.
•
All Risks Acquisition: In September 2020, Ryan Specialty acquired All Risks.
•
Binding Authority: Our Binding Authority receives submissions for insurance directly from retail brokers, evaluates price and makes underwriting decisions regarding these submissions based on narrowly prescribed guidelines provided by carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.
•
Class C Incentive Units: Class C common incentive units, initially of RSG LLC on and prior to September 30, 2021 and then subsequently of New RSG Holdings, that are subject to vesting and will be exchangeable into LLC Common Units. These awards were referred to as “Management Incentive Units” in our IPO Prospectus.
•
E&O: Errors and omissions.
•
E&S: Excess and surplus lines. In this insurance market, carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates than does the Admitted market.
•
Family Group: (i) In the case of a member of RSG LLC or a RSG LLC Employee who is an individual, such individual’s spouse, parents and descendants (whether natural or adopted) and any trust or estate planning vehicle or entity solely for the benefit of such individual and/or the individual’s spouse, parents, descendants and/or other relatives, and (ii) in the case of a member of RSG LLC or a RSG LLC Employee that is a trust, the beneficiary of such trust.

•
Founder: Patrick G. Ryan.
•
Founder Group: Founder, members of the Founder’s Family Group and Founder’s Affiliates.
•
IPO: Initial public offering.
•
IPO Prospectus: our final prospectus for our IPO dated as of July 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
•
LLC Operating Agreement: Except where noted, the Seventh Amended and Restated Limited Liability Company Agreement of RSG LLC
•
LLC Units: Class A common units and Class B common units of RSG LLC prior to the Organizational Transactions.
•
LLC Unitholders: holders of the LLC Units or the LLC Common Units, as the context requires.
•
LLC Common Units: non-voting common interest units initially of RSG LLC on and prior to September 30, 2021 and then subsequently of New RSG Holdings.
•
MGA: Managing general agent.
•
MGU: Managing general underwriter.
•
New RSG Holdings: New RSG Holdings LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Group Holdings, Inc.
•
New RSG Holdings LLC Operating Agreement: The Amended and Restated Limited Liability Company Agreement of New RSG Holdings LLC.
•
Onex: Onex Corporation and its affiliates, a holder of LLC Units and Redeemable Preferred Units prior to the Organizational Transactions, and one of our shareholders following the Organizational Transactions.
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
•
Redeemable Preferred Units: Class B preferred units of RSG LLC held by Onex prior to the Organizational Transactions.
•
Restructuring Plan: Plan to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margins, which is expected to be fully actioned by June 30, 2022.
•
RSG LLC: Ryan Specialty Group, LLC, together with its parent New RSG Holdings, and their subsidiaries. RSG LLC was referred to as “Holdings LLC” in our IPO Prospectus.
•
SEC: The Securities and Exchange Commission.
•
Securities Act: Securities Act of 1933, as amended.
•
Specialty: One of the three Ryan Specialty primary distribution channels, which includes Wholesale Brokerage, Binding Authority, and Underwriting Management.
•
Stock Option: A non-qualified stock option award that gives the grantee the option to buy a specified number of Class A common stock at the grant date price.
•
Tax Receivable Agreement or TRA: The tax receivable agreement entered into in connection with the IPO.
•
U.S. GAAP: Accounting principles generally accepted in the United States of America.

•
Underwriting Management: Underwriting Management administers a number of MGUs, MGAs and programs that offer commercial and personal insurance for specific product lines or industry classes. Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as provided by carriers, quoting, binding and issuing policies on behalf of Ryan Specialty’s carrier trading partners which retain the insurance underwriting risk.
•
Wholesale Brokerage: Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Income (Unaudited)

All balances presented in thousands, except share and per share amounts

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE
Net commissions and fees	$352,610	$236,683	$1,053,800	$689,833
Fiduciary investment income	156	128	436	1,494
Total revenue	$352,766	$236,811	$1,054,236	$691,327
EXPENSES
Compensation and benefits	286,538	162,981	737,825	461,094
General and administrative	38,754	31,370	96,984	81,755
Amortization	26,982	15,640	82,095	34,789
Depreciation	1,179	1,029	3,601	2,658
Change in contingent consideration	43	(35)	2,356	997
Total operating expenses	$353,496	$210,985	$922,861	$581,293
OPERATING INCOME (LOSS)	$(730)	$25,826	$131,375	$110,034
Interest expense	21,193	10,859	60,224	26,295
Income from equity method investment in related party	176	326	610	413
Other non-operating loss	(16,211)	(1,574)	(45,547)	(4,066)
INCOME (LOSS) BEFORE INCOME TAXES	$(37,958)	$13,719	$26,214	$80,086
Income tax expense (benefit)	(5,368)	2,923	(802)	6,085
NET INCOME (LOSS)	$(32,590)	$10,796	$27,016	$74,001
Net income (loss) attributable to non-controlling interests, net of tax	(31,256)	585	(28,806)	1,531
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$(1,334)	$10,211	$55,822	$72,470
NET (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic and diluted	$(0.16)		$(0.16)
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic and diluted	105,309,406		105,309,406

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

All balances presented in thousands

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(32,590)	$10,796	$27,016	$74,001
Net income (loss) attributable to non-controlling interests, net of tax	(31,256)	585	(28,806)	1,531
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$(1,334)	$10,211	$55,822	$72,470
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(648)	(1,747)	(204)	(1,045)
Change in share of equity method investment in related party other comprehensive loss	—	—	(738)	—
Total other comprehensive loss, net of tax	$(648)	$(1,747)	$(942)	$(1,045)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$(1,982)	$8,464	$54,880	$71,425

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

All balances presented in thousands, except share and per share data

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$413,695	$312,651
Commissions and fees receivable – net	171,862	177,699
Fiduciary assets	1,916,585	1,978,152
Prepaid incentives – net	7,738	8,842
Other current assets	21,039	16,006
Total current assets	$2,530,919	$2,493,350
NON-CURRENT ASSETS
Goodwill	1,223,957	1,224,196
Other intangible assets	527,804	604,764
Prepaid incentives – net	27,044	36,199
Equity method investment in related party	47,087	47,216
Property and equipment – net	15,034	17,423
Lease right-of-use assets	80,295	93,941
Deferred tax assets	395,805	-
Other non-current assets	10,511	12,293
Total non-current assets	$2,327,537	$2,036,032
TOTAL ASSETS	$4,858,456	$4,529,382
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	78,777	115,573
Accrued compensation	335,923	349,558
Operating lease liabilities	18,811	19,880
Short-term debt and current portion of long-term debt	26,769	19,158
Fiduciary liabilities	1,916,585	1,978,152
Total current liabilities	$2,376,865	$2,482,321
NON-CURRENT LIABILITIES
Accrued compensation	—	69,121
Operating lease liabilities	69,928	83,737
Long-term debt	1,568,410	1,566,192
Deferred tax liabilities	379	577
Tax receivable agreement liabilities	282,470	-
Other non-current liabilities	5,306	16,709
Total non-current liabilities	$1,926,493	$1,736,336
TOTAL LIABILITIES	$4,303,358	$4,218,657
MEZZANINE EQUITY
Preferred units ($1.00 par value; 0 issued and outstanding at September 30, 2021 and 260,000,000 issued and outstanding at December 31, 2020)	$—	$239,635
STOCKHOLDERS'/MEMBERS’ EQUITY
Members' interest	—	67,088
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 109,903,867 shares issued and outstanding at September 30, 2021)	110	—
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 149,162,107 shares issued and outstanding at September 30, 2021)	149	—
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at September 30, 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021)	—	—
Additional paid-in capital	327,805	—
Accumulated deficit	(17,115)	—
Accumulated other comprehensive income	1,760	2,702
Total stockholders' equity attributable to Ryan Specialty Group Holdings, Inc. /members’ equity	$312,709	$69,790
Non-controlling interests	242,389	1,300
Total stockholders'/members’ equity	555,098	71,090
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS'/MEMBERS’ EQUITY	$4,858,456	$4,529,382

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

All balances presented in thousands

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,016	$74,001
Adjustments to reconcile net income to cash flows from (used for) operating activities:
Loss (gain) from equity method investment	(610)	(413)
Amortization	82,095	34,789
Depreciation	3,601	2,658
Prepaid and deferred compensation expense	34,960	12,559
Non-cash equity based compensation	46,877	6,355
Amortization of deferred debt issuance costs	8,546	1,758
Deferred income taxes	(5,860)	(56)
Loss on extinguishment of existing debt	8,634	1,708
Change (net of acquisitions and divestitures) in:
Commissions and fees receivable - net	6,004	17,669
Accrued interest	602	19
Other current assets and accrued liabilities	27,751	(121,565)
Other non-current assets and accrued liabilities	(85,241)	(27,218)
Total cash flows provided by operating activities	$154,375	$2,264
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions - net of cash acquired	—	(808,546)
Asset acquisitions	(343,158)	(5,236)
Prepaid incentives issued – net of repayments	4,136	(6,213)
Equity method investment in related party	—	(23,500)
Capital expenditures	(6,429)	(10,596)
Total cash flows used for investing activities	$(345,451)	$(854,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions of members' equity and preferred equity	—	118,936
Purchase of remaining interest in Ryan Re	(48,368)	—
Payment of contingent consideration	(4,495)	—
Equity repurchases from pre-IPO unitholders	(3,880)	(44,957)
Repurchase of preferred equity	(78,256)	—
Cash distribution to pre-IPO unitholders	(47,039)	(45,705)
Repayment of term debt	(12,375)	(140,625)
Repayment of unsecured promissory notes	(1,108)	—
Borrowing of term debt	—	1,650,000
Repayment of subordinated notes	—	(25,000)
Repayments on revolving credit facilities	—	(428,697)
Finance lease and other costs paid	(108)	230
Debt issuance costs paid	(1,893)	(70,484)
Repurchase of Class A common stock in the IPO	(183,616)	—
Repurchase of pre-IPO LLC Units and payment of Alternative TRA Payments	(780,352)	—
Issuance of Class A common stock in the IPO, net of offering costs paid	1,455,184	—
Total cash flows provided by financing activities	$293,694	$1,013,698
Effect of changes in foreign exchange rates on cash and cash equivalents	(1,574)	(1,095)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$101,044	$160,776
CASH AND CASH EQUIVALENTS—Beginning balance	$312,651	$52,016
CASH AND CASH EQUIVALENTS—Ending balance	$413,695	$212,792
Supplemental cash flow information:
Interest and financing costs paid	$51,050	$23,641
Income taxes paid	$6,341	$5,811
Issuance of Class A common stock in connection with Common Blocker Merger	$21	$—
Issuance of Class X common stock in connection with Common Blocker Merger	$1	$—
Exchange of Founders’ subordinated promissory notes for equity issued	$—	$(74,990)
Preferred equity issued in exchange for Founders’ subordinated promissory notes	$—	$74,270
Common equity issued in exchange for Founders’ subordinated promissory notes	$—	$7,661
Loss on extinguishment of Founders’ subordinated promissory notes	$—	$(6,941)
Common equity issued as consideration for business combination	$—	$102,000

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands

	Mezzanine Equity	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Stockholders'/ Members' Equity
			Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	71,090
Net income (loss)	—	(6,251)	—	—	—	—	—	—	—	—	—	2,450	(3,801)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accumulation of preferred dividends (% return), net of tax distributions	—	(6,736)	—	—	—	—	—	—	—	—	—	—	(6,736)
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(44,517)	—	—	—	—	—	—	—	—	—	(3,750)	(48,267)
Distributions declared—tax advances	—	(14,236)	—	—	—	—	—	—	—	—	—	—	(14,236)
Repurchases of Class A units	—	(227)	—	—	—	—	—	—	—	—	—	—	(227)
Equity-based compensation expense	—	4,430	—	—	—	—	—	—	—	—	—	—	4,430
Balance at March 31, 2021	$240,233	$(1,047)	—	$—	—	$—	—	$—	$—	$—	$1,612	$—	$565
Net income (loss)	—	63,407	—	—	—	—	—	—	—	—	—	—	63,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	796	—	796
Accumulation of preferred dividends (% return), net of tax distributions	—	1,073	—	—	—	—	—	—	—	—	—	—	1,073
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(101)	—	—	—	—	—	—	—	—	—	—	(101)
Distributions declared—tax advances	—	(9,521)	—	—	—	—	—	—	—	—	—	—	(9,521)
Reclassification from preferred units to repurchase payable	—	(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Repurchases of Class A units	—	(4,398)	—	—	—	—	—	—	—	—	—	—	(4,398)
Equity-based compensation expense	—	3,165	—	—	—	—	—	—	—	—	—	—	3,165
Balance at June 30, 2021	$240,831	$(23,032)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(20,624)

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Mezzanine Equity	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Stockholders'/ Members' Equity
			Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	$240,831	$(23,032)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(20,624)
Net income prior to the Organizational Transactions	—	15,781	—	—	—	—	—	—	—	—	—	—	15,781
Unpaid preferred return on Mezzanine Equity	—	(1,728)	—	—	—	—	—	—	—	—	—	—	(1,728)
Equity-based compensation prior to the Organizational Transactions	—	862	—	—	—	—	—	—	—	—	—	—	862
Accretion of premium on mezzanine equity	19,169	(19,169)	—	—	—	—	—	—	—	—	—	—	(19,169)
RSG LLC equity prior to the Organizational Transactions	$260,000	$(27,286)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(24,878)
Effect of Common Blocker Merger exchange of LLC units for Class A and Class X common stock	—	(71,874)	20,680,420	21	—	—	640,784	1	147,331	—	—	(75,479)	—
Exchange of LLC units from Pre-IPO Unitholders for Class A common stock	—	(29,675)	31,992,135	32	—	—	—	—	59,318	—	—	(29,675)	—
Repurchase of Class A common stock in IPO	—	—	(8,224,708)	(8)	—	—	—	—	(183,608)	—	—	—	(183,616)
Impact of the Participation and related Alternative TRA Payments	—	(29,047)	—	—	—	—	—	—	29,047	—	—	(761,706)	(761,706)
Equity grant modification and related Alternative TRA Payments	—	—	—	—	—	—	—	—	(18,645)	—	—	12,333	(6,312)
Issuance of Class B common stock	—	—	—	—	149,162,107	149	—	—	(149)	—	—	—	—
Effect of Preferred Blocker Merger	(260,000)	—	-	—	—	—	-	—	343,515	—	—	(343,515)	—
Establishment of deferred tax asset arising from exchanges of LLC units	—	—	—	—	—	—	—	—	329,000	—	—	—	329,000
Establishment of liabilities under tax receivable agreement	—	—	—	—	—	—	(640,784)	(1)	(282,470)	—	—	—	(282,471)
Establishment of deferred tax asset arising from investment in RSG LLC	—	—	—	—	—	—	—	—	61,143	—	—	—	61,143
Reclassification of pre-IPO Members' Equity	—	157,882	—	—	—	—	—	—	(1,627,480)	—	—	1,469,598	—
Effect of the Organizational Transactions	$(260,000)	$27,286	44,447,847	$45	149,162,107	$149	—	$—	$(1,142,998)	$—	$—	$271,556	$(843,962)

Issuance of Class A common stock in the IPO, net of offering costs	—	—	65,456,020	65	-	—	—	—	1,448,032	—	—	—	1,448,097
Foreign currency translation subsequent to the Organizational Transactions	—	—	-	—	—	—	-	—	—	—	(648)	(876)	(1,524)
Equity-based compensation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	22,771	—	—	2,965	25,736
Net income (loss) subsequent to Organizational Transactions	—	—	—	—	—	—	-	—	—	(17,115)	—	(31,256)	(48,371)
Balance at September 30, 2021	$—	$—	109,903,867	$110	149,162,107	$149	—	$—	$327,805	$(17,115)	$1,760	$242,389	$555,098

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands

	Mezzanine Equity	Members' Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Members’ Equity (Deficit)
Balance at January 1, 2020	$139,644	$(76,244)	$864	$(1,109)	$(76,489)
Net income (loss)	—	12,318		1,000	13,318
Foreign currency translation adjustments	—	—	169	—	169
Accumulation of preferred dividends (% return), net of tax distributions	—	(2,992)	—	—	(2,992)
Accretion of premium on mezzanine equity	308	(308)	—	—	(308)
Related party asset acquisition	—	(3,039)	—	—	(3,039)
Distributions declared—tax advances	—	(12,288)	—	—	(12,288)
Repurchases of Class A units	—	(34,504)	—	—	(34,504)
Equity issued to the Board of Directors	—	640	—	—	640
Equity-based compensation expense	—	2,041	—	—	2,041
Balance at March 31, 2020	$139,952	$(114,376)	$1,033	$(109)	$(113,452)
Net income (loss)	—	49,941	—	(54)	49,887
Foreign currency translation adjustments	—	—	533	—	533
Accumulation of preferred dividends (% return), net of tax distributions	—	(3,176)	—	—	(3,176)
Accretion of premium on mezzanine equity	307	(307)	—	—	(307)
Distributions declared—tax advances	—	(8,087)	—	—	(8,087)
Repurchases of Class A units	—	(4,652)	—	—	(4,652)
Equity-based compensation expense	—	1,456	—	—	1,456
Balance at June 30, 2020	$140,259	$(79,201)	$1,566	$(163)	$(77,798)
Net income	—	10,211	—	585	10,796
Foreign currency translation adjustments	—	—	(1,747)	—	(1,747)
Accretion of premium on mezzanine equity	405	(405)	—	—	(405)
Accumulation of preferred dividends (% return)	—	(7,424)	—	—	(7,424)
Contribution to Class A units	—	111,100	—	—	111,100
Contribution to Class B units	98,372	10,649	—	—	10,649
Equity issued to related party in exchange for extinguishment of subordinated promissory notes	—	81,931	—	—	81,931
Loss on extinguishment of related party subordinated promissory notes	—	(6,941)	—	—	(6,941)
Distributions declared - tax advances	—	(15,547)	—	—	(15,547)
Repurchases of Class A units	—	(5,355)	—	—	(5,355)
Equity-based compensation expense	—	2,218	—	—	2,218
Balance at September 30, 2020	$239,036	$101,236	$(181)	$422	$101,477

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Tabular balances presented in thousands, except share and per share data

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Group Holdings, Inc., (the “Company”) provides specialty products and solutions for insurance brokers, agents and carriers. This encompasses distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter to a wide variety of personal, commercial, industrial, institutional, and governmental organizations through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, and Europe.

IPO and Reorganization

The Company was formed as a Delaware corporation on March 5, 2021, for the purpose of completing a public offering and related transactions in order to carry on the business of RSG LLC. On July 26, 2021, the Company completed its IPO of 65,456,020 shares of Class A common stock, $0.001 par value per share, at an offering price of $23.50 per share. The Company received net proceeds of $1,448.1 million after deducting underwriting discounts, commissions and other offering costs. The Company used the proceeds to purchase LLC Common Units from our pre-IPO LLC Unitholders, purchase newly issued LLC Common Units from RSG LLC, acquire the outstanding 260,000,000 Redeemable Preferred Units held by Onex and repurchase shares of Class A common stock from Onex. The Company is now a publicly traded company whose Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.

In connection with the IPO, the Company completed the following Organizational Transactions which are presented in the “Effect of the Organizational Transactions” in the Statements of Mezzanine Equity and Stockholders'/Members' Equity:

•
RSG LLC adopted the Sixth Amended and Restated Limited Liability Company Agreement (the “Sixth LLC Operating Agreement”) to, among other things, appoint the Company as the sole managing member of RSG LLC.
•
We amended and restated the certificate of incorporation of the Company to, among other things, provide for Class A common stock, Class B common stock and Class X common stock.
•
All Class A common units of RSG LLC, including existing units with a participation threshold, were reclassified into an aggregate of 213,693,861 LLC Common Units, and all Class B common units of RSG LLC were reclassified into an aggregate of 20,680,420 LLC Common Units. Upon the completion of this reclassification, subject to certain limited exceptions, all existing holders of LLC Common Units (i) were required to sell 15.0% of their vested interest (inclusive of vested equity grants and purchased equity) in RSG LLC (the “Mandatory Participation”) and (ii) had the option to sell up to (x) an additional 10.0% of their vested interest received as an equity grant under compensatory plans or arrangements and (y) 100.0% of their remaining purchased interest, in each case, on a pro rata basis (the “Optional Participation”, and, together with the Mandatory Participation, the “Participation”).
•
The Company engaged in a series of transactions with the entity (the “Common Blocker Entity”) through which Onex held its Class B common unit interest in RSG LLC (collectively, the “Common Blocker Mergers”) that resulted in Onex exchanging its equity interests in the Common Blocker Entity for 20,680,420 shares of Class A common stock and a right to participate in the TRA through the issuance, subsequent repurchase and cancellation of 640,784 shares of Class X common stock.
•
Through a series of internal transactions and after giving effect to the Participation, certain pre-IPO LLC Unitholders, excluding Onex, had their purchased and granted LLC Common Units exchanged into an aggregate of 31,992,135 shares, respectively, of Class A common stock on a one-for-one basis and received TRA alternative payments (“TRA Alternative Payments”). The TRA Alternative Payment amounts were intended to approximate what such LLC Unitholders would have received had their exchange been taxable and provided the Company with additional tax attributes, although these exchanges will not relate to actual tax benefits obtained or to be obtained by the Company.
•
The Company repurchased 8,224,708 shares of Class A common stock from Onex that were reissued as part of the IPO.

•
The Company purchased the LLC Common Units subject to the Participation for $799.3 million, inclusive of $72.9 million related to TRA Alternative Payments. Of the total TRA Alternative Payments, $37.6 million was attributed to the modification of equity grants discussed below in the exchange of LLC Common Units from pre-IPO Unitholders for Class A common stock. The remaining $35.3 million was treated as a return of capital associated with purchased LLC Common Units.
•
Granted incentive LLC Common Units held certain by Pre-IPO Unitholders were exchanged for (i) an aggregate of 11,426,502 restricted shares of Class A common stock (“Restricted Stock”) of which 1,349,640 were granted to former employees, (ii) an aggregate of 4,592,319 options to purchase shares of Class A common stock with an exercise price equal to the IPO price of $23.50 (“Reload Options”), (iii) an aggregate of 27,493,192 restricted LLC Common Units (“Restricted Common Units”) and (iv) an aggregate of 3,911,490 Class C Incentive Units with a participation threshold equal to the IPO price of $23.50 (“Reload Class C Incentive Units”), collectively, the “Replacement Awards”. This exchange was considered a modification of the pre-IPO equity awards at the IPO date as a result of the change in terms and conditions of the existing awards and the issuance of new options and profits interests with different vesting schedules than the exchanged awards. This modification resulted in the remeasurement of the incentive grants in accordance with ASC 718, Compensation- Stock Compensation (“ASC 718”). The TRA Alternative Payments of $37.6 million attributed to employees who exchanged their granted units into Restricted Stock were treated as a cash settlement of a portion of the existing awards, and therefore, were included in the post-IPO value for determining the incremental expense in the modification. The equity impact of the modification, including cash settlement, was ($18.6) million and $12.3 million to Additional Paid-in Capital and Non-controlling interests, respectively. The remaining unamortized fair value of the awards will be recognized as equity-based compensation allocated on a relative fair value basis over the remaining service periods.
•
The Company issued an aggregate of 8,066,349 equity awards, including (i) an aggregate of 66,667 staking options to purchase Class A common stock with an exercise price equal to the IPO price of $23.50 (“Staking Options”), (ii) an aggregate of 4,339,738 restricted stock units of the Company which vest into shares of Class A common stock (“Restricted Stock Units” or “RSU”), (iii) an aggregate of 2,116,667 staking Class C Incentive Units with a participation threshold equal to the IPO price of $23.50 (“Staking Class C Incentive Units”), and (iv) an aggregate of 1,543,277 restricted LLC units (“Restricted LLC Units” or “RLU”) which vest into LLC Common Units, in each case, issued to certain employees in connection with the IPO as IPO awards and are subject to vesting.
•
The Company issued 149,162,107 shares of Class B common stock to the LLC Unitholders, on a one-to-one basis with the number of LLC Common Units each LLC Unitholder owned upon the consummation of the Organizational Transactions (after the Participation), for nominal consideration of $0.1 million. Shares of Class B common stock were not issued to the LLC Unitholders with respect to the Class C Incentive Units.
•
The Company acquired the entity (the “Preferred Blocker Entity”) through which Onex held its preferred unit interest of 260,000,000 Redeemable Preferred Units in RSG LLC for $343.2 million, net of cash acquired.
•
The Company entered into a TRA with certain pre-IPO LLC Unitholders whereby the Company agreed to pay to such LLC Unitholders 85% of the benefits that the Company realizes from increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units, tax amortization deductions attributable to asset acquisitions that closed prior to the IPO, and certain tax benefits attributable to payments that the Company is required to make under the TRA. In addition, with respect to the holders of LLC Common Units who either sold 100% of their LLC Common Units in connection with the IPO or had their LLC Common Units (after giving effect to the Participation) exchanged for shares of Class A common stock on a one-for-one basis in the Organizational Transactions, such holders received a TRA Alternative Payment of $72.9 million.
•
The Company has recorded a $329.0 million deferred tax asset which is comprised of $234.0 million related to benefits from future deductions attributable to the TRA and $95.0 million related to benefits from future deductions attributable to TRA Alternative Payments and purchase of LLC Units from certain holders that received TRA Alternative Payments.
•
The Company has recorded Tax receivable agreement liabilities in the Consolidated Balance Sheets for the amount of $282.5 million associated with the payments to be made to pre-IPO Unitholders subject to the TRA.
•
Additionally, the Company has recorded a $61.1 million deferred tax asset related to temporary differences in the book basis as compared to the tax basis of its investment in RSG LLC.

New RSG Holdings was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Group Holdings, Inc., and RSG LLC. The Company is the sole managing member of New RSG Holdings. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New RSG Holdings exchanged equity interests in RSG LLC for LLC Common Units in New RSG Holdings, with the intent that New RSG Holdings be the new holding company for RSG LLC interests. At that time RSG LLC adopted the LLC Operating Agreement and New RSG Holdings adopted the New RSG Holdings LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New RSG Holdings, which became a holding company with its sole material asset being a controlling equity interest in RSG LLC. The Company will operate and control the business and affairs, and consolidate the financial results, of RSG LLC through New RSG Holdings and, through RSG LLC, conduct our business. Accordingly, the Company consolidates the financial results of New RSG Holdings, and therefore RSG LLC, and reports the non-controlling interests of New RSG Holdings' LLC Common Units on its consolidated financial statements. As of September 30, 2021, the Company owned 42.4% of the outstanding LLC Common Units of New RSG Holdings, and New RSG Holdings owned 99.9% of the outstanding LLC Common Units of RSG LLC. The remaining 0.1% of the outstanding LLC Common Units of RSG LLC were owned by a subsidiary of the Company. As RSG LLC is substantively the same as New RSG Holdings, for the purpose of this document, we will refer to both New RSG Holdings and RSG LLC as “RSG LLC”.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. The unaudited consolidated financial statements include the Company’s accounts and those of all controlled subsidiaries. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial information. These consolidated interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the prospectus dated July 21, 2021, filed with the SEC in accordance with the Securities Act on July 23, 2021. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

Intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated interim financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.

Principles of Consolidation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany transactions and balances have been eliminated in consolidation.

The Company, through our intermediate holding company New RSG Holdings, owns a minority economic interest in, and operates and controls the businesses and affairs of, RSG LLC. The Company has the obligation to absorb losses of, and receive benefits from, RSG LLC, that could be significant. We determined that, as a result of the Organizational Transactions described above, the Company is the primary beneficiary of RSG LLC and RSG LLC is a VIE. Further, the Company has no contractual requirement to provide financial support to RSG LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity.

The Organizational Transactions were considered to be transactions between entities under common control. The historical operations of RSG LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of RSG LLC prior to the IPO and Organizational Transactions; (ii) the consolidated results of Ryan Specialty Group Holdings, Inc. and RSG LLC following the IPO and Organizational Transactions; and (iii) the assets and liabilities of Ryan Specialty Group Holdings, Inc. and RSG LLC at their historical cost. No step-up basis of intangible assets or goodwill was recorded.

Use of Estimates

The preparation of the consolidated interim financial statements and notes thereto requires management to make estimates, judgements, and assumptions that affect the amounts reported in the consolidated interim financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a respiratory illness caused by the coronavirus, COVID-19. Related impacts and disruptions continue to be experienced in the geographical areas in which the Company operates, and the ultimate duration and intensity of this global health emergency continues to be unclear. There is still significant uncertainty related to the economic outcomes from the ongoing COVID-19 pandemic. Given the dynamic nature of the emergency and its global consequences, its ultimate impact on the Company’s operations, cash flows, and financial condition cannot be reasonably estimated at this time.

2.
Summary of Select Significant Accounting Policies

Included below are select significant accounting policies that were added or modified during the three and nine months ended September 30, 2021 as a result of our IPO and Organizational Transactions. Refer to Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our IPO Prospectus.

Equity-based Compensation

The Company issues equity-based awards to employees in the form of Restricted Stock, Restricted Stock Units, Stock Options, Restricted Common Units, Restricted LLC Units, and Class C Incentive Units. Prior to the IPO, equity-based awards of RSG LLC consisted of profits interests. Compensation cost for equity awards is measured at the grant date fair value. The grant date fair value of Stock Options is estimated using the Black-Scholes option pricing model, and the grant date fair value of the Restricted Common Units, RLUs, and Class C Incentive Units is estimated using a Monte Carlo simulation based pricing model. These pricing models require management to make assumptions with respect to the fair value of the equity awards on the grant date, including the expected term of the award, the expected volatility of the Company’s stock based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s Class A common stock, among other items including the Company's Class A common stock price and taxable income forecasts. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could be materially impacted.

For periods prior to the Company’s IPO, the grant date fair value of equity-based awards was determined on each grant date using a Black-Scholes option pricing model, as profits interests have certain economic similarities to options. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected time to liquidity, and expected volatility.

The Company accounts for equity-based compensation in accordance with ASC 718. In accordance with ASC 718, compensation expense is measured at estimated fair value of the equity-based awards and is expensed over the vesting period during which an employee provides service in exchange for the award. Compensation expense is recognized using the graded vesting attribution method and forfeitures are accounted for as they occur.

Equity-based compensation expense is recorded in Compensation and benefits on the Consolidated Statements of Income. See Note 12, Equity-based Compensation, for additional information on the Company’s equity-based compensation awards.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 13, Loss Per Share for additional information on dilutive securities.

All earnings (loss) for the period prior to the IPO were entirely allocable to RSG LLC and its historic non-controlling interest. Due to the impact of the Organizational Transactions, the Company’s capital structure for the pre- and post-IPO periods is not comparable. As a result, the presentation of earnings (loss) per share for the periods prior to the IPO and Organizational Transactions is not meaningful and only earnings (loss) per share for periods subsequent to the IPO and Organizational Transactions are presented herein.

Non-controlling Interest

As noted above, the Company consolidates the financial results of RSG LLC. Therefore, we report a non-controlling interest based on the LLC Common Units not owned by the Company on our Consolidated Balance Sheets. Income or loss is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 10, Stockholders' and Members' Equity for more information.

The non-controlling interest holders may, subject to certain exceptions, from time to time, at each of their options, require New RSG Holdings to redeem all or a portion of their LLC Common Units in exchange for, at the Company’s election (determined by a majority of the Company’s directors who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis, or cash, only to the extent that the Company has received cash proceeds pursuant to a secondary offering. In accordance with the terms of the New RSG Holdings LLC Operating Agreement, any cash payment would equal a volume weighted average market price of one share of the Company’s Class A common stock for each LLC Common Unit so redeemed. As any redemption settled in cash would be limited to proceeds received from the sale of new permanent equity securities, the Non-controlling interest is classified as permanent equity on the Consolidated Balance Sheets.

Income Taxes

The Company accounts for income taxes under the asset and liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions in accordance with ASC 740 Income Taxes using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense in the Consolidated Statements of Income.

The holders of the LLC Common Units, including the Company, incur U.S. federal, state and local income taxes on their share of any taxable income of RSG LLC. The LLC Operating Agreement provides for pro rata cash distributions (tax distributions) to the holders of the LLC Common Units in an amount generally calculated to provide each holder of LLC Common Units with sufficient cash to cover their tax liability in respect of the LLC Common Units. In general, these tax distributions are computed based on RSG LLCs estimated taxable income, multiplied by an assumed tax rate as set forth in the LLC Operating Agreement.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain LLC Unitholders and Onex that will provide for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes we actually realize (or, under certain circumstances are deemed to realize) from increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units, tax amortization deductions attributable to asset acquisitions that closed prior to the IPO, and certain tax benefits attributable to payments that the Company is required to make under the TRA.

The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax receivable agreement liabilities recognized on the Consolidated Balance Sheets. Subsequent changes in the fair value of the Tax receivable agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Income.

In the event of an early termination of the TRA, either at the Company’s election or due to a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

The following reflect recent accounting pronouncements that have been adopted by the Company. The Company qualifies as an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards and therefore adopts accounting pronouncements under public business entity adoption dates.

In October 2020, the FASB issued ASU 2020-10 Codification Improvements. This ASU was issued to address a wide variety of topics in the Accounting Standard Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. For public companies, the amendment is effective for fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted the new guidance as of January 1, 2021 with no material impact to the consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04 Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. For public companies, the amendment is effective for fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted, including during interim periods. The Company adopted the new guidance as of January 1, 2021 with no material impact to the consolidated financial statements or disclosures.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by specialty:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Wholesale brokerage	$229,146	$154,484	$676,229	$460,706
Binding authorities	52,795	36,130	161,436	101,837
Underwriting management	70,669	46,069	216,135	127,290
Total Net commissions and fees	$352,610	$236,683	$1,053,800	$689,833

Contract Assets Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance as of September 30, 2021 and December 31, 2020 was $6.0 million and $6.7 million, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. No contract liabilities were recognized as of September 30, 2021 or December 31, 2020.

4.
Merger and Acquisition Activity

Acquisition Activity

As part of the Organizational Transactions on July 21, 2021, the Company acquired the Preferred Blocker Entity, the entity through which Onex held its preferred interest of 260,000,000 Redeemable Preferred Units and an $83.5 million asset equal to the unpaid preferred return and value of the make-whole provision, for cash consideration of $343.2 million net of cash acquired. RSG LLC converted the acquired preferred interest into 14,617,675 LLC Common Units that were then issued to the Company.

As part of the Organizational Transactions on July 21, 2021, the Company acquired the Common Blocker Entity, the entity through which Onex held its pre-IPO common interest in Class B common units of RSG LLC in exchange for 20,680,420 shares of Class A common stock and a right to participate in the TRA through the issuance and subsequent repurchase and retirement of 640,784 shares of Class X common stock.

The acquisitions of the Preferred Blocker Entity and Common Blocker Entity were accounted for as asset acquisitions.

On March 31, 2021, the Company acquired the remaining outstanding 53% of the common units in Ryan Re, making Ryan Re a wholly owned subsidiary. Refer to Note 19, Related Parties.

On September 1, 2020, the Company acquired All Risks. Prior to the acquisition, All Risks was an independently owned wholesale insurance brokerage, binding, and underwriting operation headquartered in Delray Beach, Florida.

As of September 30, 2021, the Company has not recognized any impairments of acquired goodwill and other intangible assets.

Contingent Consideration

The Company recognizes losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company also recognizes interest expense for accretion of the discount on these liabilities, which is recognized within Interest expense on the Consolidated Statements of Income. The table below summarizes the change in contingent consideration and interest expense related to contingent consideration liabilities for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Change in contingent consideration	$43	$(35)	$2,356	$997
Interest expense	225	282	624	869
Total	$268	$247	$2,980	$1,866

The current portion of the fair value of contingent consideration was $14.1 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively, and was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $5.3 million and $16.6 million as of September 30, 2021 and December 31, 2020, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $89.2 million and $102.4 million as of September 30, 2021 and December 31, 2020, respectively.

5.
Restructuring

During 2020, the Company initiated a restructuring plan in conjunction with the All Risks Acquisition, to reduce costs and increase efficiencies. The restructuring plan is expected to generate annual savings of $25.0 million when it is fully actioned by June 30, 2022.

This plan involves restructuring costs beginning on July 1, 2020, primarily consisting of employee termination benefits and retention costs. The restructuring plan also includes charges for consolidating leased office space, as well as other professional fees. Restructuring costs incurred for the three and nine months ended September 30, 2021 were $3.2 million and $13.1 million, respectively, and cumulative restructuring costs incurred since the inception of the program were $24.0 million as of September 30, 2021. The Company expects to incur total restructuring costs in the range of $30.0 million to $35.0 million, with run-rate savings expected to be realized by June 30, 2023.

The table below presents the restructuring expense incurred in the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Compensation and benefits	$895	$2,975	$9,246	$2,975
Occupancy and other costs(1)	2,281	45	3,893	45
Total	$3,176	$3,020	$13,139	$3,020
(1)
Occupancy and other costs are included within General and administrative expenses within the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability from December 31, 2020 through September 30, 2021:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance as of December 31, 2020	$7,049	$—	$7,049
Accrued costs	9,246	3,893	13,139
Payments	(16,281)	(3,893)	(20,174)
Balance as of September 30, 2021	$14	$—	$14

6.
Receivables and Current Assets

Receivables

The Company had receivables of $171.9 million and $177.7 million outstanding as of September 30, 2021 and December 31, 2020, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a rollforward of the Company’s allowance for expected credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning of period	$2,934	$1,571	$2,916	$1,555
Write-offs	(532)	—	(2,085)	(472)
Increase in provision	107	711	1,678	1,199
End of period	$2,509	$2,282	$2,509	$2,282

Other Current Assets

Major classes of other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$19,980	$11,973
Service receivables(1)	435	508
Deferred offering costs(2)	—	1,459
Other current receivables	624	1,131
Total other current assets	$21,039	$15,071
(1)
Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 19, Related Parties.
(2)
Deferred offering costs consist of legal, accounting, and other fees related to the IPO. Deferred offering costs totaling $13.2 million were offset against the proceeds upon the completion of the IPO in July 2021. Total offering costs related to the IPO were $90.1 million, including these deferred offering costs and the underwriting discount.
7.
Fiduciary Assets and Liabilities

The Company recognizes fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary assets in the Company’s Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company held or was owed fiduciary funds for premiums and claims of $1,916.6 million and $1,978.2 million at September 30, 2021 and December 31, 2020, respectively.

8.
Leases

The Company has various non-cancelable operating leases with various terms through July 2031 primarily for office space and office equipment.

The lease costs for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30,
	2021	2020
Lease cost:
Operating lease cost	$18,015	$13,492
Finance lease costs:
Amortization of leased assets	124	57
Interest on lease liabilities	3	2
Short term lease costs:
Operating lease cost	384	462
Finance lease cost
Amortization of leased assets	7	5
Interest on lease liabilities	1	—
Sublease income	(292)	(265)
Lease cost – net	$18,242	$13,753

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,615	$11,352
Operating cash flows from finance leases	134	38
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	2,294	4,734
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate (percent)
Operating leases	3.75	3.69
Finance leases	3.10	2.93
Weighted average remaining lease term (years)
Operating leases	6.0	5.7
Finance leases	2.7	1.9

Supplemental balance sheet information related to Lease right-of-use assets:

	September 30, 2021	December 31, 2020
Right-of-use assets – operating leases – net	$80,177	$93,715
Right-of-use assets – finance leases – net	118	226
Total lease right-of-use assets – net	$80,295	$93,941

Supplemental balance sheet information related to lease liabilities:

	September 30, 2021	December 31, 2020
Current lease liabilities
Operating	$18,811	$19,880
Finance	51	147
Non-current lease liabilities
Operating	69,928	83,737
Finance	66	78
Total lease liabilities	$88,856	$103,842

The estimated future minimum payments of operating and financing leases as of September 30, 2021:

	Finance Leases	Operating Leases
The remainder of 2021	$22	$4,348
2022	41	22,032
2023	37	17,518
2024	18	13,970
2025	4	10,864
Thereafter	—	31,263
Total undiscounted future lease payments	$122	$99,995
Less imputed interest	(5)	(11,256)
Present value lease liabilities	$117	$88,739

Average annual sublease income for the next eight years is $0.3 million. The Company has eight leases with inception dates prior to September 30, 2021 that have not yet commenced as of September 30, 2021, for a total future estimated lease liability of $105.5 million.

9.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies the debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	September 30, 2021	December 31, 2020
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, LIBOR + 3.0% as of September 30, 2021, LIBOR + 3.25% as of December 31, 2020, expires September 1, 2027	$1,580,851	$1,578,930
Revolving debt
5-year revolving loan facility, periodic interest payments, LIBOR + up to 3.0% as of September 30, 2021, LIBOR + up to 3.25% as of December 31, 2020, plus commitment fees up to 0.50%, expires July 26, 2026	333	15
Premium financing notes
Commercial notes, periodic interest and principal payments, 2.50%, expired June 1, 2021	—	1,951
Commercial notes, periodic interest and principal payments, 1.66%, expire June 1, 2022	2,891	—
Commercial notes, periodic interest and principal payments, 1.66%, expire July 15, 2022	877	—
Commercial notes, periodic interest and principal payments, 1.66%, expire July 21, 2022	5,947	—
Finance lease obligation	117	225
Unsecured promissory notes	—	363
Units subject to mandatory redemption	4,163	3,866
Total debt	$1,595,179	$1,585,350
Less current portion	(26,769)	(19,158)
Long term debt	$1,568,410	$1,566,192

Term Loan

In the first quarter of 2021, the Company closed on a repricing of the 2020 credit facility in order to obtain a lower interest rate, while no other terms changed. Several lenders opted to not participate in the repricing. The debt related to the lenders that opted out of the repricing was considered extinguished and the fees related to those lenders were written off as of the end of the first quarter. The amount of fees written off was $8.6 million.

The original principal of the term loan was $1,650.0 million. As of September 30, 2021, $1,633.5 million of the principal was outstanding and $0.2 million of interest was accrued. Unamortized deferred issuance costs on the term loan were $52.8 million as of September 30, 2021.

Revolving Credit Facility

In connection with the closing of the IPO, effective July 26, 2021, the Company modified the terms of its revolving credit facility, increasing the commitments from $300.0 million to $600.0 million, as well as decreasing the established borrowing margins on outstanding balances by 0.25%. The modification also extended the expiration date of the facility to five years from the effective date. An additional $1.1 million of deferred issuance costs related to new lenders in connection with the increase will be amortized over the five year term of the facility. As the revolving credit facility had not been drawn on as of September 30, 2021, the deferred issuance costs related to the facility are included in Other non-current assets in the Consolidated Balance Sheets. As of September 30, 2021, the Company accrued $0.3 million of unpaid commitment fees related to the revolving credit facility included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

10.
Stockholders' and Members' Equity

RSG LLC Equity Structure

Prior to the Organizational Transactions and the IPO, RSG LLC had issued and outstanding Class A common units, Class B common units, preferred units, and redeemable preferred units. As part of the Organizational Transactions, the Class A common units and the Class B common units were exchanged for 234,374,281 LLC Common Units.

As described in Note 4, Merger and Acquisitions Activity, the Company acquired the Preferred Blocker Entity through which Onex held its preferred unit interest in RSG LLC. The 260,000,000 Redeemable Preferred Units of RSG LLC owned by the Preferred Blocker Entity were converted through a series of transactions to 14,617,675 LLC Common Units immediately after the acquisition.

Substantially concurrent with the IPO, RSG LLC repurchased 74,990,000 preferred units from the Founder Group for $78.3 million, which reflects the par value of $75.0 million plus unpaid accrued preferred dividends.

Ryan Specialty Group Holdings, Inc. Equity Structure

In connection with the Company’s IPO in July 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, and 10,000,000 shares of Class X common stock, each having a par value of $0.001 per share.

The Company’s amended and restated certificate of incorporation and the New RSG Holdings LLC Operating Agreement require that the Company and RSG LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Common Units owned by the Company, except as otherwise determined by the Company.

Class A and Class B Common Stock

Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is initially entitled to 10 votes per share and, upon the occurrence of certain events, shall be entitled to one vote per share. All holders of Class A common stock and Class B common stock vote together as a single class except as otherwise required by applicable law or our amended and restated certificate of incorporation.

In accordance with the New RSG Holdings LLC Operating Agreement, the LLC Unitholders will be entitled to exchange LLC Common Units for shares of Class A common stock determined in accordance with the LLC Operating Agreement or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders will also be required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled.

Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.

Class X Common Stock

As described in Note 4, Merger and Acquisitions Activity, the Company acquired the Common Blocker Entity, the entity through which Onex held its Class B common unit interest in RSG LLC. Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for 20,680,420 shares of Class A common stock and a right to participate in the TRA. The Company issued 640,784 shares of Class X common stock to Onex, which were immediately repurchased and cancelled, as a mechanism for Onex to participate in the TRA. The shares of Class X common stock have no economic or voting rights. As of September 30, 2021, there were no shares of Class X common stock outstanding.

Preferred Stock

As of September 30, 2021, there are no shares of preferred stock outstanding. Under the terms of our amended and restated certificate of incorporation, our Board is authorized to direct us to issue shares of preferred stock in one or more series without shareholder approval. Our Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of September 30, 2021.

Non-controlling Interest

In connection with the IPO and the Organizational Transactions, the Company became the sole managing member of RSG LLC. As a result, the Company began consolidating RSG LLC in its consolidated financial statements, resulting in a non-controlling interest related to the LLC Common Units not held by the Company on the consolidated financial statements. The non-controlling interest previously recognized in RSG LLC's historical consolidated financial statements represented RSG LLC's equity interests in an underlying subsidiary. As of September 30, 2021, the Company owned 109,903,867 LLC Common Units, while the non-controlling interest holders owned 149,162,107 LLC Common Units. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage from the date of the IPO through September 30, 2021 was 57.5%.

11.
Redeemable Preferred Units

Prior to the Organizational Transactions and IPO, the Company had 260,000,000 Redeemable Preferred Units issued and outstanding, which was unchanged from December 31, 2020.

As defined in the related purchase agreements with Onex (the “Onex Purchase Agreements”), the Company had the option, but not the requirement, to repurchase up to 100% of the 260,000,000 Redeemable Preferred Units issued to Onex at any time. If the option was exercised before the fifth anniversary of each issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreements. Onex had the right to cause the Company to repurchase up to 100% of the Redeemable Preferred Units after the tenth anniversary of each issuance for any unpaid preferred return and unreturned capital. Additionally, the Onex Purchase Agreements required a redemption (“Mandatory Redemption”) of the Redeemable Preferred Units upon the occurrence of a realization event, which, as defined, includes a Qualified Public Offering. Where a Mandatory Redemption was required prior to the fifth anniversary of an issuance, the redemption price was subject to a make-whole provision.

The Company determined that the Mandatory Redemption feature must be accounted for separately from the Redeemable Preferred Units par value as a derivative liability in accordance with ASC 815 Derivatives and Hedging. These embedded derivatives were accounted for on a combined basis separately from the Redeemable Preferred Units and were recorded at fair value. As the put option exercisable after the tenth anniversary of the issuance was at the option of the unitholder, but was not mandatorily redeemable, the Redeemable Preferred Units were classified as mezzanine equity and were initially recognized at relative fair value.

The difference between the redemption value of the Redeemable Preferred Units and the carrying value was intended to accrete over the ten year period from the date of issuance using the effective interest method. The accretion was treated as a deemed dividend and was recorded as a charge to retained earnings. The cumulative accretion immediately prior to the IPO and as of December 31, 2020 was $23.9 million and $3.6 million, respectively, resulting in adjusted Redeemable Preferred Unit carrying values of $260.0 million and $239.6 million, respectively. Dividend payments on the Redeemable Preferred Units were accrued and deferred at the option of the Board of Directors. Unpaid preferred dividends of $16.2 million and $9.5 million were recorded in Accounts payable and accrued liabilities immediately prior to the IPO and as of December 31, 2020, respectively. As the Company's IPO in July 2021 was a realization event triggering the payment to Onex of the make-whole provision, any unpaid preferred dividends, and the unpaid capital, resulted in no amounts outstanding related to these balances in the Consolidated Balance Sheets as of September 30, 2021. The Company paid $7.0 million and $6.4 million of preferred dividends inclusive of state tax payments and distributions to Onex in the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

The fair value of the Redeemable Preferred Unit make-whole provisions immediately prior to the IPO was $67.3 million, and $0.0 million and $30.4 million at September 30, 2021 and December 31, 2020, respectively. Refer to Note 17, Fair Value Measurements.

12.
Equity-based Compensation

Substantially concurrent with the IPO, the Company's Board of Directors adopted the Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for potential grants of the following awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards; (iv) performance awards, (v) other stock-based awards, (vi) other cash-based awards, and (vii) analogous equity awards made in equity of RSG LLC.

As a result of the Organizational Transactions, pre-IPO holders of RSG LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units, collectively, the Replacement Awards. The reload awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units, (ii) Staking Options, (iii) Restricted LLC Units, or (iv) Staking Class C Incentive Units.

The Restricted Stock and Restricted Common Units are referred to as “restricted” for either (i) the lock-up period (“Lock-up Period” as defined by the Omnibus Plan) as it relates to the Company's restriction on any granted awards being sold or transferred for the six month period following the effective date of our IPO Prospectus, or (ii) the transfer restriction on all Restricted Stock and Restricted Common Units awarded to employees that are subject to transfer restrictions, on a non-linear schedule, for the five year period following the IPO. As these restrictions lift based on the passage of time, Restricted Stock and Restricted Common Units will be referred to as Class A common stock and LLC Common Units, respectively. All awards granted as part of the Organizational Transactions and the IPO are subject to the aforementioned Lock-up Period and transfer restrictions.

Equity-based Awards Modification

As noted above, as a result of the Organizational Transactions and the IPO, pre-IPO holders of RSG LLC Class A common units exchanged their units for the Replacement Awards. This exchange was considered a modification as of the IPO date as a result of the change in terms and conditions of the existing awards and the issuance of new options and profits interests that have different vesting schedules than the exchanged awards. This modification resulted in the re-measurement of the awards in accordance with ASC 718. Total compensation cost recognized for the modified awards equaled the grant date fair value from the pre-IPO grants, plus any incremental compensation cost measured at the modification date (i.e. the IPO date). The modification impacted approximately 380 employees.

The incremental compensation expense arising from the modification is primarily driven by the right to future TRA payments as a result of the Organizational Transactions, as well as the TRA Alternative Payments, offset by the existence of new transfer restrictions that extend beyond vesting dates. The TRA, as detailed in Note 2, Summary of Select Significant Accounting Policies, provides for the potential, future payment to certain LLC Unitholders of tax benefits realized by the Company. The right to these potential future payments is considered in the calculation of the fair value of the Restricted Common Units and Reload Class C Incentive Units granted to employees. Additionally, those employees who exchanged their granted units into Restricted Stock received a one-time lump sum TRA Alternative Payment in an aggregate amount of $37.6 million. These one-time cash payments were paid upon the closing of the IPO on July 26, 2021. The cash payments were treated as a cash settlement of a portion of the existing awards, and therefore, included in the post-IPO value for determining the incremental expense in the modification. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation allocated on a relative fair value basis of the awards over the remaining service periods.

Restricted Stock

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock in the Company in exchange for their LLC Units, which were first exchanged into LLC Common Units. The Restricted Stock follows the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years. Restricted Stock activity for the period was as follows:

	Nine months ended September 30, 2021
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	4,521,997	21.15
Vested	512,740	21.15
Forfeited	—	—
Unvested at end of period	4,009,257	$21.15

The weighted-average grant date fair value of $21.15 reflects the fair value of the Restricted Stock at the time of the modification. 10,076,870 shares of Restricted Stock were granted at the time of the IPO, 5,554,873 of which were fully vested. The fully vested cash settlement of the TRA Alternative Payments included in the post modification value, as detailed above, resulted in a significant portion of the grant date fair value being recognized in the current quarter.

Restricted Stock Units (RSUs)

Related to the IPO, the Company granted RSUs to certain employees. RSUs vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. The grant date fair value considers the IPO price of $23.50 adjusted for a weighted average 2.4% discount for lack of marketability due to the transfer restrictions. Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Nine months ended September 30, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	4,339,738	22.95
Vested	—	—
Forfeited	—	—
Unvested at end of period	4,339,738	$22.95

Stock Options

Reload Options

As part of the Organizational Transactions and IPO, certain employees who exchanged their LLC Common Units for shares of the Company were also granted Reload Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of $23.50. The Reload Options vest either 100% 3 years from the grant date or over 5 years from the grant date, with 33.3% vesting in each of years 3, 4 and 5. Vested Reload Options are exercisable up to the tenth anniversary of the grant date.

	Nine months ended September 30, 2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	4,592,319	23.50
Exercised	—	—
Forfeited	—	—
Unvested at end of period	4,592,319	$23.50

The fair value of Reload Options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges:

September 30, 2021
Volatility	25.0%
Time to maturity (years)	6.5-7.0
Risk-free rate	0.94-1.02%
Fair value per unit	$6.42-$6.72
Dividend yield	0.0%

Staking Options

In addition to Restricted Stock, certain employees were also granted Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of $23.50. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Vested Staking Options are exercisable up to the eleventh anniversary of the grant date.

	Nine months ended September 30, 2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	66,667	23.50
Exercised	—	—
Forfeited	—	—
Unvested at end of period	66,667	$23.50

The fair value of Staking Options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges:

September 30, 2021
Volatility	25.0%
Time to maturity (years)	9.1
Risk-free rate	1.19%
Fair value per unit	$7.82
Dividend yield	0.0%

The use of a valuation model for the Reload Options and Staking Options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The expected time to maturity was based on the weighted-average vesting terms and contractual terms of the awards. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award.

All Stock Options outstanding were issued at the time of the IPO. No additional options have been issued to date. The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows as of September 30, 2021:

September 30, 2021
Aggregate intrinsic value
Stock Option- Reload Options outstanding	$47,622
Stock Option- Reload Options exercisable	—
Stock Option- Staking Options outstanding	$691
Stock Option- Staking Options exercisable	—
Weighted-average remaining contractual term (in years)
Stock Option- Reload Options outstanding	9.8
Stock Option- Reload Options exercisable	—
Stock Option- Staking Options outstanding	10.8
Stock Option- Staking Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years. Restricted Common Unit activity for the period was as follows:

	Nine months ended September 30, 2021
	Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	6,631,926	23.84
Vested	403,552	23.84
Forfeited	—
Unvested at end of period	6,228,374	$23.84

The weighted average grant date fair value reflects the fair value of the Restricted Common Units at the time of the modification. 27,493,192 Restricted Common Units were granted at the time of the IPO, 20,861,266 of which were fully vested. The potential TRA payment value included in the post modification value associated with vested awards, as detailed above, resulted in a significant portion of the grant date fair value being recognized in the current quarter.

Restricted LLC Units (RLUs)

Related to the IPO, the Company granted RLUs to certain employees that vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Upon vesting, RLUs automatically convert on a one-for-one basis into LLC Common Units.

	Nine months ended September 30, 2021
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	1,543,277	25.05
Vested	—	—
Forfeited	—	—
Unvested at end of period	1,543,277	$25.05

Class C Incentive Units

Reload Class C Incentive Units

As part of the Organizational Transactions and IPO, certain employees who exchanged their LLC Units for Restricted Common Units were also granted Reload Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the IPO price of $23.50, any vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units may immediately be redeemed on a one-to-one basis for Class A common stock. The Reload Class C Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with 33.3% vesting in each of years 3, 4 and 5.

	Nine months ended September 30, 2021
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	3,911,490	23.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	3,911,490	$23.50

Staking Class C Incentive Units

Related to the IPO, certain employees were granted Staking Class C Incentive Units, which are profits interests. When the value of the Class A common stock exceeds the IPO price of $23.50, any vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units may immediately be redeemed on a one-to-one basis for Class A common stock. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

	Nine months ended September 30, 2021
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period		$—
Granted	2,116,667	23.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	2,116,667	$23.50

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company as described in Note 2, Summary of Select Significant Accounting Policies. The Reload Class C Incentive Units and Staking Class C Incentive Units have the same terms as the LLC Common Units, with the exception of the participation threshold of $23.50. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for Restricted Common Units of equal value and are entitled to the same TRA payments upon an exchange to Class A common stock. In order to value the Restricted Common Units, RLUs, and Class C Incentive Units we are required to make certain assumptions with respect to selected model inputs.

Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the Class C Incentive Units, we use a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. The Monte Carlo simulation model uses the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company's stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate of 1.9% was based on U.S. Treasury rates commensurate with a term of 30 years. Due to the transfer restrictions, a discount for lack of marketability was applied based on the term between when each Restricted Common Unit, RLU or Class C Incentive Unit vests, and when it is released from the transfer restriction. The range of discounts from 6.0% to 19.1% were applied on the proportion of value associated with the receipt of Class A common stock upon the exchange of each Restricted Common Unit, RLU, or Class C Incentive Unit.

Equity-based Compensation Expense

As of September 30, 2021, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining service period is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock	$21,617	2.9
RSUs	89,875	7.2
Stock Option- Reload Options	7,538	4.4
Stock Option- Staking Options	505	9.8
Restricted Common Units	22,607	2.3
Restricted LLC Units	37,236	9.3
Reload Class C Incentive Units	9,952	3.5
Staking Class C Incentive Units	24,246	8.4
Total unrecognized equity-based compensation expense	$213,576

The following table includes the equity-based compensation expense the Company realized in the three months ended September 30, 2021 by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of September 30, 2021 in the same view. A similar view has not been presented for the nine months ended September 30, 2021 as all equity based-compensation expense related to legacy RSG LLC equity would be included in the first line of the table.

	Recognized Expense	Unrecognized Expense
Prior to the Organizational Transactions and IPO
RSG LLC equity-based compensation expense	$862	$—
Pre-IPO awards
Restricted Stock	1,600	10,781
Restricted Common Units	909	6,045
Impact of Replacement Awards
Modification of vested Restricted Stock and Restricted Common Units	31,142	—
Incremental Restricted Stock and Reload Options	4,745	18,374
Incremental Restricted Common Units and Reload Class C Incentive Units	6,369	26,515
IPO awards
RSUs and Staking Options	9,722	90,379
RLUs and Staking Class C Incentive Units	2,621	61,482
Total equity-based compensation expense	$57,970	$213,576
The Company recognized equity-based compensation expense of $58.0 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $65.6 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

13.
Loss Per Share

Basic loss per share is computed by dividing net loss attributable to Ryan Specialty Group Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company's EPS calculation. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the IPO, the Ryan Specialty Group, LLC equity structure included Preferred units, Class A common units, and Class B common units. The Company considered the calculation of earnings per unit for periods prior to the IPO using and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, loss per share information has not been presented for the three and nine months ended September 30, 2020. As the IPO occurred in the current quarter on July 22, 2021, the loss per share information will be the same for both the three and nine months ended September 30, 2021 periods.

The basic and diluted loss per share period for the three and nine months ended September 30, 2021 includes only the period from July 22, 2021 to September 30, 2021, which represents the period wherein the Company had outstanding Class A common stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share of Class A common stock is as follows:

Three and nine months ended September 30, 2021
Net income (loss)	$(32,590)
Less: Net income (loss) attributable to RSG LLC before the Organizational Transactions	15,781
Less: Net income (loss) attributable to non-controlling interests	(31,256)
Net income (loss) attributable to Ryan Specialty Group Holdings, Inc.	$(17,115)
Numerator:
Net income (loss) attributable to Class A common shareholders- basic and diluted	$(17,115)
Denominator:
Weighted-average shares of Class A common stock outstanding- basic and diluted	105,309,406
Net income (loss) per share of Class A common stock- basic and diluted	(0.16)

The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

Three and nine months ended September 30, 2021
Restricted Stock	4,521,997
RSUs	4,265,143
Reload Options	4,592,319
Staking Options	66,667
Restricted Common Units	6,631,926
RLUs	1,543,277
Reload Class C Incentive Units	3,911,490
Staking Class C Incentive Units	2,116,667
Conversion of non-controlling interest LLC Common Units (1)	142,727,157

(1) Weighted average shares outstanding from the date of the IPO to September 30, 2021.

14.
Derivatives

Interest Rate Swap

The Company’s long-term debt bears a floating rate of interest. the Company has historically used interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations for up to five years into the future. All outstanding interest rate swaps were settled during 2020 and the Company currently has no interest rate swaps outstanding as of September 30, 2021.

Redeemable Preferred Units Embedded Derivatives

As a part of the RSG LLC Redeemable Preferred Units issued and sold on June 1, 2018 and September 1, 2020 as discussed in Note 11, Redeemable Preferred Units, there were various realization events, defined as a Qualified Public Offering or a Sale Transaction, that required a Mandatory Redemption. If a Mandatory Redemption was required prior to the five year anniversary of the issuance date, the redemption price was subject to a make-whole provision as set forth in the terms of the agreement. The preferred yield make-whole provisions represented embedded derivatives that were accounted for on a combined basis separately from the redeemable preferred units and reported at fair value. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex upon the closing of the IPO of the make-whole provision, any unpaid preferred dividends, and unpaid capital related to the Redeemable Preferred Units, the embedded derivatives related to the make-whole provision are no longer outstanding as of September 30, 2021.

The fair value of derivatives not designated as hedging instruments are as follows:

	Derivative Liabilities
	Balance Sheet Location	September 30, 2021	December 31, 2020
Redeemable Preferred Unit embedded derivatives	Accounts payable and accrued liabilities	$—	$30,423
Total derivatives		$—	$30,423

The gains and losses recognized in earnings for derivatives in Other non-operating income within the Consolidated Statements of Income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Loss on interest rate contracts	$—	$8	$—	$3,302
Loss on Redeemable Preferred Unit embedded derivatives	16,302	—	36,914	—
Total derivatives not designated as hedging instruments	$16,302	$8	$36,914	$3,302

Additionally, for the nine months ended September 30, 2021 and 2020, the Company recognized an increase in cash flows from derivatives of $36.9 million and $3.3 million, respectively, from changes in Other current and non-current assets and accrued liabilities within the operating section of the Consolidated Statements of Cash Flows.

15.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Group Employee Savings Plan (the “Plan”), to all eligible employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company recognized expense related to discretionary matching contributions in the amount of $3.1 million and $2.7 million in the three months ended September 30, 2021 and 2020, respectively, and $10.2 million and $7.5 million in the nine months ended September 30, 2021 and 2020, respectively. Starting in 2021, the Company changed the timing of discretionary matching contributions to being made throughout the year as opposed to making the contribution after the end of each year. The Company accrues for employer contributions in Current Accrued compensation within the Consolidated Balance Sheets. Due to the change in timing of the discretionary matching contributions, there were no Company contributions accrued for as of September 30, 2021. As of December 31, 2020, the Company accrued for $10.4 million of Company contributions which were paid in the first quarter of 2021.

Long-term Incentive Compensation Agreements

The Company has entered into certain long-term incentive agreements whereby, at the end of a service period, employees are awarded cash, according to specified formulas following a period, typically associated with an acquisition. The Company recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout. The Company recognized compensation expense of $0.4 million and $1.4 million related to these awards for the three and nine months ended September 30, 2021, respectively. The Company recognized compensation expense of $0.5 million and $1.6 million related to these awards for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, $5.0 million related to such agreements is included within Current Accrued compensation in the Consolidated

Balance Sheets. As of December 31, 2020, $8.5 million related to such agreements is included in Current Accrued compensation and Non-current Accrued compensation in the Consolidated Balance Sheets. The aggregate amount of maximum obligation payable was $6.9 million and $11.9 million as of September 30, 2021 and December 31, 2020, respectively.

All Risks Long-Term Incentive Plans

ARL had established various long-term incentive plans (“LTIPs”) throughout its history to incentivize certain executives, producers and key employees. ARL additionally established sales bonuses, implemented by the management of ARL, as compensation for past services performed in connection with executing the sale. Following the acquisition, the LTIP awards vest based on the achievement of various service conditions and are cash-settled. Cash settlement, including all cash payments due on close, will be made by the Company. The total value of the sales bonuses and LTIP awards at the acquisition date was $24.3 million and $303.7 million, respectively. The portion allocated to the pre-combination service period and accounted for as consideration transferred was $257.6 million inclusive of sales bonuses.

On August 10, 2021, the Company's Board of Directors elected to terminate the ARL long-term incentive plans. The decision to terminate the plans did not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date subject to participants meeting service conditions.

Of the expense related to post-combination services after forfeitures, the Company recognized $9.9 million and $27.4 million related to these awards for the three and nine months ended September 30, 2021, respectively, with the remaining expense of $29.7 million to be recognized by the one year anniversary of the termination date. The Company recognized compensation expense related to these awards of $2.9 million and $2.9 million for the three and nine months ended September 30, 2020, respectively. The Company made cash payments of $31.0 million and $114.7 million for the nine months ended September 30, 2021 and 2020, respectively. The ARL LTIP accrual was $150.6 million and $154.2 million as of September 30, 2021 and December 31, 2020, respectively. The current year liability for these awards is recognized in Current Accrued compensation in the Consolidated Balance Sheets. The prior year liability was recognized in both Current Accrued compensation and Non-current Accrued compensation in the Consolidated Balance Sheets. The expense is recognized in Compensation and benefits in the Consolidated Statements of Income.

16.
Variable Interest Entities

Ryan Specialty Group Holdings Inc. is a holding company and the sole managing member of RSG LLC. The Company's principal asset is a controlling equity interest in RSG LLC. The Company considers itself the primary beneficiary for RSG LLC as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and is expected to receive benefits that are significant to the Company. As the primary beneficiary of RSG LLC, the Company consolidates the results and operations of RSG LLC for financial reporting purposes under the variable interest consolidation model guidance in ASC 810 Consolidations. The Company's relationship with RSG LLC results in no recourse to the general credit of the Company. Further, the Company has no contractual requirement to provide financial support to RSG LLC. The Company shares in the income and losses of RSG LLC in direct proportion to the Company's ownership percentage.

The Company’s financial position, financial performance and cash flows effectively represent those of RSG LLC as of and for the period ended September 30, 2021, with the exception of the entire balances of the Tax receivable agreement liabilities and Deferred tax assets on the Consolidated Balance Sheets, which are attributable solely to the Company.

17.
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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for Cash and cash equivalents, Commissions and fees receivable—net, Other current assets, and Accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020, approximate fair value because of the short-term duration of these instruments.

Derivative Instruments

In prior periods, the fair value of the combined embedded derivatives on the redeemable preferred units was based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which is a Level 3 fair value measurement. In determining the fair value, the Company historically estimated the likelihood of a Realization Event based on discussions with management, then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. Changes in the timing and likelihood of a Realization Event and/or the discount rates used resulted in a change in the fair value of recorded embedded derivative obligations. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex upon the closing of the IPO of the make-whole provision, any unpaid preferred dividends, and unpaid capital, the fair value of the make-whole provisions as of September 30, 2021 was $0.

Contingent Consideration

Any contingent consideration arising upon a business combination is initially recorded as a component of the total consideration of that business combination at fair value with an offsetting liability in the opening balance sheet under Other Non-current liabilities in the Consolidated Balance Sheets.

The fair value of these contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted EBITDA and market risk adjusted EBITDA which are then run through a series of simulations. The risk-free rates and expected volatility used in the models range from 0.04% to 0.07% and 15% to 35%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates generally range from 5.7% to 12.6% for the acquisitions.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration within Operating income when incurred.

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

The current portion of the fair value of contingent consideration was $14.1 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $5.3 million and $16.6 million as of September 30, 2021 and December 31, 2020, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Debt (1)	$1,637,584	$—	$—	$1,648,997	$—	$—
Contingent purchase consideration (2)	—	—	19,383	—	—	22,096
Make-whole provision on Redeemable Preferred Units (3)	—	—	—	—	—	30,423
Total liabilities measured at fair value	$1,637,584	$—	$19,383	$1,648,997	$—	$52,519
(1)
See Note 9, Debt.
(2)
Contingent purchase considerations are included in Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Balance Sheets and in Change in contingent consideration in the Statements of Income.
(3)
Make-whole provisions are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets and in Other non-operating (loss) income in the Statement of Income.

There were no assets or liabilities that were transferred between fair value hierarchy levels during the nine months ended September 30, 2021 or the year ended December 31, 2020.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	September 30, 2021			September 30, 2020
	Make-Whole provision on Redeemable Preferred Units	Contingent purchase consideration	Total	Make-Whole provision on Redeemable Preferred Units	Contingent purchase consideration	Total
Opening balance	$30,423	$22,096	$52,519	$891	$23,527	$24,418
Total gains/losses included in earnings	36,914	3,062	39,976	815	1,866	2,681
Settlements	(67,337)	(5,775)	(73,112)	—	(1,272)	(1,272)
Ending balance	$—	$19,383	$19,383	$1,706	$24,121	$25,827

During the nine months ended September 30, 2021 and 2020, there were no purchases, issues, sales or transfers related to fair value measurements. Additionally, no unrealized gains or losses were recorded in the Consolidated Statements of Comprehensive Income for liabilities held during the period. Of the total $5.8 million settlement of contingent consideration in the nine months ended September 30, 2021, $4.5 million is presented in the financing section and $1.3 million is presented in the operating section of the Consolidated Statements of Cash Flows. The $1.3 million settlement of contingent consideration in the nine months ended September 30, 2020, is presented in the operating section of the Consolidated Statements of Cash Flows.

18.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an excess and surplus lines and admitted markets broker, the Company has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, the Company from time to time seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.

The Company purchases insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Since June 1, 2019, Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a $2.5 million retention amount per claim. The Company has historically maintained self-insurance reserves for the Company’s retention portion of the E&O exposure that is not insured. The Company periodically determines a range of possible reserve levels using the best available information that rely heavily on projecting historical claim data into the future.

The reserve for these and other non-E&O claims and business accommodations in the Consolidated Balance Sheets is above the lower end of the most recently determined range. Reserves of $2.3 million and $1.5 million were held for outstanding matters as of September 30, 2021 and December 31, 2020, respectively. The Company recognized $1.0 million and $0.7 million in General and administrative expense for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $1.6 million and $1.9 million in General and administrative expense for the nine months ended September 30, 2021 and 2020, respectively. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

19.
Related Parties

The Company has entered into various transactions and agreements with RSG LLC, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”).

Ryan Specialty Group Risk

The Company has an arrangement to provide administrative services to Ryan Specialty Group Risk, LLC (“RSGR”), an entity wholly owned directly or indirectly by Patrick G. Ryan, which participated in the underwriting profits of certain Lloyd’s of London syndicates. The Company is reimbursed for these administrative services. Reimbursements for services provided in the nine months ended September 30, 2021 and 2020 were immaterial. The Company does not have a variable interest in this entity.

Ryan Specialty Group Risk Innovators

On June 28, 2018, the Company entered into a services agreement with Ryan Specialty Group Risk Innovators, LLC (“RSGRI”), a subsidiary of RSGR. It was established to incubate new opportunities providing insurance and reinsurance services to brokers and carriers. According to the terms of the agreement, the Company provides both administrative services to, and disburses payments for costs directly incurred by, RSGRI. These direct costs include compensation expenses incurred by employees of RSGRI. The Company earns a markup on administrative services performed for and on behalf of RSGRI but not on payments related to business employees. The Company does not have a variable interest in this entity.

JEM Underwriting Managers, LLC

JEM Underwriting Managers, LLC, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new property insurance initiative. On January 1, 2020, the Company acquired the assets and liabilities of JEM from RSGRI. Total consideration transferred was $4.0 million, net of cash acquired.

Ryan Re and Geneva Re

Ryan Re

Ryan Re, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new reinsurance underwriting service offering. On June 13, 2019, Ryan Re was ultimately contributed to Geneva Ryan Holdings, LLC (“GRH”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan, and other affiliated investors. One investor is an LLC Unitholder and a director of the Company, and another is both an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment in or variable interest in this entity.

On June 13, 2019, the Company acquired a controlling interest of 47% of the common units in Ryan Re from GRH with a $1 par value for $4.70 and was appointed the Managing Member of Ryan Re. GRH retained a 53% interest in this entity. As Ryan Re is under common control with the Company, the Company recognized the assets and liabilities in Ryan Re upon initial consolidation at historical cost, inclusive of an accumulated deficit.

On March 31, 2021, GRH distributed a portion of its interest in Ryan Re to the two investors affiliated with Ryan Specialty. The Company subsequently acquired the remaining 53% of the common units in Ryan Re from GRH and the two affiliated investors with a $1 par value for total consideration of $48.4 million. As a result of the transaction, the Company derecognized the non-controlling interest of $3.7 million and recognized a deemed distribution of $44.6 million, inclusive of a working capital true-up payment of $0.1 million in the second quarter of 2021. The valuation of the outstanding interest in Ryan Re was determined by an unrelated third party. Upon the Company acquiring the remaining 53% of common units, Ryan Re became a wholly owned subsidiary of the Company. The

Company will continue to include the financial results of Ryan Re in the Company’s consolidated financial statements but will no longer present a non-controlling interest related to Ryan Re on the Consolidated Balance Sheets after the first quarter of 2021.

Ryan Investment Holdings

Ryan Investment Holdings, LLC (“RIH”) was formed as an investment holding company designed to aggregate the funds of Ryan Specialty and GRH for investment in Geneva Re Partners, LLC (“GRP”). The Company holds a 47% interest in RIH and GRH holds a 53% interest in RIH. RIH has a 50% non-controlling interest in GRP, and the other 50% is owned by Nationwide Mutual Insurance Company (“Nationwide”). GRP wholly owns Geneva Re, Ltd (“Geneva Re”), a Bermuda-regulated reinsurance company. RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.

The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment, as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio.

Geneva Re

As discussed above, Geneva Re is a wholly owned subsidiary of GRP. GRP was formed as a joint venture between Nationwide and RIH, with each retaining a 50% ownership interest in GRP in exchange for a $50.0 million initial cash investment from each. The Company, through its investment in RIH and in connection with the GRP Subscription Agreement, has an agreement that outlines the terms of the Company’s investment in RIH, as well as the commitment of RIH’s unit holders to invest funds into GRP at the request of the GRP board, for a total investment of $47.0 million. On March 5, 2020, the Company contributed $23.5 million of capital in satisfaction of the remaining capital commitment to Geneva Re.

In accordance with the Master Transaction Agreement, (“MTA”), Geneva Re is obligated to reimburse the Company for any transaction expenses incurred by the Company in connection with the formation of Geneva Re. The Company had $0.4 million due from Geneva Re under this agreement as of December 31, 2020. On January 1, 2021 the Company entered into a service agreement with Geneva Re to provide both administrative services to, as well disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had a de minimis amount due from Geneva Re under this agreement, for a total outstanding balance of $0.4 million as of September 30, 2021.

At the formation of RIH, Patrick G. Ryan and Diane M. Aigotti, former Executive Vice President and CFO of the Company, were designated to represent Ryan Specialty’s interest on the board of GRP. In connection with the retirement of Diane M. Aigotti in the first quarter of 2021, Jeremiah R. Bickham, the current CFO of the Company, replaced Diane M. Aigotti on the board of GRP. One of the investors of GRH represents the interests of GRH, while another of its investors is on the Company’s Board of Directors, is Executive Chairman of Geneva Re, and acts in the capacity of Executive Director on the Board of GRP.

Ryan Re Services Agreement with Geneva Re and Nationwide

On June 13, 2019, Ryan Re entered into an underwriting agreement with Nationwide to provide reinsurance underwriting services to Nationwide and its affiliated insurance entities. Simultaneously through the MTA, Ryan Re entered into a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re received a service fee equal to 2.5% of gross written premium derived from reinsurance and retrocession business assumed by Geneva Re from Nationwide through December 31, 2020. On January 1, 2021, the services agreement between Ryan Re and Geneva Re was amended to remove the 2.5% of gross premium written and was replaced with a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing certain underwriting and administrative services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and was $1.4 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, was $3.2 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from a third-party service provider called Executive Jet Management (“EJM”). Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations, which include EJM chartering to third parties, for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has usually been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized an expense related to business usage of the aircraft of $0.1 million and $0.1 million for the three months ended

September 30, 2021 and 2020, respectively. The Company recognized an expense related to business usage of the aircraft of $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Personal Guarantee

In April 2021, Mr. Ryan personally guaranteed up to $10.0 million of the financial obligations of the Company under an agency agreement with certain insurance companies that are affiliated with National Indemnity Company. The Company did not pay Mr. Ryan any consideration for this guarantee. Mr. Ryan’s guarantee may be replaced by the Company with a letter of credit at any time, subject to the prior approval of the insurance companies. Mr. Ryan will not personally guarantee any further additional financial obligations of the Company or any of its subsidiaries.

Consulting Arrangement with a Director

We have contracted with Michael O’Halleran, a director of the Company, to provide consulting services. Mr. O’Halleran received total cash compensation of $0.1 million for work performed during the three months ended September 30, 2021 and 2020, and $0.2 million for work performed during the nine months September 30, 2021 and 2020. Mr. O’Halleran’s compensation under the consulting agreement is based on external market practice of similar positions for consultants or employees who are not members of the Board of Directors.

Employment of an Immediate Family Member of a Director

Michael O’Halleran’s son is an employee of the Company. He has been an employee of the Company since August 11, 2014. His total annual compensation for 2020 was $0.3 million, including a base salary of $0.1 million and production bonuses of $0.2 million. His total annual compensation for 2021 is expected to be substantively the same, including a base salary of $0.2 million, and production bonuses of $0.1 million that were paid in July 2021. He also received benefits generally available to all employees. His compensation was determined in accordance with our standard employment and compensation.

20.
Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes with respect to its allocable share of any net taxable income from RSG LLC. RSG LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. RSG LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiary. For the periods presented prior to the Organizational Transactions and IPO, the reported income taxes represent those of RSG LLC.

The Company’s effective tax rate from continuing operations was 14.14% and 21.31% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate from continuing operations was (3.06)% and 7.60% for the nine months ended September 30, 2021 and 2020, respectively. The quarterly effective tax rates are significantly different from the 21% statutory tax rate primarily because the Company was taxed as an LLC pre-IPO and is not liable for income taxes on the portion of earnings that is attributable to the non-controlling interest in the post-IPO period.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2021, that if recognized, would affect the annual effective tax rate.

Deferred Taxes

The Company reported Deferred tax assets of $395.8 million as of September 30, 2021 and Deferred tax liabilities of $0.4 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively, on the Consolidated Balance Sheets. The increase in Deferred tax assets relates primarily to the basis difference in the Company’s investment in RSG LLC, which arose as a result of the Organizational Transactions and the IPO. The components of the increase include $234.0 million related to benefits from future deductions attributable to the TRA, $95.0 million related benefits from future deductions attributable to TRA Alternative Payments and purchase of LLC Common Units from certain holders who received TRA Alternative Payments, and $61.1 million related to temporary differences in the book basis as compared to the tax basis.

As of September 30, 2021, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in RSG LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain pre-IPO LLC Unitholders whereby the Company agreed to pay to such LLC Unitholders 85% of the benefits that the Company realizes from increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Common Units, tax amortization deductions attributable to asset acquisitions that closed prior to the IPO, and certain tax benefits attributable to payments that the Company is required to make under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax receivable agreement liabilities of $282.5 million related to these benefits on the Consolidated Balance Sheets as of September 30, 2021.

21.
Subsequent Events

The Company has evaluated subsequent events through November 12, 2021 and has concluded that no events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes in the IPO Prospectus. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the IPO Prospectus, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements”.

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2021 and 2020 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic Revenue Growth Rate, Adjusted Compensation and Benefits Expense, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

For retail insurance brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite and service these same risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Significant Events and Transactions

Effects of the Reorganization on Our Corporate Structure

We were incorporated in March 2021 and formed for the purpose of the IPO. We are a holding company and our sole material asset is a controlling equity interest in New RSG Holdings, which is also a holding company and its sole material asset is a controlling equity interest in RSG LLC. The Company will operate and control the business and affairs, and consolidate the financial results, of RSG LLC through New RSG Holdings and, through RSG LLC. As RSG LLC is substantively the same as New RSG Holdings, for the purpose of this discussion, we will refer to both New RSG Holdings and RSG LLC as RSG LLC.

RSG LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. RSG LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiary. After the IPO, RSG LLC continues to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of RSG LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of LLC Common Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. We intend to cause RSG LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

Response to COVID-19

An outbreak of a novel strain of the coronavirus, COVID-19, was recognized as a pandemic by the World Health Organization on March 11, 2020. Our leadership took decisive, timely steps to protect the health, safety and wellbeing of our employees, their families and trading partners by closing nearly all in-office operations, restricting business travel and transitioning to a remote work environment. The investments we made in our culture, trading partner relationships, business, technology and IT team members allowed for a seamless transition. Due to the success of our remote work operations during the pandemic, we will be implementing remote work flexibility into our operating model as we begin to transition back into the office.

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

Highlighting the resilience of our business, the dedication of our workforce, and the E&S market opportunities created by the pandemic, in 2020 we completed the All Risks Acquisition (the largest in our history), made substantial progress on our integration and the Restructuring Plan and realized 20.4% organic revenue growth, all in the midst of the pandemic. We managed to sustain this resilience in 2021 through the continued advancement of the integration and Restructuring Plan and realized 52.5% revenue growth and 25.6% organic revenue growth for the nine months ended September 30, 2021.

While we believe our business and operations have thus far performed at a high level of efficiency and achieved historic results throughout the pandemic, there are no comparable recent events which may provide guidance as to the ultimate effect of the spread of COVID-19 and a global pandemic. As a result, the final impact of the pandemic or a similar health epidemic remains uncertain, particularly if new variants of the virus develop, vaccines are not distributed at a suitable pace or prove less effective than anticipated, the global economy does not recover as expected, especially in light of current inflationary trends and/or the pandemic otherwise continues beyond current expectations. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in our IPO Prospectus for a discussion of the risks related to the COVID-19 pandemic.

2020 Restructuring Plan

During the third quarter of 2020 and in conjunction with the All Risks Acquisition, we initiated the Restructuring Plan in an effort to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin. The Restructuring Plan is expected to generate annual savings of $25.0 million once the plan is fully actioned by June 30, 2022. Initial savings began to materialize in 2020 with the full run-rate savings expected to be realized by June 30, 2023. Of the $25.0 million of expected annual savings, approximately 90% will relate to a reduction in workforce with the remaining 10% related to lease and contract terminations. The Restructuring Plan is expected to incur cumulative one-time charges of between $30.0 million and $35.0 million, funded through operating cash flow. Restructuring costs will primarily be included in Compensation and benefits expense with the remaining costs in General and administrative expense. See Note 5, Restructuring of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the Restructuring Plan in the third quarter of 2020. For the three and nine months ended September 30, 2021, we incurred restructuring costs of $3.2 million and $13.1 million, respectively, and cumulative restructuring costs of $24.0 million since the inception of the plan. These costs are offset by realized respective savings of approximately $6.3 million and $16.7 million for the three and nine months ended September 30, 2021. Of the cumulative $24.0 million costs, $19.4 million was workforce-related with the remaining being general and administrative costs. While the current results of the Restructuring Plan are in line with expectations, changes to the total savings estimate and timing of the Restructuring Plan may evolve as we continue to progress through the plan and evaluate other potential restructuring opportunities. The actual amounts and timing may vary significantly based on various factors.

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

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard risks across many lines of insurance. This trend continued in 2020 and the first three quarters of 2021, with a record 30 named storms during the 2020 Atlantic hurricane season, over 10.3 million acres burned through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms who have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address changing market fundamentals.

Address Costs of being a Public Company

As we are in the early stages of our operation as a public company, we will continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We also incur new expenses as a public company, including public reporting obligations, increased professional fees for accounting, proxy statements, shareholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees and offering expenses.

Summary of Financial Performance Highlights

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
GAAP financial measures
Total revenue	$352,766	$236,811	$115,955	49.0%	$1,054,236	$691,327	$362,909	52.5%
Compensation and benefits	286,538	162,981	123,557	75.8	737,825	461,094	276,731	60.0
General and administrative	38,754	31,370	7,384	23.5	96,984	81,755	15,229	18.6
Total operating expenses	353,496	210,985	142,511	67.5	922,861	581,293	341,568	58.8
Operating income (loss)	(730)	25,826	(26,556)	(102.8)	131,375	110,034	21,341	19.4
Net income (loss)	(32,590)	10,796	(43,386)	(401.9)	27,016	74,001	(46,985)	(63.5)
Net income (loss) attributable to members	(1,334)	10,211	(11,545)	(113.1)	55,822	72,470	(16,648)	(23.0)
Compensation and Benefits Expense Ratio	81.2%	68.8%			70.0%	66.7%
General and Administrative Expense Ratio	11.0%	13.2%			9.2%	11.8%
Net Income (Loss) Margin	(9.2)%	4.6%			2.6%	10.7%
Earnings (Loss) per Share	$(0.16)				$(0.16)
Diluted Earnings (Loss) per Share	$(0.16)				$(0.16)
Non-GAAP financial measures*
Organic Revenue Growth Rate	28.9%	13.6%			25.6%	19.8%
Adjusted Compensation and Benefits Expense	$212,590	$149,058	$63,532	42.6%	$625,452	$434,209	$191,243	44.0%
Adjusted Compensation and Benefits Expense Ratio	60.3%	62.9%			59.3%	62.8%
Adjusted General and Administrative Expense	$35,153	$20,393	$14,760	72.4%	$88,870	$65,366	$23,504	36.0%
Adjusted General and Administrative Expense Ratio	10.0%	8.6%			8.4%	9.5%
Adjusted EBITDAC	$105,023	$67,360	$37,663	55.9%	$339,914	$191,752	$148,162	77.3%
Adjusted EBITDAC Margin	29.8%	28.4%			32.2%	27.7%
Adjusted Net Income	$62,949	$41,664	$21,285	51.1%	$209,739	$121,261	$88,478	73.0%
Adjusted Net Income Margin	17.8%	17.6%			19.9%	17.5%
Adjusted Diluted Earnings per Share	$0.24				$0.78

* For a definition and a reconciliation of Organic Revenue Growth Rate, Adjusted Compensation and Benefits, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share to the most directly comparable GAAP measure, see “Non-GAAP Financial Measures and Key Performance Indicators.”

Comparison of the Three Months Ended September 30, 2021 and 2020

•
Revenue increased $116.0 million or 49.0% period-over-period to $352.8 million.
•
Compensation and benefits expense increased $123.6 million, or 75.8%, and the Compensation and Benefits Expense Ratio increased 12.4% from 68.8% to 81.2% period-over-period.
•
General and administrative expense increased $7.4 million, or 23.5%, and the General and Administrative Expense Ratio decreased 2.2% from 13.2% to 11.0% period-over-period.
•
Total operating expenses increased $142.5 million or 67.5% period-over-period to $353.5 million.
•
Operating income (loss) decreased $26.6 million period-over-period to a net loss of $(0.7) million.
•
Net Income (loss) decreased by $43.4 million to period-over-period to a net loss of $(32.6) million.
•
Net Income (Loss) Margin was (9.2)% for the quarter, compared to 4.6% in the same quarter last year.
•
Loss per share and Diluted loss per share were $(0.16) for the three months ended September 30, 2021.
•
Organic Revenue Growth Rate for the quarter was 28.9%, compared to 13.6% in the same quarter last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted Compensation and Benefits Expense increased $63.5 million, or 42.6%, and the Adjusted Compensation and Benefits Expense Ratio decreased 2.6% from 62.9% to 60.3% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted General and Administrative Expense increased $14.8 million, or 72.4%, and the Adjusted General and Administrative Expense Ratio increased 1.4% from 8.6% to 10.0% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC, increased 55.9% to $105.0 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC Margin increased to 29.8% from 28.4% period-over-period—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Net Income and Adjusted Net Income Margin increased to $62.9 million and 17.8%, respectively, from $41.7 million and 17.6% period-over-period—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Diluted Earnings per Share was $0.24 for the three months ended September 30, 2021—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Comparison of the Nine Months Ended September 30, 2021 and 2020

•
Revenue increased $362.9 million or 52.5% year-over-year to $1,054.2 million.
•
Compensation and benefits expense increased $276.7 million, or 60.0%, and the Compensation and Benefits Expense Ratio increased 3.3% from 66.7% to 70.0% period-over-period.
•
General and administrative expense increased $15.2 million, or 18.6%, and the General and Administrative Expense Ratio decreased 2.6% from 11.8% to 9.2% period-over-period.
•
Total operating expenses increased $341.6 million or 58.8% year-over-year to $922.9 million.
•
Operating income increased $21.3 million period-over-period to $131.4 million.
•
Net income decreased by $47.0 million period-over-period to $27.0 million.
•
Net Income Margin was 2.6% for the nine months, compared to 10.7% for the same period in the prior year.
•
Loss per share and Diluted loss per share were $(0.16) for the nine months ended September 30, 2021.
•
Organic Revenue Growth Rate was 25.6% for the nine months ended September 30, 2021, compared to 19.8% for the same period in the prior year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Compensation and Benefits Expense increased $191.2 million, or 44.0% and the Adjusted Compensation and Benefits Expense Ratio decreased 3.5% from 62.8% to 59.3% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted General and Administrative Expense increased $23.5 million, or 36.0%, and the Adjusted General and Administrative Expense Ratio decreased 1.1% from 9.5% to 8.4% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 77.3% year-over-year to $339.9 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC Margin increased to 32.2% from 27.7% year-over-year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Net Income and Adjusted Net Income Margin increased to $209.7 million and 19.9%, respectively, from $121.3 million and 17.5% for the nine months ended September 30, 2021 compared to the same period in 2020—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Diluted Earnings per Share was $0.78 for the nine months ended September 30, 2021—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits paid and payable to employees, and commissions paid and payable to our producers; and (ii) equity-based compensation associated with the grants of awards to employees and executives. We operate in competitive markets for human capital and we need to maintain competitive compensation levels as we expand geographically and create new products and services.

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

Other Non-Operating (Loss) Income

Other non-operating (loss) income includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value is due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the change in fair value of interest rate swaps which were extinguished in 2020 and the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense (Benefit)

Income tax expense (benefit) includes tax on the Company's allocable share of any net taxable income from RSG LLC, as well as earnings from our foreign subsidiaries and C-Corps subject to entity level taxation.

Non-Controlling Interest

Our historical financial statements include the non-controlling interest related to the net income attributable to Ryan Re.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Revenue
Net commissions and fees	$352,610	$236,683	$115,927	49.0%	$1,053,800	$689,833	$363,967	52.8%
Fiduciary investment income	156	128	28	21.9	436	1,494	(1,058)	(70.8)
Total revenue	$352,766	$236,811	$115,955	49.0%	$1,054,236	$691,327	$362,909	52.5%
Expenses
Compensation and benefits	286,538	162,981	123,557	75.8	737,825	461,094	276,731	60.0
General and administrative	38,754	31,370	7,384	23.5	96,984	81,755	15,229	18.6
Amortization	26,982	15,640	11,342	72.5	82,095	34,789	47,306	136.0
Depreciation	1,179	1,029	150	14.6	3,601	2,658	943	35.5
Change in contingent consideration	43	(35)	78	(222.9)	2,356	997	1,359	136.3
Total operating expenses	$353,496	$210,985	$142,511	67.5%	$922,861	$581,293	$341,568	58.8%
Operating income (loss)	$(730)	$25,826	$(26,556)	(102.8)%	$131,375	$110,034	$21,341	19.4%
Interest expense	21,193	10,859	10,334	95.2	60,224	26,295	33,929	129.0
Income from equity method investment in related party	176	326	(150)	(46.0)	610	413	197	47.7
Other non-operating (loss) income	(16,211)	(1,574)	(14,637)	929.9	(45,547)	(4,066)	(41,481)	1,020.2
Income (loss) before income taxes	$(37,958)	$13,719	$(51,677)	(376.7)%	$26,214	$80,086	$(53,872)	(67.3)%
Income tax expense (benefit)	(5,368)	2,923	(8,291)	(283.6)	(802)	6,085	(6,887)	(113.2)
Net income (loss)	$(32,590)	$10,796	$(43,386)	(401.9)%	$27,016	$74,001	$(46,985)	(63.5)%
GAAP financial measures
Revenue	$352,766	$236,811	$115,955	49.0%	$1,054,236	$691,327	$362,909	52.5%
Compensation and benefits	286,538	162,981	123,557	75.8	737,825	461,094	276,731	60.0
General and administrative	38,754	31,370	7,384	23.5	96,984	81,755	15,229	18.6
Net Income (loss)	$(32,590)	$10,796	$(43,386)	(401.9)%	$27,016	$74,001	$(46,985)	(63.5)%
Compensation and Benefits Expense Ratio	81.2%	68.8%			70.0%	66.7%
General and Administrative Expense Ratio	11.0%	13.2%			9.2%	11.8%
Net Income (loss) Margin	(9.2)%	4.6%			2.6%	10.7%
Earnings (loss) per Share	$(0.16)				$(0.16)
Diluted Earnings (loss) per Share	$(0.16)				$(0.16)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Non-GAAP financial measures*
Organic Revenue Growth Rate	28.9%	13.6%			25.6%	19.8%
Adjusted Compensation and Benefits Expense	$212,590	$149,058	$63,532	42.6%	$625,452	$434,209	$191,243	44.0%
Adjusted Compensation and Benefits Expense Ratio	60.3%	62.9%			59.3%	62.8%
Adjusted General and Administrative Expense	$35,153	$20,393	$14,760	72.4%	$88,870	$65,366	$23,504	36.0%
Adjusted General and Administrative Expense Ratio	10.0%	8.6%			8.4%	9.5%
Adjusted EBITDAC	$105,023	$67,360	$37,663	55.9%	$339,914	$191,752	$148,162	77.3%
Adjusted EBITDAC Margin	29.8%	28.4%			32.2%	27.7%
Adjusted Net Income	$62,949	$41,664	$21,285	51.1%	$209,739	$121,261	$88,478	73.0%
Adjusted Net Income Margin	17.8%	17.6%			19.9%	17.5%
Adjusted Diluted Earnings per Share	$0.24				$0.78

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

Net Commissions and Fees

Net commissions and fees increased by $115.9 million or 49.0% from $236.7 million to $352.6 million for the three months ended September 30, 2021 as compared to the same period in the prior year. The two main drivers of the revenue increase are 18.8% growth from the All Risks Acquisition and 28.9% of organic revenue growth.

	Three months ended September 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$229,146	65.0%	$154,484	65.3%	$74,662	48.3%
Binding Authorities	52,795	15.0	36,130	15.3	16,665	46.1
Underwriting Management	70,669	20.0	46,069	19.4	24,600	53.4
Total Net commissions and fees	$352,610		$236,683		$115,927	49.0%

Wholesale Brokerage net commissions and fees increased by $74.7 million or 48.3% period-over-period, primarily due to strong organic growth within this specialty for the quarter as well as contributions from the All Risks Acquisition for the months of July and August.

Binding Authority net commissions and fees increased by $16.7 million or 46.1% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the All Risks Acquisition for the months of July and August.

Underwriting Management net commissions and fees increased by $24.6 million or 53.4% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the All Risks Acquisition for the months of July and August.

The following table sets forth our revenue by type of commission and fees:

	Three months ended September 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Net commissions and policy fees	$338,335	96.0%	$228,111	96.4%	$110,224	48.3%
Supplemental and contingent commissions	8,313	2.3	5,026	2.1	3,287	65.4
Loss mitigation and other fees	5,962	1.7	3,546	1.5	2,416	68.1
Total Net commissions and fees	$352,610		$236,683		$115,927	49.0%

Net commissions and policy fees grew 48.3%, slightly lower than the overall net commissions and fee revenue growth of 49.0% for the three months ended September 30, 2021 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period. Net commissions and policy fees continue to represent more than 90% of total net commissions and fees period-over-period.

Supplemental and contingent commissions increased 65.4% period-over-period driven by the performance of risks placed on eligible business and the addition to the supplemental and contingent commissions contributed by the All Risks Acquisition. Supplemental and contingent commissions continue to represent less than 10% of total commissions and fees period-over-period.

Loss mitigation and other fees grew 68.1% period-over-period primarily due to increased capital markets activity in 2021. These fees continue to represent less than 2% of total net commissions and fees period-over-period.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $123.6 million or 75.8% from $163.0 million to $286.5 million for the three months ended September 30, 2021 compared to the same period in 2020. The following were the principal drivers of this increase:

•
A $57.6 million increase from Initial public offering related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as the first quarter of expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
Commissions increased $38.5 million or 57.1% period-over-period, driven by the 49.0% increase in total Net Commissions and Fees discussed above;
•
A $6.9 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event. We expect to recognize acquisition related long-term incentive compensation expense of approximately $37.0 million for the twelve months ended 2021 and an aggregate of approximately $20.0 million thereafter; and
•
The remaining $20.6 million period-over-period increase was driven by (i) the addition of 840 employees through the All Risks Acquisition, which closed on September 1, 2020 and (ii) growth in the business. Overall headcount increased to 3,427 full-time employees as of September 30, 2021 from 3,316 as of September 30, 2020.

This expense increase was partially offset by $5.0 million of net savings related to the Restructuring Plan representing approximately $5.9 million of work-force related savings less one-time work-force related expense of $0.9 million for the three months ended September 30, 2021 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio increase of 12.4% from 68.8% to 81.2% period-over-period.

We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense increased by $7.4 million or 23.5% from $31.4 million to $38.8 million for the three months ended September 30, 2021 as compared to the same period in the prior year. A main driver of this increase was $3.4 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2020. The remaining increase of $4.0 million was driven by $13.7 million of expenses incurred to accommodate revenue expansion and the All Risks Acquisition, such as IT, professional services, occupancy, and insurance, partially offset by a $9.7 million decrease in acquisition-related expense.

The net impact of revenue growth and the factors above resulted in a General and Administrative Expense Ratio decrease of 2.2% from 13.2% to 11.0% period-over-period.

Amortization

Amortization expense increased by $11.3 million or 72.5% from $15.6 million to $27.0 million for the three months ended September 30, 2021 compared to the same period in the prior year. The main driver was approximately $18.5 million of amortization from acquired intangibles from the All Risks Acquisition. Our intangible assets decreased by $103.7 million as of September 30, 2021 as compared to September 30, 2020.

Interest

Interest expense increased $10.3 million or 95.2% from $10.9 million to $21.2 million for the three months ended September 30, 2021 compared to the same period in the prior year. The main driver of the change in interest expense for the three months ended September 30, 2021 was an increase in debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.

Other Non-Operating (Loss) Income

Other non-operating (loss) income decreased by $14.6 million to a loss of $16.2 million for the three months ended September 30, 2021 as compared to a loss of $1.6 million in the same period in the prior year. The main driver of the loss was the $16.3 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units. This embedded derivative is a make whole penalty payable when the Redeemable Preferred Units were redeemed less than five years from the anniversary of the their issuance date. The resulting loss recorded as of September 30, 2021 represents the recognition of the remaining make whole charge for the Redeemable Preferred Units, which were redeemed in connection with the Organizational Transactions and IPO.

Income before Income Taxes

Due to the factors above, Income (loss) before income taxes decreased $51.7 million from a profit of $13.7 million to a loss of $(38.0) million for the three months ended September 30, 2021 compared to the same period in the prior year.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $8.3 million from $2.9 million to $(5.4) million for the three months ended September 30, 2021 as compared to the same period in the prior year as a result of a loss allocated from RSG LLC to the Company in the post-IPO period.

Net Income (Loss)

Net income (loss) decreased $43.4 million from a profit of $10.8 million to a loss of $(32.6) million for the three months ended September 30, 2021 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

Net Commissions and Fees

Net commissions and fees increased by $364.0 million or 52.8% from $689.8 million to $1,053.8 million in 2021 period-over-period. The two main drivers of the revenue increase are 26.7% growth from the All Risks Acquisition and 25.6% of organic revenue growth.

	Nine months ended September 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$676,229	64.2%	$460,706	66.8%	$215,523	46.8%
Binding Authorities	161,436	15.3	101,837	14.8	59,599	58.5
Underwriting Management	216,135	20.5	127,290	18.4	88,845	69.8
Total Net commissions and fees	$1,053,800		$689,833		$363,967	52.8%

Wholesale Brokerage net commissions and fees increased by $215.5 million or 46.8% period-over-period, primarily due to strong organic growth within this specialty as well as contributions from the All Risks Acquisition through August. All Risks contributed to organic growth for the month of September.

Binding Authority net commissions and fees increased by $59.6 million or 58.5% period-over-period, primarily due to strong organic growth within this specialty as well as contributions from the All Risks Acquisition through August. All Risks contributed to organic growth for the month of September.

Underwriting Management net commissions and fees increased by $88.8 million or 69.8% in 2021 as compared to 2020, primarily due to strong organic growth within the specialty, as well as the contributions from the All Risks Acquisition through August. All Risks contributed to organic growth for the month of September.

The following table sets forth our revenue by type of commission and fees:

	Nine months ended September 30,
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Net commissions and policy fees	$1,007,192	95.6%	$655,309	95.0%	$351,883	53.7%
Supplemental and contingent commissions	29,849	2.8	25,528	3.7	4,321	16.9
Loss mitigation and other fees	16,759	1.6	8,996	1.3	7,763	86.3
Total Net commissions and fees	$1,053,800		$689,833		$363,967	52.8%

Net commissions and policy fees increased 53.7% just ahead of the overall total net commissions and fees growth of 52.8% period-over-period. This growth was driven by increased volume from both new and existing clients in response to the increasing demand for E&S products. Multiple classes of risk experienced year-over-year premium rate increases, which drives commission revenue growth that is typically calculated as a percentage of total insurance policy premium. In aggregate, we experienced stable commission rates period over period. Net commissions and policy fees continue to represent more than 90% of total net commissions and fees period-over-period.

Supplemental and contingent commissions increased 16.9% period-over-period driven by the performance of risks placed on eligible business and the additional supplemental and contingent commissions contributed by the All Risks Acquisition. Supplemental and contingent commissions continue to represent less than 10% of total commissions and fees period-over-period.

Loss mitigation and other fees grew 86.3% period-over-period primarily due to increased capital markets activity in 2021. These fees continue to represent less than 2% of total net commissions and fees period-over-period.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $276.7 million or 60.0% from $461.1 million to $737.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The following were the principal drivers of this increase:

•
Commissions increased $117.3 million or 58.6% between periods, driven by the 52.8% increase in total net commissions and fees discussed above;
•
A $57.6 million increase from Initial public offering related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as the first quarter of expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
A $24.4 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event. We expect to recognize acquisition related long-term incentive compensation expense of approximately $37.0 million in 2021, of which $27.4 million has been recognized for the nine months ended September 30, 2021, with approximately $20.0 million to be recognized thereafter; and
•
The remaining $77.4 million period-over-period increase was driven by (i) the addition of 840 employees through the All Risks Acquisition, which closed on September 1, 2020, and (ii) growth in the business. Overall headcount increased to 3,427 full-time employees as of September 30, 2021 from 3,316 as of September 30, 2020.

This expense increase was partially offset by a $6.8 million of net savings related to the Restructuring Plan representing approximately $16.0 million of work-force related savings less one-time work-force related expense of $9.2 million for the nine months ended September 30, 2021 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio increase of 3.3% from 66.7% to 70.0% period-over-period. We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense increased by $15.2 million or 18.6% period-over-period from $81.8 million to $97.0 million as a result of revenue expansion and the All Risks Acquisition. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, insurance and professional services.

Travel and entertainment expense increased $1.3 million period-over-period but the current period expense was limited due to travel restrictions from the COVID-19 pandemic. As travel restrictions are lifted we expect travel and entertainment expense to increase.

The net impact of revenue growth and the factors above resulted in a General and Administrative Expense Ratio improvement of 2.6% from 11.8% to 9.2% period-over-period.

Amortization

Amortization expense increased by $47.3 million or 136.0% from $34.8 million to $82.1 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The main driver was approximately $50.5 million of amortization from acquired intangibles from the All Risks Acquisition. Our intangible assets decreased by $103.7 million as of September 30, 2021 as compared to as of September 30, 2020.

Interest Expense

Interest expense increased $33.9 million or 129.0% from $26.3 million to $60.2 million period-over-period. The main driver of the change in interest expense for the nine months ended September 30, 2021 was an increase in debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.

Other Non-Operating (Loss) Income

Other non-operating (loss) income decreased by $41.5 million from a loss of $4.1 million to a loss of $45.5 million for the nine months ended September 30, 2021. The main driver of the loss was a $36.9 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units. This embedded derivative is a make whole penalty payable when the Redeemable Preferred Units were redeemed less than five years from the anniversary of their issuance date. The resulting loss recorded as of September 30, 2021 represents the recognition of the remaining make whole charge for the Redeemable Preferred Units, which were redeemed in connection with the Organizational Transactions and IPO. The second driver of this increase was $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt due to the repricing in the first quarter of 2021 which is partially offset by a loss on the interest rates swaps for the nine months ended September 30, 2020, which were settled during 2020.

Income before Income Taxes

Due to the factors above, Income before income taxes decreased $53.9 million or 67.3% from $80.1 million to $26.2 million for the nine months ended September 30, 2021 as compared to the same period in 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $6.9 million from $6.1 million to $(0.8) million period-over-period as a result of a loss allocated from RSG LLC to the Company in the post-IPO period.

Net Income

Net income decreased $47.0 million from $74.0 million to $27.0 million period-over-period as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

We consider a variety of financial measures in assessing the performance of our business. We regularly review the following Non-GAAP measures when assessing performance: Organic Revenue Growth Rate, Adjusted Compensation and Benefits Expense, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share. Our use of Non-GAAP financial measures may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies. As a result, Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the unaudited quarterly consolidated financial statements.

Organic Revenue Growth Rate

Organic Revenue Growth Rate is a Non-GAAP measure that we use to help management and investors understand and evaluate the growth of our business without the impacts of acquisitions, which affects the comparability of results from period to period. The Organic Revenue Growth Rate represents the percentage change in revenue, as compared to the same period for the year prior, adjusted for revenue attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as contingent commissions, fiduciary investment income, and foreign exchange rates.

This supplemental information related to the Organic Revenue Growth Rate represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, the consolidated financial statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

A reconciliation of Organic Revenue Growth Rate to Total Revenue Growth Rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three months ended September 30,
	2021	2020
Total Revenue Growth Rate (GAAP) (1)	49.0%	22.4%
Less: Mergers and Acquisitions (2)	(18.8)	(9.8)
Change in Other (3)	(1.3)	1.0
Organic Revenue Growth Rate (Non-GAAP)	28.9%	13.6%
(1)
September 30, 2021 revenue of $352.8 million less September 30, 2020 revenue of $236.8 million is a $116.0 million period-over-period change. The change, $116.0 million, divided by the September 30, 2020 revenue of $236.8 million is a total revenue change of 49.0%. September 30, 2020 revenue of $236.8 million less September 30, 2019 revenue of $193.5 million is a $43.3 million period-over-period change. The change, $43.3 million, divided by the September 30, 2019 revenue of $193.5 million is a total revenue change of 22.4%. Refer to “Results of Operations” for further details.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended September 30, 2021 and three months ended September 30, 2020 was $44.4 million and $19.0 million, respectively.

(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended September 30, 2021 and three months ended September 30, 2020 was $2.9 million and $1.9 million, respectively.

	Nine months ended September 30,
	2021	2020
Total Revenue Growth Rate (GAAP) (1)	52.5%	26.8%
Less: Mergers and Acquisitions (2)	(26.7)	(7.5)
Change in Other (3)	(0.2)	0.5
Organic Revenue Growth Rate (Non-GAAP)	25.6%	19.8%
(1)
September 30, 2021 revenue of $1,054.2 million less September 30, 2020 revenue of $691.3 million is a $362.9 million year-over-year change. The change, $362.9 million, divided by the September 30, 2020 revenue of $691.3 million is a total revenue change of 52.5%. September 30, 2020 revenue of $691.3 million less September 30, 2019 revenue of $545.3 million is a $146.1 million year-over-year change. The change, $146.1 million, divided by the September 30, 2019 revenue of $545.3 million is a total revenue change of 26.8%. Refer to “Results of Operations” for further details.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the nine months ended September 30, 2021 and nine months ended September 30, 2020 was $184.4 million and $40.6 million, respectively.
(3)
The other adjustments exclude the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the nine months ended September 30, 2021 and 2020 was $1.2 million and $3.2 million, respectively.

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

A reconciliation of Adjusted Compensation and Benefits Expense and Adjusted Compensation and Benefits Expense Ratio to Compensation and Benefits Expense and Compensation and Benefits Expense Ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$352,766	$236,811
Compensation and Benefits Expense	$286,538	$162,981
Acquisition-related expense	—	(2,811)
Acquisition related long-term incentive compensation	(10,333)	(3,419)
Restructuring and related expense	(895)	(3,301)
Amortization and expense related to discontinued prepaid incentives	(1,759)	(1,974)
Equity-based compensation	(3,371)	(2,422)
Discontinued programs expense	—	4
Initial public offering related expense	(57,590)	—
Adjusted Compensation and Benefits Expense (1)	$212,590	$149,058
Compensation and Benefits Expense Ratio (2)	81.2%	68.8%
Adjusted Compensation and Benefits Expense Ratio (3)	60.3%	62.9%
(1)
Adjustments to Compensation and Benefits Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)
Compensation and Benefits Expense Ratio is Compensation and Benefits Expense as a percentage of total revenue.
(3)
Adjusted Compensation and Benefits Expense Ratio is Adjusted Compensation and Benefits Expense as a percentage of total revenue.

	Nine months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$1,054,236	$691,327
Compensation and Benefits Expense	$737,825	$461,094
Acquisition-related expense	—	(4,423)
Acquisition related long-term incentive compensation	(28,837)	(4,483)
Restructuring and related expense	(9,246)	(3,301)
Amortization and expense related to discontinued prepaid incentives	(5,441)	(7,037)
Equity-based compensation	(11,259)	(7,153)
Discontinued programs expense	—	(488)
Initial public offering related expense	(57,590)	—
Adjusted Compensation and Benefits Expense (1)	$625,452	$434,209
Compensation and Benefits Expense Ratio (2)	70.0%	66.7%
Adjusted Compensation and Benefits Expense Ratio (3)	59.3%	62.8%
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

A reconciliation of Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio to General and Administrative Expense and General and Administrative Expense Ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$352,766	$236,811
General and Administrative Expense	$38,754	$31,370
Acquisition-related expense	(106)	(9,792)
Restructuring and related expense	(2,465)	(397)
Discontinued programs expense	—	(698)
Other non-recurring expense	—	(90)
Initial public offering related expense	(1,030)	—
Adjusted General and Administrative Expense (1)	$35,153	$20,393
General and Administrative Expense Ratio (2)	11.0%	13.2%
Adjusted General and Administrative Expense Ratio (3)	10.0%	8.6%
(1)
Adjustments to General and Administrative Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
(2)
General and Administrative Expense Ratio is General and Administrative Expense as a percentage of total revenue.
(3)
Adjusted General and Administrative Expense Ratio is Adjusted General and Administrative Expense as a percentage of total revenue.

	Nine months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$1,054,236	$691,327
General and Administrative Expense	$96,984	$81,755
Acquisition-related expense	(2,128)	(13,783)
Restructuring and related expense	(4,286)	(1,822)
Discontinued programs expense	—	(601)
Other non-recurring expense	(354)	(183)
Initial public offering related expense	(1,346)	—
Adjusted General and Administrative Expense (1)	$88,870	$65,366
General and Administrative Expense Ratio (2)	9.2%	11.8%
Adjusted General and Administrative Expense Ratio (3)	8.4%	9.5%
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

We define Adjusted EBITDAC as Net Income before interest expense, income tax expense (benefit), depreciation, amortization, and change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted Compensation and Benefits Expense and Adjusted General and Administrative Expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net Income. Adjusted EBITDAC Margin is defined as Adjusted EBITDAC as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin. These measures do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.

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

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC Margin to Net Income and Net Income Margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$352,766	$236,811
Net Income (loss)	$(32,590)	$10,796
Interest expense	21,193	10,859
Income tax expense (benefit)	(5,368)	2,923
Depreciation	1,179	1,029
Amortization	26,982	15,640
Change in contingent consideration	43	(35)
EBITDAC	$11,439	$41,212
Acquisition-related expense (1)	106	12,603
Acquisition related long-term incentive compensation (2)	10,333	3,419
Restructuring and related expense (3)	3,360	3,698
Amortization and expense related to discontinued prepaid incentives (4)	1,759	1,974
Other non-operating loss (income) (5)	16,211	1,574
Equity-based compensation (6)	3,371	2,422
Discontinued programs expense (7)	—	694
Other non-recurring expense (8)	—	90
IPO related expenses (9)	58,620	—
(Income) from equity method investments in related party	(176)	(326)
Adjusted EBITDAC (10)	$105,023	$67,360
Net Income (loss) Margin (11)	(9.2)%	4.6%
Adjusted EBITDAC Margin (12)	29.8%	28.4%
(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $2.8 million for the three months ended September 30, 2020, while General and administrative expenses contributed to

$0.1 million and $9.8 million of the acquisition-related expense for the three months ended September 30, 2021 and 2020, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $0.9 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $2.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 5, Restructuring of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see Note 15. Employee Benefit Plans, Prepaid and Long-Term Incentives of the unaudited quarterly consolidated financial statements for further discussion.
(5)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $16.2 million is due to the occurrence of a Realization Event in the third quarter, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 11, Redeemable Preferred Units of the unaudited quarterly consolidated financial statements for further discussion. For the three months ended September 30, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.1 million of General and administrative expense for the three months ended September 30, 2020. Compensation and benefits expense was $0.0 million for the three months ended September 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.6 million related to additional cancellation activity associated with these programs in the three months ended September 30, 2020.
(8)
Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(9)
Initial public offering related expenses includes $1.0 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $57.6 million for the three months ended September 30, 2021 related to the revaluation of existing equity awards at IPO as well as initial period expense for new awards issued at IPO.
(10)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re.
(11)
Net Income Margin is Net Income as a percentage of total revenue.
(12)
Adjusted EBITDAC margin is Adjusted EBITDAC as a percentage of total revenue.

	Nine months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$1,054,236	$691,327
Net Income	$27,016	$74,001
Interest expense	60,224	26,295
Income tax expense (benefit)	(802)	6,085
Depreciation	3,601	2,658
Amortization	82,095	34,789
Change in contingent consideration	2,356	997
EBITDAC	$174,490	$144,825
Acquisition-related expense (1)	2,128	18,206
Acquisition related long-term incentive compensation (2)	28,837	4,483
Restructuring and related expense (3)	13,532	5,123
Amortization and expense related to discontinued prepaid incentives (4)	5,441	7,037
Other non-operating loss (income) (5)	45,547	4,066
Equity-based compensation (6)	11,259	7,153
Discontinued programs expense (7)	—	1,089
Other non-recurring expense (8)	354	183
IPO related expenses (9)	58,936	—
(Income) from equity method investments in related party	(610)	(413)
Adjusted EBITDAC (10)	$339,914	$191,752
Net Income Margin (11)	2.6%	10.7%
Adjusted EBITDAC Margin (12)	32.2%	27.7%
(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $4.4 million for the nine months ended September 30, 2020, while General and administrative expenses contributed to $2.1 million and $13.8 million of the acquisition-related expense for the nine months ended September 30, 2021 and 2020, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $9.2 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $4.3 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 5, Restructuring of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – See Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives of the unaudited quarterly consolidated financial statements for further discussion.
(5)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million is due to the occurrence of a Realization Event in the third quarter, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 11, Redeemable Preferred Units of the unaudited quarterly consolidated financial statements for further discussion. For the nine months ended September 30, 2021, non-operating loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the nine months ended September 30, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.3 million of General and administrative expense for the nine months ended September 30, 2020. Compensation and benefits expense was $0.5 million for the nine months ended September 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.3 million related to additional cancellation activity associated with these programs in the nine months ended September 30, 2020

(8)
Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(9)
Initial public offering related expenses include $1.3 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $57.6 million for the three months ended September 30, 2021 related to the revaluation of existing equity awards at IPO as well as initial period expense for new awards issued at IPO.
(10)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re.
(11)
Net Income Margin is Net Income as a percentage of total revenue.
(12)
Adjusted EBITDAC margin is Adjusted EBITDAC as a percentage of total revenue.

Adjusted Net Income and Adjusted Net Income Margin

We define Adjusted Net Income as tax-effected earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-related expenses, costs associated with the IPO and certain exceptional or non-recurring items. The most comparable GAAP financial metric is Net Income. Adjusted Net Income Margin is calculated as Adjusted Net Income as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin. These measures do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.

Following the IPO the Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of RSG LLC. For comparability purposes, this calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of RSG LLC.

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

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net Income and Net Income Margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$352,766	$236,811
Net Income (loss)	$(32,590)	$10,796
Income tax expense (benefit)	(5,368)	2,923
Amortization	26,982	15,640
Amortization of deferred issuance costs (1)	2,777	1,070
Change in contingent consideration	43	(35)
Acquisition-related expense (2)	106	12,603
Acquisition related long-term incentive compensation (3)	10,333	3,419
Restructuring expense (4)	3,360	3,698
Amortization and expense related to discontinued prepaid incentives (5)	1,759	1,974
Other non-operating loss (income) (6)	16,211	1,574
Equity-based compensation (7)	3,371	2,422
Discontinued programs expense (8)	—	694
Other non-recurring expense (9)	—	90
IPO related expenses (10)	58,620	—
(Income) / loss from equity method investments in related party	(176)	(326)
Adjusted Income before Income Taxes	$85,428	$56,542
Adjusted tax expense (11)	(22,479)	(14,878)
Adjusted Net Income (12)	$62,949	$41,664
Net Income (loss) Margin (13)	(9.2)%	4.6%
Adjusted Net Income Margin (14)	17.8%	17.6%
(1)
Interest Expense includes amortization of deferred issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $2.8 million for the three months ended September 30, 2020, while General and administrative expenses contributed to $0.1 million and $9.8 million of the acquisition-related expense for the three months ended September 30, 2021 and 2020, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $0.9 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $2.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 5, Restructuring of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see Note 15. Employee Benefit Plans, Prepaid and Long-Term Incentives of the unaudited quarterly consolidated financial statements for further discussion.
(6)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $16.2 million is due to the occurrence of a Realization Event in the third quarter, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 11, Redeemable Preferred Units of the unaudited quarterly consolidated financial statements for further discussion. For the three months ended September 30, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.1 million of General and administrative expense for the three months ended September 30, 2020. Compensation and benefits expense was $0.0 million for the three months ended September 30, 2020.

These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.6 million related to additional cancellation activity associated with these programs in the three months ended September 30, 2020.
(9)
Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(10)
Initial public offering related expenses includes $1.0 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $57.6 million for the three months ended September 30, 2021 related to the revaluation of existing equity awards at IPO as well as initial period expense for new awards issued at IPO.
(11)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of Ryan Specialty Group, LLC. For comparability purposes, this calculation of adjusted tax expense incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of Ryan Specialty Group, LLC.
(12)
Consolidated Adjusted Net Income does not reflect a deduction for the Adjusted Net Income associated with the non-controlling interest in Ryan Re.
(13)
Net Income Margin is Net Income as a percentage of total revenue.
(14)
Adjusted Net Income Margin is Adjusted Net Income as a percentage of total revenue.

	Nine months ended September 30,
(in thousands, except percentages)	2021	2020
Total Revenue	$1,054,236	$691,327
Net Income	$27,016	$74,001
Income tax expense (benefit)	(802)	6,085
Amortization	82,095	34,789
Amortization of deferred issuance costs (1)	8,546	1,763
Change in contingent consideration	2,356	997
Acquisition-related expense (2)	2,128	18,206
Acquisition related long-term incentive compensation (3)	28,837	4,483
Restructuring expense (4)	13,532	5,123
Amortization and expense related to discontinued prepaid incentives (5)	5,441	7,037
Other non-operating loss (income) (6)	45,547	4,066
Equity-based compensation (7)	11,259	7,153
Discontinued programs expense (8)	—	1,089
Other non-recurring items (9)	354	183
IPO related expenses (10)	58,936	—
(Income) / loss from equity method investments in related party	(610)	(413)
Adjusted Income before Income Taxes	$284,635	$164,562
Adjusted tax expense (11)	(74,896)	(43,301)
Adjusted Net Income (12)	$209,739	$121,261
Net Income Margin (13)	2.6%	10.7%
Adjusted Net Income Margin (14)	19.9%	17.5%
(1)
Interest Expense includes amortization of deferred issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $4.4 million for the nine months ended September 30, 2020, while General and administrative expenses contributed to $2.1 million and $13.8 million of the acquisition-related expense for the nine months ended September 30, 2021 and 2020, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $9.2 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $4.3 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See Note 5, Restructuring of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – See Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives of the unaudited quarterly consolidated financial statements for further discussion.
(6)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million is due to the occurrence of a Realization Event in the third quarter, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See Note 11, Redeemable Preferred Units of the unaudited quarterly consolidated financial statements for further discussion. For the nine months ended September 30, 2021, non-operating loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the nine months ended September 30, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.3 million of General and administrative expense for the nine months ended September 30, 2020. Compensation and benefits expense was $0.5 million for the nine months ended September 30, 2020. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.3 million related to additional cancellation activity associated with these programs in the nine months ended September 30, 2020
(9)
Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(10)
Initial public offering related expenses include $1.3 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $57.6 million for the three months ended September 30, 2021 related to the revaluation of existing equity awards at IPO as well as initial period expense for new awards issued at IPO.
(11)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of Ryan Specialty Group, LLC. For comparability purposes, this calculation of adjusted tax expense incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of Ryan Specialty Group, LLC.
(12)
Consolidated Adjusted Net Income does not reflect a deduction for the Adjusted Net Income associated with the non-controlling interest in Ryan Re.
(13)
Net Income Margin is Net Income as a percentage of total revenue.
(14)
Adjusted Net Income Margin is Adjusted Net Income as a percentage of total revenue.

Adjusted Diluted Earnings per Share

We define Adjusted Diluted Earnings per Share as Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of the exchange of 100% of the outstanding LLC Common Units (together with the shares of Class B common stock) into shares of Class A common stock and the effect of unvested equity awards. This measure does not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business. The most directly comparable GAAP financial metric is diluted earnings per share.

Adjusted Diluted Earnings per Share may be useful to an investor in evaluating our operating performance and efficiency because this measure is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon acquisition activity and capital structure. This measure also eliminates the impact of expenses that do not relate to core business performance, among other factors. Further, this measure is used by our leadership and Board of Directors for assessing financial performance, strategic planning, and forecasting.

This Non-GAAP measure has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP.

A reconciliation of Adjusted Diluted Earnings per Share to Diluted Earnings per Share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three months ended September 30, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income (loss) attributable to RSG LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted Net Income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted Diluted Earnings per Share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(17,115)	$15,781	$(31,256)	$95,539	$—	$62,949
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,309	—	142,727	—	19,684	267,721
Net income (loss) per share of Class A common stock- diluted	$(0.16)	$0.15	$(0.12)	$0.39	$(0.02)	$0.24
(1)
For comparability purposes, this calculation incorporates the net income (loss) and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
(2)
Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”.
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted Net Income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted Loss Per Share calculation disclosed in Note 13, Loss Per Share of the unaudited quarterly consolidated financial statements.

	Nine months ended September 30, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income (loss) attributable to RSG LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted Net Income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted Diluted Earnings per Share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(17,115)	$75,387	$(31,256)	$182,723	$—	$209,739
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,309	—	142,727	—	19,684	267,721
Net income (loss) per share of Class A common stock- diluted	$(0.16)	$0.72	$(0.44)	$0.74	$(0.06)	$0.78

(1)
For comparability purposes, this calculation incorporates the net income (loss) and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
(2)
Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”.
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted Net Income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the

Diluted Loss Per Share calculation disclosed in Note 13, Loss Per Share of the unaudited quarterly consolidated financial statements.

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

Cash on the balance sheet includes funds available for general corporate purposes. We will recognize fiduciary amounts due to others as fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as fiduciary assets in the Consolidated Balance Sheets. Fiduciary assets cannot be used for general corporate purposes. Insurance premiums and claims are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds. Insurance premiums and claim funds are held in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary assets included cash of $635.6 million and $583.1 million at September 30, 2021 and December 31, 2020, respectively, and fiduciary receivables of $1,281.0 million and $1,395.1 million at September 30, 2021 and December 31, 2020, respectively. While we earn investment income on fiduciary assets held in cash and investments, the fiduciary assets may not be used for general corporate purposes. Of the $413.7 million of Cash and cash equivalents on the Consolidated Balance Sheets as of September 30, 2021, $134.4 million is held in fiduciary accounts representing collected revenue and is available to be transferred to operating accounts and used for general corporate purposes.

Comparison of Cash Flows for the Nine Months Ended September 30, 2021 and 2020

Cash and cash equivalents increased $200.9 million from $212.8 million at September 30, 2020 to $413.7 million at September 30, 2021. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 increased $152.1 million from the nine months ended September 30, 2020 to $154.3 million. This amount represents net income reported, as adjusted for amortization and depreciation, prepaid and deferred equity compensation expense, as well as the change in commission and fees receivable, accrued compensation and other current and noncurrent assets and liabilities. Strong organic revenue growth and the All Risks Acquisition drove operating cash flow performance period-over-period. While Net income decreased $47.0 million during the nine months ended September 30, 2021, the increase in the non-cash adjustments for the amortization of intangibles and debt issuance costs, non-cash Equity compensation expense, and the timing of payments for long-term incentive plans associated with the All Risks Acquisition which, increased operating cash flows.

Cash Flows from Investing Activities

Cash flows used for investing activities during the nine months ended September 30, 2021 were $345.5 million, an decrease of $508.6 million compared to the $854.1 million of cash flows used for investing activities during the nine months ended September 30, 2020. The main driver of the cash flows used for investing activities in the nine months ended September 30, 2021 was the acquisition of the Preferred Blocker Entity from Onex - See Note 4, Merger and Acquisition Activity in the unaudited quarterly consolidated financial statements. The main driver of the cash flows used for investing activities in the nine months ended September 30, 2020 were the All Risks Acquisition and the final remaining capital commitment on the equity method investment in a Bermuda based reinsurance company, Geneva Re, a joint venture between Nationwide Mutual Insurance Company and Ryan Investment Holdings, LLC an entity under common control – See Note 19, Related Parties in the unaudited quarterly consolidated financial statements, in addition to other smaller acquisitions and funding of prepaid incentives of $6.2 million as compared to the repayment of prepaid incentives in the nine months ended September 30, 2021 of $4.1 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2021 were $293.7 million, a decrease of $720.0 million compared to cash flows provided by financing activities of $1,013.7 million during the nine months ended September 30, 2020. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2021 was the issuance of Class A common stock in the IPO of $1,455.2 million, offset by the repurchase of pre-IPO LLC units and Alternative TRA payments of $780.4 million, the repurchase of Class A common stock in the IPO of $183.6 million, the repurchase of Redeemable Preferred Units from the Founder Group for $78.3 million, $48.4 million in cash paid for the remaining 53% non-controlling common equity interest in Ryan Re, $47.0 million of cash distributions paid to pre-IPO unitholders, and $12.4 million repayment of term debt. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2020 were $1,509.4 million of term loan borrowings net of repayments and a $118.9 million contribution of members' equity and preferred equity, offset by repayments net of borrowings of $428.7 million on the revolving credit facility, $70.5 million of debt issuance costs paid, $25.0 million repayment of subordinated notes, $45.0 million of equity repurchases, and $45.7 million of cash distributions to members for the nine months ended September 30, 2020.

Other Liquidity Matters

General

On July 1, 2021, in connection with but prior to the IPO, the Company repurchased 74,990,000 of Redeemable Preferred Units from the Founder Group for $78.3 million, which reflects the par value of $75.0 million plus unpaid accrued preferred dividends.

On July 26, 2021, we closed our IPO through which we issued and sold 65,456,020 shares of Class A common stock at a price per share of $23.50. We received approximately $1,449.7 million in net proceeds after deducting underwriting discounts and commissions of $76.9 million and offering expenses of $11.6 million. Upon closing of the IPO, we paid (i) $119.9 million to acquire 5,887,570 newly issued LLC Units in RSG LLC, (ii) $343.5 million to acquire the equity of an entity through which Onex held its preferred unit interest in RSG LLC (with the 260,000,000 Redeemable Preferred Units of RSG LLC owned by the entity converted through a series of transactions to 15,387,026 LLC Units immediately thereafter), (iii) $795.7 million to acquire 35,641,682 outstanding LLC Units from certain existing holders of LLC Units at a purchase price per LLC Unit equal to $23.50, the IPO price per share of Class A common stock in our IPO, (iv) $76.2 million to purchase an additional 3,415,097 newly issued LLC Units in RSG LLC, and (v) $114.4 million to repurchase and retire 5,122,645 shares of Class A common stock held by Onex. In turn, RSG LLC applied the balance of the net proceeds it received on account of the newly issued LLC Units to pay $72.9 million of TRA Alternative Payments arising from the Organizational Transactions. The remaining $123.2 million of net proceeds are reserved for general corporate purposes.

On August 10, 2021, the Board of the Company elected to terminate the All Risks long-term incentive plans. The decision to terminate the plans will not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date (i.e., by August 10, 2022). These awards remain subject to the achievement of service conditions. We expect to make payments related to these long-term incentive plans of $67.3 million in Q4 2021 and $113.0 million in 2022.

We believe our cash and cash equivalents (which includes proceeds from the IPO), our Credit Facilities and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

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

On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank, N.A., the Administrative Agent, for term loan borrowings totaling $1,650.0 million and a revolving credit facility totaling $300.0 million, in connection with financing the All Risks Acquisition. Borrowings under our revolving credit facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our credit agreement are unconditionally guaranteed by certain of our subsidiaries and are secured by a lien and security interest in all of our assets. See Note 9, Debt in the notes to our unaudited quarterly consolidated financial statements for further information regarding our debt arrangements.

As of December 31, 2020 the interest rate on our term loan was LIBOR, subject to a 75 basis point floor, plus 3.25%.

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

As of September 30, 2021, we were in compliance with all of the covenants under our credit agreement and there were no events of default for the nine months ended September 30, 2021.

On July 26, 2021, we entered into an amendment to our credit agreement, which provided for an increase in the size of our revolving credit facility from $300.0 million to $600.0 million. Interest on the upsized revolving credit facility bears interest at LIBOR plus a margin that ranges from 2.50% to 3.00%, based on the first lien net leverage ratio defined in our credit agreement. No other significant terms under our credit agreement governing the revolving credit facility were changed in connection with such amendment.

Tax Receivable Agreement

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain pre-IPO LLC Unitholders whereby the Company agreed to pay to such LLC Unitholders 85% of the benefits that they Company realizes from increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Common Units, tax amortization deductions attributable to asset acquisitions that closed prior to the IPO, and certain tax benefits attributable to payments that the Company is required to make under the TRA. The Company will retain the benefit of the remaining 15% of these cash savings.

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all cash tax savings that are subject to the Tax Receivable Agreement, we expect future payments under the Tax Receivable Agreement relating to the purchase by the Company of LLC Common Units in connection with the IPO will be $282.5 million, in aggregate. Future payments in respect to subsequent exchanges or financings would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. We expect to fund these payments using cash on hand and cash generated from operations.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2020. These obligations are further described within Note 8, Leases and Note 9, Debt in the notes to our unaudited consolidated financial statements. See notes to our unaudited consolidated financial statements for further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives in the notes to our unaudited consolidated financial statements we discuss various Long-Term Incentive Compensation Agreements and their impact. Below we have outlined the liabilities accrued as of September 30, 2021, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2021
Current accrued compensation	$4,958
Non-current liability	—
Total Liability	$4,958
Projected future expense	856
Total Projected Future Cash Outflows	$5,814

Projected Future Cash Outflows
2021	$—
2022	5,373
2023	—
2024	—
Thereafter	440

Within Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives in the notes to our unaudited consolidated financial statements we discuss the All Risks Long-Term Incentive Plans and their impact. Below we have outlined the liabilities accrued as of September 30, 2021, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

All Risks Long-Term Incentive Plan
(in thousands)	September 30, 2021
Current accrued compensation	$150,551
Non-current liability	—
Total Liability	$150,551
Projected future expense	29,742
Total Projected Future Cash Outflows	$180,293

Projected Future Cash Outflows
2021	$67,288
2022	113,005
2023	—
2024	—
Thereafter	—

Within Note 4, Merger and Acquisition Activity in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of September 30, 2021, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2021
Current accounts payable and accrued liabilities	$14,120
Other non-current liabilities	5,263
Total Liability	$19,383
Projected future expense	460
Total Projected Future Cash Outflows	$19,843

Projected Future Cash Outflows
2021	$—
2022	14,359
2023	5,484
2024	—
Thereafter	—

Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our IPO Prospectus.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our IPO Prospectus. Additionally, the changes to our critical accounting policies and estimates disclosed in our IPO Prospectus are included in Note 2, Summary of Select Significant Accounting Policies, to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2, Summary of Select Significant Accounting Policies in the notes to our unaudited consolidated financial statements.

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

For the nine months ended September 30, 2021, approximately 3% of revenues were generated from activities in the United Kingdom and Europe. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of September 30, 2021, we had $1,633.5 million of outstanding principal on our term loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to LIBOR interest rate changes, and exposure in excess of the floor. The fair value of the term loan approximates the carrying amount as of September 30, 2021, and December 31, 2020, as determined based upon information available. Historically in 2020, in we used interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations for up to five years into the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Class A Common Stock

On July 26, 2021, we closed our IPO in which we sold an aggregate 65,456,020 shares of Class A common stock, at a public offering price of $23.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on July 21, 2021. We received approximately $1,449.7 million in net proceeds after deducting underwriting discounts and commissions of $77.0 million and offering expenses of $11.6 million and used the proceeds as described in the IPO Prospectus. There are approximately $121.6 million of net proceeds reserved for general corporate purposes. There were no material changes in the expected use of the net proceeds from our IPO as described in the IPO Prospectus.

Repurchases of Equity Securities

In connection with the closing of the IPO, we repurchased 3,102,063 shares of our Class A common stock from Onex for $23.50 per share, less the per share amounts associated with underwriting discounts and commissions in our IPO. In addition, in connection with the underwriters’ exercise of their option to purchase additional shares in our IPO, we repurchased 5,122,645 shares of our Class A common stock from Onex for $23.50 per share, less the per share amounts associated with underwriting discounts and commissions in our IPO.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	8,224,708	$ 22.33	–	–
August 1 through August 31	–	–	–	–
September 1 through September 31	–	–	–	–

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty Group, LLC, dated as of September 30, 2021, by and among Ryan Specialty Group, LLC and the other signatories party thereto, filed herewith., by and among Ryan Specialty Group, LLC and the other signatories party thereto, filed herewith

10.3

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

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

10.6

Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2021)

10.7

Amendment to the Credit Agreement, dated July 26, 2021, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on July 27, 2021).

10.8

Amendment to the Credit Agreement, dated August 13, 2021, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on September 2, 2021).

10.9

Amended and Restated Limited Liability Company Operating Agreement of New RSG Holdings, LLC dated as of September 30, 2021, by and among New RSG Holdings, LLC and the other signatories party thereto, filed herewith

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

RYAN SPECIALTY GROUP HOLDINGS, INC. (Registrant)

Date: November 12, 2021	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)