Form 10-K
period 2021-12-31
RYAN SPECIALTY GROUP HOLDINGS, INC.
filed 2022-03-16
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-40645

RYAN SPECIALTY GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
Two Prudential Plaza Chicago, Illinois	60601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 312 784-6001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

On March 15, 2022, the Registrant had 259,056,655 shares of common stock outstanding, consisting of 109,894,548 shares of Class A common stock, $0.001 par value, and 149,162,107 shares of Class B common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14 which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

COMMONLY USED DEFINED TERMS

As used in this annual report, unless the context indicates or otherwise requires, the following terms have the following meanings:

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
•
“Admitted”: The insurance market comprising insurance carriers licensed to write business on an “admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform.
•
“All Risks” or “ARL”: All Risks Specialty, LLC (f/k/a All Risk, Ltd.), an insurance specialist providing services in wholesale brokerage and delegated underwriting authority.
•
“All Risks Acquisition”: In September 2020, Ryan Specialty acquired All Risks.
•
“Annual Report”: This Annual Report on Form 10-K, filed with the SEC on or about March 16, 2021
•
“Binding Authority”: Our Binding Authority Specialty receives submissions for insurance directly from retail brokers, evaluates price and makes underwriting decisions regarding these submissions based on limited delegated authority and narrowly prescribed guidelines provided by insurance carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.
•
“Board” or “Board of Directors”: The board of directors of Ryan Specialty.
•
“Class C Incentive Units”: Class C common incentive units, initially of RSG LLC on and prior to September 30, 2021 and then subsequently of New RSG Holdings, that are subject to vesting and will be exchangeable into LLC Common Units.
•
“Credit Agreement”: The credit agreement, as amended, dated September 1, 2020, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto
•
“Credit Facility”: The Term Loan and the Revolving Credit Facility
•
“E&O”: Errors and omissions.
•
“E&S”: Excess and surplus lines. In this insurance market, insurance carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates relative to the Admitted market.
•
“Family Group”: (i) In the case of a member of RSG LLC or a RSG LLC Employee who is an individual, such individual’s spouse, parents and descendants (whether natural or adopted) and any trust or estate planning vehicle or entity solely for the benefit of such individual and/or the individual’s spouse, parents, descendants and/or other relatives, and (ii) in the case of a member of RSG LLC or a RSG LLC Employee that is a trust, the beneficiary of such trust.
•
“Founder”: Patrick G. Ryan
•
“Founder Group”: Founder, members of the Founder’s Family Group and Founder’s Affiliates.
•
“IPO”: Initial public offering.
•
“IPO Prospectus”: Our final prospectus for our IPO dated as of July 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
•
“LLC Common Units”: Non-voting common interest units following the Organizational Transactions initially of RSG LLC on and prior to September 30, 2021 and then subsequently of New RSG Holdings.
•
“LLC Operating Agreement”: Except where noted, the Seventh Amended and Restated Limited Liability Company Agreement of RSG LLC, as amended.

•
“LLC Units”: Class A common units and Class B common units of RSG LLC prior to the Organizational Transactions.
•
“LLC Unitholders”: Holders of the LLC Units or the LLC Common Units, as the context requires.
•
“MGA”: Managing general agent.
•
“MGU”: Managing general underwriter.
•
“New RSG Holdings”: New RSG Holdings, LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Group Holdings, Inc.
•
“New RSG Holdings LLC Operating Agreement”: The Amended and Restated Limited Liability Company Agreement of New RSG Holdings, LLC, as amended.
•
“Onex”: Onex Corporation and its affiliates, a holder of LLC Units and Redeemable Preferred Units prior to the Organizational Transactions, and one of our stockholders following the Organizational Transactions.
•
“Organizational Transactions”: The series of organizational transactions completed by the Company in connection with the IPO.
•
“Participation”: Collectively, the Mandatory Participation and the Optional Participation each as defined in Note 1 to the consolidated audited financial statements contained in Item 8 of this Annual Report.
•
“P&C”: Property and casualty insurance.
•
“Redeemable Preferred Units”: Class B preferred units of RSG LLC held by Onex prior to the Organizational Transactions.
•
“Restructuring Plan”: Plan to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margins, which is expected to be fully actioned by June 30, 2022.
•
“Revolving Credit Facility”: The $600 million senior secured revolving credit facility under our Credit Agreement
•
“RSG LLC”: Ryan Specialty Group, LLC, together with its parent New RSG Holdings, and their subsidiaries.
•
“SEC”: The Securities and Exchange Commission.
•
“Securities Act”: Securities Act of 1933, as amended.
•
“Specialty”: One of the three Ryan Specialty primary distribution channels, which includes Wholesale Brokerage, Binding Authority, and Underwriting Management.
•
“Stock Option”: A non-qualified stock option award that gives the grantee the option to buy a specified number of shares of our Class A common stock at the grant date price.
•
“Tax Receivable Agreement” or “TRA”: The tax receivable agreement entered into in connection with the IPO.
•
“Term Loan”: The senior secured Term Loan B for $1.65 billion in principal amount under our Credit Agreement
•
“U.S. GAAP”: Accounting principles generally accepted in the United States of America.
•
“Underwriting Management”: Our Underwriting Management Specialty administers an expansive number of MGUs, MGAs and programs that offer commercial and personal insurance for specific product lines or industry classes. Our Underwriting Management MGUs, MGAs and programs receive submissions for insurance directly from retail and wholesale brokers, evaluate price and make underwriting decisions regarding these submissions based on varying degrees of delegated authority and prescribed guidelines as provided by insurance carriers, quoting, binding and issuing policies on behalf of insurance carriers who retain the insurance underwriting risk.

•
“Wholesale Brokerage”: Our Wholesale Brokerage Specialty distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the insurance carriers and retail brokerage firms.

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, anticipated cost savings relating to the Restructuring Plan and the amount and timing of delivery of annual cost savings, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
our failure to develop a succession plan for Patrick G. Ryan or other members of our senior management team, to maintain corporate culture or to recruit and retain revenue producers;
•
the cyclicality of, and the economic conditions, in the markets in which we operate and conditions that result in reduced insurer capacity;
•
a reduction in insurer capacity;
•
the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients or the failure to develop new insurance carrier and client relationships;
•
significant competitive pressures in each of our businesses;
•
decreases in premiums or commission rates set by insurers, or actions by insurers seeking repayment of commissions;
•
decrease in the amount of supplemental or contingent commissions we receive;
•
our inability to collect our receivables;
•
errors in or ineffectiveness of our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers and agents;
•
failure to maintain, protect and enhance our brand or prevent damage to our reputation;
•
disintermediation within the insurance industry and shifts away from traditional insurance markets;
•
changes in the mode of compensation in the insurance industry;
•
changes in our accounting estimates, assumptions or methodologies, and general changes in accounting guidance;
•
changes in interest rates that affect our cost of capital and net investment income;
•
changes in interest rates and deterioration of credit quality that reduce the value of our cash balances;
•
impairment of goodwill and intangibles;
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
•
unsatisfactory evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business and markets;
•
significant investment in our growth strategy and whether expectation of internal efficiencies are realized;
•
our ability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients or the failure of technology and automated systems to function or perform as expected;
•
the unavailability or inaccuracy of our clients’ and third parties’ data for pricing and underwriting insurance policies;
•
a variety of risks in our third-party claims administration operations that are distinct from those we face in our insurance intermediary operations;
•
the higher risk of delinquency or collection inherent in our premium finance business;
•
the competitiveness and cyclicality of the reinsurance industry;
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
•
our international operations expose us to various international risks, including exchange rate fluctuations;
•
the impact of adverse economic conditions and geopolitical tensions;
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
•
changes in our credit ratings;
•
risks related to the payments required by our Tax Receivable Agreement;
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the Securities and Exchange Commission and other public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

i

PART I

Item 1. Business

Overview

Founded by Patrick G. Ryan in 2010, we are a service provider of specialty products and solutions for insurance brokers, agents and carriers. We provide distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents and carriers.

For retail insurance brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite and service these same risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London, which we refer to as Lloyd’s. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Our plan for continued growth includes positioning ourselves as a pioneer in ever-changing markets, attracting and developing industry-leading talent, broadening our product offerings organically and inorganically, and further entrenching our deep industry relationships. We have been successful in each of these areas through our relentless focus on serving each of our key constituents:

•
Retail Insurance Brokers: Global, national, regional and local retail insurance brokers rely on us to provide expertise in specialty insurance lines and access to the best available coverage options on behalf of insureds. Importantly, unlike some of our competitors, we have no retail operations, freeing us from potential channel conflicts with our retail brokerage trading partners.
•
Carriers: Insurance carriers, ranging from Lloyd’s syndicates to multi-line underwriters and E&S specialists, rely on us to provide them with highly efficient, scaled distribution, specialty brokering and underwriting management expertise, and high-quality insurance products. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.
•
Our Employees: Our professionals have extensive knowledge of the industries in which they specialize and the complex insurance products we distribute and underwrite. We provide our employees with trusted retail broker and insurance carrier relationships, proprietary products and innovative solutions, which enable exceptional career advancement opportunities. We believe our reputation for helping our employees advance their careers has made us a destination of choice for many of the most talented insurance professionals in the industry.

Who We Are

We are the second-largest U.S. P&C insurance Wholesale Broker, according to premium volume reported in the 2021 Business Insurance broker rankings Special Report. Our distribution network encompasses over 670 individuals directly responsible for revenue generation in either Wholesale Brokerage or Binding Authority (each, a “Producer” and, together, the “Producers”) who provide us access to over 16,000 retail insurance brokerage firms and over 200 insurance carriers. We are compensated for providing services primarily by commissions and fees.

Our business was founded to address the growing need for specialists in the increasingly important E&S market. For the year ended December 31, 2021, 73% of the total premiums we placed were in the E&S market. The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard risks across many lines of insurance. This trend continued in 2021, with 21 named storms and current estimates of over $70 billion in damages during the 2021 Atlantic hurricane season – following a record 30 named storms totaling over $40 billion in estimated losses during the 2020 Atlantic hurricane season – over 7.8 million acres burned through wildfires in the United States in 2021, following 10.3 million acres in 2020, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business.

Compared to Admitted carriers, E&S insurance carriers often have more flexibility to quickly adjust coverage terms, pricing, and conditions in response to market needs and dynamics. This practice is commonly referred to as “freedom of rate and form,” which can facilitate coverage that would not otherwise be attainable. With greater flexibility, E&S underwriters can tailor insurance products to meet emerging risks, the needs of insureds, and the risk appetite of insurance carriers. As a result, the emergence of complex, unique or otherwise hard-to-place risks, and the need for specialty solutions, has driven meaningful growth within the E&S market.

Based on data from AM Best, the U.S. E&S market (which comprised $66 billion of direct written premium in 2020) has grown at a CAGR of 7.6%, compared to 3.8% for the U.S. Admitted market, between 2010 and 2020. E&S market share as a percentage of total U.S. commercial insurance premium increased from 14.2% in 2010 to 19.3% in 2020. We believe the higher rate of growth of the E&S market is due to the shift towards complex risks, insulating the E&S market from broader economic trends. We expect that this trend will continue.

We have been able to increase our market share by offering custom solutions and products to better address changing market fundamentals. Historically, smaller wholesale insurance brokers have relied on a go-to-market strategy that is primarily predicated on facilitating access to underwriting capacity. As risks in the E&S market continue to become more complex, increasingly global and higher hazard, simply offering market access to retail insurance brokers is no longer sufficient. We believe that as risks become more complex, the E&S market will continue to increase, wholesale brokers that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This dynamic will continue the trend of market share consolidation among the wholesale insurance brokers that have these capabilities.

Our growth has been further supported by the rapid consolidation among retail insurance brokers and the consolidation of their wholesaler trading partner relationships. As of December 2021, retail insurance brokers completed 1,034 merger and acquisition (“M&A”) transactions during the preceding twelve month period according to OPTIS Partners, up from 795 in 2020, 650 in 2019 and 206 in 2010. According to Business Insurance, this M&A velocity contributed to the Top 100 retail brokers growing revenue by 9% in 2020. As retail brokers have become larger, they have looked to establish relationships with fewer, more trusted wholesale brokers. This approach, commonly known as “wholesale panel consolidation,” ensures that the retail brokers have quality, clarity and consistency across their operations. The trend of wholesale panel consolidation started in 2011 among global retail insurance brokers and was subsequently replicated by middle-market retail brokerage consolidators. We believe that retail insurance brokers favor having us on their wholesale panels as a preferred trading partner because we have national scale, top-flight talent, a full suite of product solutions and are free from channel conflicts with their retail operations. As retail insurance brokers continue to grow and consolidate their wholesale panels, we expect that the amount of premiums we place from these existing retail broker relationships will grow.

Similarly, there has been meaningful consolidation among P&C insurance carriers over the past decade. This carrier consolidation likewise provided more opportunities for a smaller group of well-positioned insurance specialists best equipped to provide the necessary services with the requisite scale and talent.

Our core value proposition to retail insurance brokers and carriers is delivering best-in-class intellectual capital. Our people are our source of intellectual capital. We have sought to attract, develop and retain many of the most skilled specialty insurance professionals in the industry. We seek to attract leading talent into our organization by offering a purpose-driven culture, a wide range of opportunities for career advancement and a platform for success through the breadth of our retail insurance broker relationships. We have access to over 16,000 retail insurance brokerage firms, including preferred relationships with 96 of the top 100 retail insurance brokers. We have been highly successful in our recruiting and retention efforts and are a destination of choice for top-tier talent. Since the beginning of 2018, we have recruited 68 Producers who are now responsible for $425 million of annual premiums (figures exclude Producers who are not associated with a discrete book of business). Each of the cohorts of Producers hired in 2016, 2017, 2018, 2019 and 2020 generated revenue which exceeded compensation costs by their second year. Ensuring individual Producer book of business growth is critical for our business as it supports our organic growth, motivates our Producers, and fosters retention. In 2021, our Producer retention rate was 97%. We continue to make significant investments in people. We have formalized our Producer sourcing and development program through the establishment of RSG University, allowing us to even more effectively cultivate talent across all specialties. We expect this program will continue to drive growth in the future.

Our Producers are able to offer retail insurance brokers multi-channel access to E&S and Admitted markets through our three Specialties: Wholesale Brokerage, Binding Authority, and Underwriting Management.

•
Wholesale Brokerage: Our Wholesale Brokerage Specialty operates predominantly under the brand “RT Specialty” along with others such as "RT ProExec" and "CERT." Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products from insurance carriers to retail brokerage firms. We provide insurance carriers with efficient variable-cost distribution in all 50 states through our extensive relationships with retail brokers. For the years ended December 31, 2021 and 2020, our Wholesale Brokerage Specialty generated $932.0 million in net commission and fees, representing 65.1% of our net commission and fees, and $673.1 million in net commission and fees, representing 66.2% of our net commission and fees, respectively.
•
Binding Authority: Our Binding Authority Specialty operates under the “RT Specialty” and “RT Binding Authority” brands. Binding Authority provides timely and secure access to our carrier trading partners that have delegated underwriting authority and critical administrative and distribution responsibilities to us through our in-house binding agreements. A significant component of our growth in a majority of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria which allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. For the years ended December 31, 2021 and 2020, our Binding Authority Specialty generated $209.6 million in net commission and fees, representing 14.6% of our net commission and fees, and $144.8 million in revenue, representing 14.2% of our net commission and fees, respectively.
•
Underwriting Management: Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “RSG Underwriting Managers.” Our Underwriting Management Specialty offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through 21 MGAs and MGUs, which act on behalf of insurance carriers. These carriers have provided us the authority to design, underwrite, bind coverage and administer policies for specific risks. We also have a National Specialty Programs Platform that, together with our MGAs and MGUs, offers commercial insurance for specific product lines or industry classes. RSG Underwriting Managers offers a broad distribution platform through a network of retail and wholesale brokers including RT Specialty. For the years ended December 31, 2021 and 2020, our Underwriting Management Specialty generated $290.6 million in net commission and fees, representing 20.3% of our net commission and fees, and $198.8 million in revenue, representing 19.6% of our net commission and fees, respectively.

We have significantly enhanced our human capital, product capabilities and geographic footprint through strategic acquisitions. Since inception, we have partnered with over 40 firms through acquisition. These firms represent a diverse mix of specialties and geographies, allowing us to better service both existing and prospective trading partners. The targets that we acquired in 2021, 2020 and 2019 had revenues for the unaudited twelve-month period prior to acquisition of $34.0 million, $239.7 million and $59.3 million, respectively. We are highly selective in our M&A strategy and focus on partners that share our long-term approach, inclusive culture and commitment to integrity and client centricity. We primarily source our acquisitions through proprietary dialogue with potential partners and selectively take part in auction processes in which we believe we have a differentiated approach or value proposition. We take a consistent and disciplined approach to deal structuring and integration in order to best ensure that our partners are positioned to succeed after the acquisition.

We believe that we have a number of competitive advantages in M&A compared to our competitors, including robust access to capital, freedom of channel conflict in the retail market with our retail insurance broker clients, the ability to leverage our platform to drive revenue and cost synergies through a systematic approach to integration and a strong underlying value proposition. We have typically sought to partner with entrepreneurs who are seeking to join a firm that can give them broader product capabilities and enhanced access to retail insurance brokers and carriers. We believe we are the partner of choice for firms and teams seeking to benefit from the resources of a larger organization without sacrificing culture, entrepreneurial spirit and the desire to grow. We continuously evaluate acquisitions, maintain a robust pipeline and are currently in active dialogue with several potential new partners. We have previously made, and intend to continue to make, acquisitions with the objective of enhancing our human capital, product capabilities, natural adjacencies and geographic footprint.

Our largest acquisition to date is All Risks, which closed in September 2020. All Risks was the fourth largest wholesale distributor in the United States at the time of the acquisition, according to Business Insurance’s 2020 rankings. All Risks possessed all of the key attributes we sought in an acquisition partner: it had a track record of strong organic revenue growth, enhanced our market presence, was accretive to our talent base, complementary in products and geography, and possessed a high-quality management team that was both aligned with our culture and sought to remain active in the business. All Risks’ geographical footprint and product suite are highly complementary to Ryan Specialty’s, enabling significant expansion in our scope and scale with minimal overlap. Members of the executive team who joined as part of the All Risks Acquisition are now leading our efforts to further develop both our national, fully integrated Binding Authority Specialty and our program platform, the latter of which is part of our Underwriting Management Specialty. We believe these capabilities will complement our Wholesale Brokerage Specialty by enhancing access to specialized product offerings across our business and driving growth. All Risks is a natural fit within our Company as demonstrated by our excellent Producer retention; since the All Risks Acquisition was completed, as of December 31, 2021, there were no significant departures and 93% of All Risks Producers have been retained, which is consistent with Ryan Specialty's historical retention.

The All Risks Acquisition advanced many of our strategic priorities, including leveraging technology to drive both productivity and efficiency. As an expert in binding authority, All Risks is able to cost-efficiently secure coverage for smaller-premium policies through its best-in-class operating model that drives efficiency and eliminates unnecessary data entry. We are currently in the process of merging the binding authority service model and premium scale of All Risks with our differentiated technology platform, The Connector.

The Connector is a digital marketplace through which our retail clients and internal producers can receive quotes and bind policies online. It can produce multiple bindable quotes sourced from high-quality E&S carriers across several risk classes in minutes. In cases when certain risks do not fit into The Connector’s highly automated underwriting criteria, the retail insurance broker is automatically directed to our Producers and underwriters for more traditional placement methods. This holistic approach and integrated service model allow us to better serve retail insurance brokers because we can place their smaller-premium accounts efficiently, aggregate more of their submissions rapidly, and bind more policies for them cost-effectively. We have also connected with several “digital first” retail trading partners as a wholesale digital distributor. Under these arrangements, policies that do not fit our trading partner’s Admitted markets platform are referred directly into the Connector platform for access to E&S solutions.

Our financial performance reflects the strength of our strategy and business model, including a 40.9% and 33.1% increase in revenue from year ended December 31, 2020 to December 31, 2021 and year ended December 31, 2019 to December 31, 2020, respectively. While this rapid pace of growth was accompanied by a decrease in our net income margin on account of certain non-operating charges and expenses primarily associated with the All Risks Acquisition and the IPO, we were able to expand our Adjusted EBITDAC Margin and Adjusted Net Income Margin

from December 31, 2020 to December 31, 2021 and December 31, 2019 to December 31, 2020. Adjusted EBITDAC Margin and Adjusted Net Income Margin is a non-GAAP metric. For a reconciliation of Adjusted EBITDAC Margin and Adjusted Net Income Margin to their most directly comparable GAAP metric, net income (loss) margin, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Financial Measures and Key Performance Indicators.”

Industry Overview

As a wholesale distributor, we operate within the broader P&C insurance distribution market, which comprises both wholesale insurance brokers and retail insurance brokers. Wholesale and retail insurance brokers facilitate the placement of P&C insurance products in both the E&S and Admitted markets.

P&C Insurance Market

Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted or “standard” market and the E&S market. Approximately 81% of U.S. premiums are generated through the Admitted market, which has highly regulated rates and policy forms. As a result, products in the Admitted market are relatively uniform in price and coverage. According to data from AM Best, the E&S market comprised $66 billion of direct written premium in 2020. In the E&S market, insurance carriers have more flexibility to customize rates and coverage. This flexibility facilitates the underwriting of risks which are characterized by a complex profile, unique nature, size or are otherwise difficult to place. The overall top five U.S. writers of E&S products in 2020 included: American International Group, Inc., Markel Corporation, Berkshire Hathaway Inc., W.R. Berkley Corporation and Nationwide Mutual Insurance Company (“Nationwide”), with whom we maintain meaningful relationships. Lloyd’s, which represents a market of 82 syndicates, is also a prominent player in the E&S space and approximately 20% of 2020 E&S premiums in the United States were for insurance coverage placed in the Lloyd’s market according to AM Best.

P&C Insurance Distribution Market

P&C insurance distribution is dependent on premium volumes in the P&C market as distributors typically receive a commission based on a percentage of the dollar amount of the premiums placed. The dollar amount of premiums placed is a function of both insurance rates and the underlying amount of coverage purchased, which is affected by broader macroeconomic conditions, capital availability, and carrier loss trends in the class of risk and/or the specific insured. There are broadly two types of insurance distributors: retail distributors (also called retail insurance brokers) and wholesale distributors. Retail insurance brokers source insurance buyers and act as an intermediary between the insurance buyer and insurance carriers. Wholesale distributors act as intermediaries between retail insurance brokers and insurance carriers by assisting in the placement of “specialty” risks that are outside of the retail insurance brokers’ core expertise, complex, high hazard or otherwise hard to place.

Wholesale Insurance Distribution Market

The wholesale insurance distribution market enhances efficiencies for both retail insurance brokers and insurance carriers. Retail insurance brokers rely on wholesale distributors, such as ourselves, to assist in securing insurance coverage for complex or specialty risks. The primary market for these insurance placements is the E&S market, where retail insurance brokers often must utilize wholesaler distributors who have distinct expertise and execution capabilities with specialized carriers. According to AM Best, over the past five years wholesalers were involved in placing 93% to 94% of annual E&S premiums. E&S insurance carriers rely on wholesale insurance distributors for product expertise and distribution capabilities. By leveraging Ryan Specialty as a wholesale distributor, E&S insurance carriers are able to access a national network that includes over 16,000 retail insurance brokerage firms in a highly efficient manner, while simultaneously enhancing the quality of policy submissions by using a knowledgeable counterparty. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.

Wholesale distributors are typically compensated through commissions paid by the insurance carrier, share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Wholesale distributors can also receive fees in addition to commissions for placing certain insurance policies. Wholesale distributors generally utilize one of three methods to place insurance risks into the E&S market:

1.
Wholesale brokerage: 57% of 2020 E&S premiums were placed by wholesale insurance brokers without binding authority, according to AM Best. This method, also referred to as “open brokerage,” is most similar to our Wholesale Brokerage Specialty and includes a wide range and diversified mix of products.
2.
Wholesale brokerage with binding authority: 30% of 2020 E&S premiums were placed by wholesale insurance brokers with binding authority, according to AM Best. This method is most similar to our Binding Authority Specialty and utilizes in-house binding agreements, with a relatively limited scope of delegated authority, to facilitate rapid execution.
3.
Program manager, MGA/MGU: 8% of 2020 E&S premiums were placed by program managers, including MGUs and MGAs, according to AM Best. This method is most similar to our Underwriting Management Specialty and allows wholesale distributors to underwrite coverage on behalf of an insurance carrier for a specific type of risk, with relatively expansive delegated authority subject to agreed-upon guidelines and limits.

The following summarizes the U.S. insurance distribution value chain:

How We Win

We believe our success is attributable to providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale and level of quality unmatched by most of our competitors. These characteristics have allowed us to consistently win business and grow faster than our competition.

Compete with best-in-class intellectual capital and drive consistent innovation: Historically, wholesale distributors simply provided retail insurance brokers with E&S market access. We believe this practice is an antiquated go-to-market approach. The inherent weakness of this model has been illuminated as retail insurance brokers have consolidated and the risks placed into the E&S market have grown larger, more complex and higher hazard. We are able to thrive by not just providing market access, but by also constantly offering differentiated and innovative solutions. Our professionals have extensive industry experience and deep product knowledge, allowing us to develop bespoke solutions in addition to providing distribution. By harnessing our collective knowledge, creativity and relationships, we offer our clients and trading partners the expertise necessary to pursue new industries and new opportunities in an increasingly complex world. In order to foster our culture of innovation, we focus on recruiting, retaining and developing the best-in-class wholesale professionals in the industry.

Deep connectivity with retail brokerage firms: While we empower our Producers to develop strong relationships with individual retail insurance brokers, we also engage with retail brokerage firms holistically. Our executive management team has long-standing relationships with the leadership teams at numerous retail brokerage firms; many of these relationships pre-date some of our management’s tenure at Ryan Specialty. Reporting to our executive management team are practice leaders who are aligned to the distribution channels within many retail brokerage firms. We employ experienced practice leaders across all broad classes of business, including property, casualty, and professional & executive liability coverages, in addition to specialists who run highly focused distribution channels such as construction, cyber, transportation, renewable energy, professional liability and transactional liability. Through our comprehensive connectivity with retail brokerage firms, we are able to deliver holistic, higher-quality and more consistent solutions. We believe it takes strategic organizational design, deep existing relationships between retail brokerage firms and executive management, practice leaders and individual retail producers, as well as meaningful scale and top-tier talent, to achieve this level of connectivity.

Collaborative relationships with insurance carriers: We align with our carrier trading partners, providing them with access to specialized and often proprietary binding authority and underwriting management capabilities, broad distribution and deep industry expertise. We alleviate our more than 200 carrier trading partners of administrative burdens by offering 21 underwriting managers and our National Programs Platform which together offer commercial insurance for specific product lines or industry classes. The diversity of our offerings enables our carrier trading partners to cost-efficiently access new risk classes in a timely manner, including on a delegated authority basis. We believe our carrier relationships are built on trust, industry credibility and a proven track record of delivering attractive underwriting results. We work with the largest insurance carriers in the E&S industry, which have consistently provided us long-term capital support. We are trading partners with each of the top 25 U.S. E&S insurance carriers as ranked by AM Best, Lloyd’s syndicates, U.K. and other international insurance companies. As a reflection of the strength of these relationships, our carrier trading partners will refer acquisition candidates to us, or proactively engage with us to develop new programs.

Comprehensive, full service product offering: Our success has been driven by our ability to provide a broad product offering that continues to meet the needs of our trading partners, regardless of complexity or risk profile. To provide this comprehensive level of service, we have developed a full suite of products, relationships and capabilities. Our Wholesale Brokerage Producers are highly regarded for their ability to procure coverage for the largest, most complex and high-hazard risks. Our Wholesale Brokers are able to place policies ranging from coastal condos to kidnap and ransom, hospitals, and waste haulers. Our Binding Authority Producers are renowned for their ability to quickly bind smaller accounts with unique attributes. Our Underwriting Management Specialty offers retail and wholesale brokers a wide assortment of risk solutions for highly specialized needs, such as: renewable energy, construction, cyber, transportation, transactional liability, long-term care facilities, M&A representations and warranties and catastrophe-exposed properties. Our comprehensive suite of products and services and our broad geographic footprint allow us to place coverage for nearly any risk brought to us by the over 16,000 retail insurance brokerage firms with which we do business. We believe that it would be difficult for a new entrant to replicate the intellectual capital behind the breadth and depth of our product offerings.

Free of channel conflict with retailer brokers: Our fundamental philosophy is that our clients’ interests must always come first. In developing our distribution strategy, we have proactively avoided channel conflicts with our clients, including in retail insurance distribution. Many of our competitors, including some of our largest, have taken a different approach. We believe that the divergence in strategy has facilitated and solidified our presence on the wholesale panels of nearly all of the most significant retail brokerage firms. Our ubiquitous position on wholesale panels and aligned interests with retail insurance brokers enhances our reputation as a destination of choice for the most talented producers, enhances the market opportunity for our existing Producers and cements our position as a source of intellectual capital for insuring specialty risks.

Visionary, iconic and aligned leadership team: We were founded by Patrick G. Ryan, a widely respected entrepreneur and global insurance leader who previously founded Aon, the second-largest global retail insurance broker, and who served as Aon’s Chairman and/or CEO for 41 years. Mr. Ryan serves as our Chairman and CEO and is joined by an experienced leadership team, each member of which has significant exposure in the wholesale distribution market. For example, Timothy W. Turner began his career in the insurance industry in 1987. Prior to joining Ryan Specialty, he was with CRC Insurance Services, Inc. for 10 years and was its President at the time of his departure. Our management team and employees also have significant alignment with stockholders. As of December 31, 2021, we had over 500 employee stockholders, including 49 of our top 50 Producers. Our management team and employees remain committed to our vision of market leadership by providing differentiated intellectual capital, building trusted relationships and pioneering risk solutions.

Our Strategy

We intend to grow our business by pursuing the following strategies:

Attract, retain and develop human capital: Our people are the key to our success, so we have long focused on attracting and developing the most talented professionals in the industry. Since the beginning of 2018, we have recruited 68 Producers who are now responsible for $425 million of annual premiums (figures exclude Producers who are not associated with a discrete book of business). Each of the recruited Producer cohorts of 2016, 2017, 2018, 2019 and 2020 generated revenue that exceeded compensation costs by their second year. In recent years, we have formalized our production sourcing and development program, which was substantially enhanced by our acquisition of All Risks University through the All Risks Acquisition, and which has further evolved into RSG University. This development platform allows us to cultivate talent across all levels and specialties. We are able to retain new and tenured employees alike by offering unprecedented market access, supporting Producers in growing their books and providing broad opportunities for rapid career advancement within our organization. For example, in 2021 and 2020, 87% and 77%, respectively, of our Producers grew their book of business. Our ability to retain top talent is highlighted by the fact that since the All Risks Acquisition was completed, as of December 31, 2021, there were no significant departures and 93% of All Risks Producers have been retained, which is consistent with our historical retention rates.

Lead with innovation in an ever-changing market: We believe that change is inevitable and necessary. Accordingly, our business is built to respond to rapidly shifting market conditions by constantly looking for ways to broaden and enhance our product offerings. For example, many of our nine de novo MGUs were formed to respond to emerging risks such as life sciences (LifeScienceRisk®), renewable energy (PERse®), cyber (EmergIn Risk) and professional liability (CorRisk). We developed Ryan Re Underwriting Managers, LLC (“Ryan Re”) to serve as an MGU in collaboration with Nationwide to create new opportunities for both organizations to grow their presence in the specialty lines market, which in turn expanded the reach of our underwriting management services into the reinsurance market. We created The Connector to be a unique technology entrant into the E&S space. The Connector allows us to better serve retail insurance brokers by placing their smaller-premium accounts efficiently, evaluating more of their submissions rapidly, and binding more policies for them cost-effectively. We believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets. We have identified the following markets as near-term potential growth opportunities: employee benefits, alternative risk offerings, cyber, transportation and New York construction and habitational spaces.

Pursue strategic acquisitions and align interests to enhance the network effect: Since our inception, we have a history of successfully executing and integrating acquisitions across a diverse mix of specialties and geographies. Our acquisition strategy is centered on increasing our intellectual capital, distribution reach and product capabilities, which mutually reinforce one another. We take a consistent and disciplined approach to deal structuring and integration in order to ensure both that our partners are positioned to succeed after the acquisition and interests are aligned between ourselves and our new partners. When we acquire Wholesale Brokerage businesses, they gain access to over 16,000 retail insurance brokerage firms, including preferred relationships with 96 of those top 100 retail insurance brokers and exclusive product capabilities. When we acquire Underwriting Managers, they gain access to our wholesale Producers, deep carrier relationships and visionary leadership. As we continue to grow, these positive network effects become stronger. The connectivity among our Specialties, as well as with key trading partners, enhances the value of our platform to recruited Producers and presents a highly attractive value proposition to acquisition partners.

Deepen and broaden our relationships with retail broker partners: Retail insurance brokers have multiple wholesale distribution relationships, even those that have consolidated their wholesale panels. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2021, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our 2021 organic revenue growth rate of 22.4%. Key to deepening our relationships with retail insurance brokers will be expanding our product offering and enhancing our geographic footprint through organic initiatives, continued producer hires and strategic acquisitions. In addition to deepening our relationships with existing clients, we will continue to broaden our footprint by establishing new retail broker trading partner relationships. Beyond the traditional wholesale P&C opportunities, we also expect to expand into natural adjacencies, such as wholesale employee benefits (for which we recently hired a practice leader) and alternative risk solutions (for which we recently partnered with Keystone Risk Partners through acquisition).

Build the largest and most comprehensive national binding authority business: We believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market, providing us with meaningful growth opportunities. National scale in E&S distribution, underwriting expertise and broad access to carrier capacity are key to building a cohesive binding authority platform. We have been diligently focused on all three elements and our efforts accelerated with the All Risks Acquisition, which is renowned for its binding authority capabilities. With a nationally scaled binding authority operation, as well as the capabilities existing within our Underwriting Management Specialty, we expect to be able to comprehensively address the opportunities in the delegated authority market, which represented 38% of E&S premiums in 2020 according to AM Best (inclusive of binding authority and program manager business).

Invest in operations, invest in growth: We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market. These investments include core operational functions, ongoing new hire efforts, a visionary management team and a robust acquisition integration effort. In addition, we have amassed a large underlying data set based on the over 1.6 million total policy submissions we receive annually. We expect to leverage this data set to further refine our pricing models, enhance our placement advice and increase our efficiency. Even while deliberately making these investments, we have been able to generate substantial cash flow and drive operating leverage. We have historically used our cash flow to invest in the business and fund acquisitions. We expect to continue fortifying our platform to support future expansion and sustain significant organic growth.

Our Specialties

Wholesale Brokerage

Our Wholesale Brokerage Specialty is primarily focused on specialty insurance products that retail brokers and carriers have difficulty placing on their own due to the unique nature or size of the risk. Our Wholesale Brokerage professionals are creative and highly skilled problem solvers, assisting retail insurance brokers in crafting customized solutions. We pride ourselves on providing strategic advice, from coverage strategy and conception all the way through claims activity. To achieve optimal client outcomes, our professionals utilize both their expertise and our leading capabilities and resources. For the year ended December 31, 2021 our Wholesale Brokerage Specialty generated $932.0 million in net commission and fees, representing 65.1% of our total net commission and fees. Wholesale Brokerage operates predominantly under the brand “RT Specialty.”

Our Wholesale Brokers distribute a wide range and diversified mix of specialty insurance products from insurance carriers to retail insurance brokerage firms. Our largest distribution channels include (among others):

•
Property coverages: Real Estate (Condos, Vacant Property), Catastrophic Exposures (Coastal Wind, Flood, Earthquake, Terrorism), Specialized Coverage (Deductible Buy-Backs, Large Deductible Placements), Builder’s Risk, Distribution / Warehousing, Group Programs, Healthcare Risks.
•
Casualty coverages: Construction (Project Specific, Residential and Commercial Contractor), Real Estate (Habitational / OL&T / Lessors Risk), Life Sciences, Healthcare, Environmental, Primary and Excess Auto, Political Risks, Liquor Liability.
•
Professional & Executive Liability coverages: Private Company Management Liability, Public Company Directors and Officers Liability, Financial Institutions Management Liability, Not-For-Profit

Organization Management Liability, Crime / Kidnap / Ransom, Privacy Liability and Network Security, Errors and Omissions Liability, Medical Professional Liability.
•
Transportation coverages: Local and Long Haul Trucking, Haz-Mat Haulers, Contractors Fleets, Home Delivery, Non-Emergency Medical Transport, Waste Haulers, Auto Haulers.
•
Personal Lines coverages: Homeowners (Condo Unit Owner, Contents In-Storage, High Value Homeowners, Home-Based Business Product, Manufactured Homes), Farm & Ranch, Flood, Recreational (Collector Vehicle, All Terrain, Snowmobile, Watercraft).

Our Wholesale Brokerage Specialty has extensive relationships with blue-chip insurance carriers and retail insurance brokers. With regard to entities that our Wholesale Brokerage Specialty has a relationships with, there are no material concentrations in retail insurance brokers (top five: 27.5% of 2021 revenue), insurance carriers (top five: 23.6% of 2021 revenue), or internal Producers (top five: 20.1% of 2021 revenue). These concentration statistics reflect both Wholesale Brokerage and Binding Authority Specialties, as many producers utilize both placement strategies, and the All Risks Acquisition. During 2021, we conducted business with thousands of retail brokerage firms, including substantially all of the 100 largest United States retail brokers as identified by Business Insurance in 2020. We also work with small to mid-size retail brokerage firms that do not have direct access to certain of the insurance carriers with which we do business. We continue to benefit from the consolidation of wholesale broking relationships by many retail brokers due to our expertise, execution, and absence of conflicts with most retail brokers’ core businesses.

Binding Authority

We believe our Binding Authority Specialty to be among the largest binding authority platforms in the nation. For the year ended December 31, 2021 our Binding Authority Specialty generated $209.6 million in net commission and fees, representing 14.6% of our total net commission and fees. Our Binding Authority Specialty also operates under the brands “RT Specialty” and “RT Binding Authority.”

Binding Authority provides timely and secure access to our carrier trading partners that have granted relatively limited delegated underwriting authority to us through our in-house binding agreements. Much of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria that allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. The ability to quickly process higher volume policies endows us with a significant efficiency advantage over our competitors attempting to individually place each risk.

Our Binding Authority Producers distribute a curated collection of products to our retail insurance broker trading partners. Our industry distribution channels include (among others):

•
General Liability: Manufacturing, Start Ups, Contractors, Liquor, Plowing.
•
Property: Vacant, Coastal, Distressed, Warehouse, Subsidized Housing, Student Housing.
•
Other: Workers’ Compensation, Builder’s Risk, Contractor’s Equipment, Motor Truck Cargo, Hole-In-One, Crime.

Underwriting Management

Underwriting Management offers insurance carriers cost-effective, specialty market expertise in distinct, and complex market niches underserved in today’s marketplace through MGAs and MGUs, which act on behalf of insurance carriers that have given us relatively broad authority to underwrite and bind coverage, as well as critical product design, administrative and distribution responsibilities, for specific risks, and (often proprietary) National Programs that offer commercial and personal insurance for specific product lines or industry classes. Professionals in the Underwriting Management Specialty often have a meaningful percentage of their compensation tied to underwriting performance to align interests with those of our carrier trading partners. For the year ended December 31, 2021 our Underwriting Management Specialty generated $290.6 million in net commission and fees, representing 20.3% of our total net commission and fees. Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “RSG Underwriting Managers.”

Our Underwriting Managers distribute a highly targeted suite of specialty insurance solutions. Our MGAs and MGUs include:

AgRisk UNDERWRITERS

ALIVE RISK

CAPITAL BAY UNDERWRITING

CONCORD SPECIALTY RISK

CorRisk SOLUTIONS

EmergIn Risk®

Global Special Risks®

irwin siegel agency
INSURANCE PROGRAMS & RISK MANAGEMENT

JEM UNDERWRITING MANAGERS LLC

LifeScienceRisk®

PERse®
POWER · ENERGY · RISK
securing the environment

RSG DENMARK

RSG SWEDEN

RSG EUROPE TRANSACTIONAL RISKS

RYANRE UNDERWRITING MANAGERS

SapphireBlue®

START POINT EXECUTIVE RISKS

SUITELIFE® UNDERWRITING MANAGERS

TRU TechnicalRisk® UNDERWRITERS

TRIDENT MARINE MANAGERS

wkfc® underwriting managers

Our Organizational Structure

The Company is the sole managing member of New RSG Holdings. New RSG Holdings was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Group Holdings, Inc., and Ryan Specialty Group, LLC. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New RSG Holdings exchanged equity interests in Ryan Specialty Group, LLC for LLC Common Units in New RSG Holdings, with the intent that New RSG Holdings be the new holding company for Ryan Specialty Group, LLC interests. As Ryan Specialty Group, LLC is substantively the same as New RSG Holdings, for the purpose of this document, we will refer to both New RSG Holdings and Ryan Specialty Group, LLC as “RSG LLC”.

Our Resilience Through COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that negatively affected certain aspects of our business and the markets and communities in which we, our trading partners, and clients operate (see “Risk Factors—Risks Related to Our Business”). It also provided additional opportunities for certain aspects of our business. Against this backdrop, it is noteworthy that the resilience of our operations and the ability to continue to scale our business in most or all environments seems to have been validated. Our leadership took decisive, timely steps aimed at protecting the health and safety of our employees and clients by closing nearly all in-office operations, restricting business travel and transitioning to a remote work environment in mid-March 2020. The investments we made over the years in our culture, trading partner relationships, business and technology have allowed us to stay on track to exceed performance goals set prior to the pandemic. Although we expect to begin a transition back into the office in the coming months, we are implementing remote work flexibility into our post-pandemic operating model.

Acquisition of All Risks and Other Recent Acquisitions

In September 2020, Ryan Specialty acquired 100% of the equity of All Risks, an insurance specialist providing services in wholesale brokerage and delegated underwriting authority, in exchange for consideration of approximately $1.2 billion. The purchase price for All Risks included certain concessions for the benefit of certain All Risks employees who continued their employment with Ryan Specialty, including a long-term incentive plan liability in the amount of $303.7 million and a bonus pool liability, inclusive of payroll taxes, in the amount of $25.7 million. Upon completion of the All Risks Acquisition, All Risks became a consolidated subsidiary of Ryan Specialty. For financial reporting and accounting purposes, Ryan Specialty was the acquirer of All Risks.

In December 2021, Ryan Specialty acquired Crouse and Associates (“Crouse”) and certain assets of Keystone Risk Partners, LLC (“Keystone”). Crouse became part of RT Specialty which deepened our transportation practice, added excess and general liability expertise, as well as other property and casualty risks. Keystone expanded our offerings to our retail broker and agent trading partners by facilitating access to alternative risk capital.

Seasonality

Our Wholesale Brokerage and Binding Authority Specialties typically experience higher revenues in the second and fourth calendar quarters of each year, primarily due to the timing of policy renewals. Our Underwriting Management Specialty typically experiences higher revenues in the fourth quarter, primarily due to the timing of policy renewals.

Clients

The insureds served by our clients operate in many businesses and industries throughout the United States, Canada, the United Kingdom, Continental Europe, and certain other countries in which our subsidiaries operate. Our clients are retail brokers and agents, other intermediaries and insurance carriers. The top five retail brokers in the United States account for 21.2% of our revenue, and no single retail broker accounted for more than 7.8% of total revenue in 2021. No carrier accounted for more than 6.3% of total revenue in 2021 (excluding all Lloyd’s syndicates combined).

Tax Receivable Agreement

We entered into the Tax Receivable Agreement with the LLC Unitholders and Onex substantially concurrent with the IPO. The Tax Receivable Agreement provides for the payment by us to the current or former LLC Unitholders and Onex, collectively, of 85% of the amount of tax benefits, if any, that we actually realize (or in some circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of RSG LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units in the future, (ii) certain tax attributes of RSG LLC and its subsidiaries that existed prior to the IPO or to which we succeeded as a result of the certain aspects of the Organizational Transactions, (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement (collectively, the “Tax Attributes”). The rights of the current or former LLC Unitholders and Onex under the Tax Receivable Agreement are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize. The actual Tax Attributes, as well as any amounts paid to the LLC Unitholders and Onex under the Tax Receivable Agreement, will vary depending on a number of factors, including the timing of any future exchanges, the price of shares of our Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, the amount and timing of our income and applicable tax rates. The payment obligations under the Tax Receivable Agreement are obligations of Ryan Specialty Group Holdings, Inc., and not of RSG LLC. The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (ii) we breach any of our material obligations under the Tax Receivable Agreement or (iii) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures and restrictions provide only limited protection.

We have registered “Ryan Specialty Group,” the logo design for RT Specialty, and numerous of our other brand names and logos as trademarks in the United States and other jurisdictions. We have also registered numerous internet domain names related to our business. Some of our most important brand names, including “RSG” and “RT Specialty” (the word mark), are not registered, and we rely on common-law trademark protection to protect this intellectual property.

We enter into agreements with our employees, contractors, clients, partners and other parties with which we do business to limit access to, and disclosure of, our proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop products and services that compete with ours. Moreover, others may independently develop products or services that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective copyright, trademark, trade dress and trade secret protection may not be available in every country in which our products are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the insurance industry may own large numbers of copyrights, trademarks and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.

See “Risk Factors — Risks Related to Our Intellectual Property and Cybersecurity” for a more comprehensive description of risks related to our intellectual property.

Regulation

Licensing

Our business activities are subject to licensing requirements and extensive regulation under the laws of the countries in which we operate, as well as state laws. Regulatory authorities in the states or countries in which our operating subsidiaries conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters.

Under the laws of most states in the United States and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking producers’, brokers’, and agents’ licenses to transact business in the state or country. The operating terms may vary according to the licensing requirements of the particular state or country, which may require that a firm operate in the state or country through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the United States. In the United Kingdom we are regulated by governmental agencies including the FCA and Prudential Regulation Authority, and we are licensed and regulated by the Lloyd’s insurance market.

Fiduciary Funds

Insurance authorities in the United States, United Kingdom, and certain other jurisdictions in which our subsidiaries operate have also enacted laws and regulations governing the investment of funds, such as premiums, claims proceeds and surplus lines taxes, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.

Broker Compensation

Some states permit insurance agents to charge policy fees, while other states prohibit this practice. Many states regulate to some degree the fees that may be charged by brokers. In recent years, several states considered new legislation or regulations regarding the compensation of brokers by insurance carriers. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with clients.

Privacy

Federal law and the laws of many states require financial institutions to protect the security and confidentiality of client information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

Competition

The wholesale brokerage business is highly competitive and very fragmented, although there are a limited number of truly national players. Our main competitors are national insurance wholesale brokers, as well as numerous specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance carriers that market and service their insurance products without the assistance of brokers or agents. Competition also comes from other businesses that do not fall into the categories above, including commercial and investment banks, and consultants that provide risk-related services and products.

Key competitive factors in our market include:

•
expertise and intellectual capital;
•
market access and/or product availability; and
•
client service.

We believe that we compete favorably on these factors.

Human Capital Management

Our culture is the foundation of everything we do. Our employees are our greatest asset, and we strive to foster a productive and empowering work environment that embodies our core values: Integrity, Client Centricity, Teamwork, Inclusion, Empowerment, Innovation and Courage. Our key differentiator is not only our talent and expertise but also the creativity and execution we deliver on behalf of our clients. Our commitment to attracting and retaining top industry talent to assist our clients is matched only by our entrepreneurial spirit and passion for excellence.

During the twelve months ended December 31, 2021, we hired 669 employees. 81, or 12%, of those employees joined through various acquisitions. Although we do not currently have any specific plans to open new offices over the next 12 months, we do expect to open one or more new offices on account of our growth or acquisitions in the future. As of December 31, 2021, we employed approximately 3,546 people with 102 offices across the United States, Canada, the United Kingdom and Continental Europe. We also engage temporary employees and consultants and none of our employees are represented by unions. We also have not experienced any work stoppages due to COVID-19. We offer competitive compensation and benefits programs in order to attract and retain top talent. We have high employee engagement and ownership, low turnover and consider our current relationship with our employees to be very good.

We are committed to building and sustaining a diverse workforce reflective of society throughout the entirety of the organization. Our vision is of a workplace free of conscious and unconscious bias where all employees are valued and evaluated based on their performance and contributions. Differences in race, creed, color, religious beliefs, background, gender identity, sexual orientation, and other forms of diversity, are considered corporate assets, as bringing together varied perspectives better serves our clients, trading partners and communities. We have a Diversity and Inclusion Council, partner with a number of nonprofit and community organizations to support and develop a diverse talent pipeline and have engaged a Diversity, Equity & Inclusion consultant to further our progress.

The development, attraction and retention of employees is a critical factor in our success. As a result, we have established RSG University, which combines best-in-class classroom and on-the-job training practices. RSG University provides world class training and development programs for our newest teammates. This formalized institution, along with our substantial summer internship program, is critical to our future growth and ability to continue to recruit the best of the best.

Item 1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. The ongoing COVID-19 pandemic may also have the effect of heightening many of the risks described below. Because of the following factors, as well as other factors affecting our businesses, financial condition, operating results and prospects, past financial performance should not be considered a reliable indicator of future performance, and investors should not rely on historical trends to anticipate trends or results in the future.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties and you should carefully consider all the information presented in the section entitled “Risk Factors” in this annual report. Some of the principal risks related to our business include the following:

•
our failure to develop a succession plan for Patrick G. Ryan or other members of our senior management team, to maintain corporate culture or to recruit and retain revenue producers;
•
the cyclicality of, and the economic conditions, in the markets in which we operate and conditions that result in reduced insurer capacity;
•
a reduction in insurer capacity;
•
the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients or the failure to develop new insurance carrier and client relationships;
•
significant competitive pressures in each of our businesses;
•
decreases in premiums or commission rates set by insurers, or actions by insurers seeking repayment of commissions;
•
decrease in the amount of supplemental or contingent commissions we receive;
•
our inability to collect our receivables;
•
errors in or ineffectiveness of our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers and agents;
•
failure to maintain, protect and enhance our brand or prevent damage to our reputation;
•
disintermediation within the insurance industry and shifts away from traditional insurance markets;
•
changes in the mode of compensation in the insurance industry;
•
changes in our accounting estimates, assumptions or methodologies, and general changes in accounting guidance;
•
changes in interest rates that affect our cost of capital and net investment income;
•
changes in interest rates and deterioration of credit quality that reduce the value of our cash balances;
•
impairment of goodwill and intangibles;
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

•
unsatisfactory evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business and markets;
•
significant investment in our growth strategy and whether expectation of internal efficiencies are realized;
•
our ability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients or the failure of technology and automated systems to function or perform as expected;
•
the unavailability or inaccuracy of our clients’ and third parties’ data for pricing and underwriting insurance policies;
•
a variety of risks in our third-party claims administration operations that are distinct from those we face in our insurance intermediary operations;
•
the higher risk of delinquency or collection inherent in our premium finance business;
•
the competitiveness and cyclicality of the reinsurance industry;
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
•
our international operations expose us to various international risks, including exchange rate fluctuations;
•
the impact of adverse economic conditions and geopolitical tensions;
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

•
changes in our credit ratings;
•
risks related to the payments required by our Tax Receivable Agreement; and
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders and the holders of our Class A common stock;

These and other risks are more fully described below. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

If we fail to develop a succession plan for Patrick G. Ryan, our founder, chairman and chief executive officer, or other members of our senior management team, as well as recruit and retain revenue producers, including wholesale brokers and underwriters, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, including our founder, chairman and chief executive officer, Patrick G. Ryan, each of whom are critical to our vision, strategic direction, culture, products, and technology. The loss of Mr. Ryan or other members of our senior management team, even temporarily, could materially harm our business.

We could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives, including Mr. Ryan. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

Additionally, losing personnel who manage important client and carrier relationships for our products could adversely affect our operations and execution of our future growth strategies. Competition for revenue producers including wholesale brokers and underwriters is intense. Our ability to recruit and retain these professionals is critical to the success of our business. We cannot provide assurance that any of the wholesale brokers or underwriters who leave our firm will comply with the provisions of their employment and stock grant agreements that preclude them from competing with us or soliciting our clients and employees, or that these provisions will be enforceable under applicable law or sufficient to protect us from the loss of any business. Some states might not allow us to enforce some or all of our restrictive covenants. Further, we do not have employment, non-competition, or non-solicitation agreements with all of our wholesale brokers and underwriters and most of our employment agreements are on “at-will” terms. We may not be able to retain or replace the business generated by key personnel who leave our firm.

We may be negatively affected by the cyclicality of and the economic conditions in the markets in which we operate.

Premium pricing within the commercial property and casualty insurance markets in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers operating in this market, general economic conditions and other social, economic and business factors. In a period of decreasing insurance capacity or higher than typical loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates. This type of market frequently is referred to as a “soft” market. Because our commissions usually are calculated as a percentage of the gross premium charged for the insurance products that we place, our revenues are affected by the pricing cycle of the market. The frequency and severity of natural disasters, other catastrophic events (such as hurricanes, wildfires and the COVID-19 pandemic), social inflation, and reductions or increases in insurance capacity can affect the timing, duration and extent of industry pricing cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles.

Economic downturns, volatility, or uncertainty in some markets may cause changes to insurance coverage decisions by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected. An increase in the number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our business through the loss of clients and insurance markets and by hampering our ability to place insurance business or by exposing us to E&O claims.

If insurance intermediaries or insurance companies experience liquidity problems or other financial difficulties, we could encounter delays in payments owed to us, which could harm our business, financial condition and results of operations.

Our business, and therefore our results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity.

Our results of operations depend on the continued capacity of insurance carriers to underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer to our clients. We have no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our clients desire and the coverage we are able to procure for our clients may be too expensive or more limited than is acceptable.

Our business may be harmed if we lose our relationships with retailers, insurance carriers or our other clients and trading partners, fail to maintain good relationships with retailers, insurance carriers or our other clients or trading partners, become dependent upon a limited number of retailers, insurance carriers or other clients or trading partners or fail to develop new retailer, insurance carrier and client or trading partner relationships.

Our business typically enters into contractual relationships with insurance carriers, retailers and other clients or trading partners that are sometimes unique to us, but nonexclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice.

Insurance carriers may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. Insurance carriers may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with an insurance carrier could reduce the variety of insurance products we offer or our ability to place coverage for certain risks for which we do not have alternative markets. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new insurance carrier relationships.

Similarly, retailers and other trading partners could develop their own wholesale distribution channels or choose to work with wholesale distributors other than us. This could reduce the number of submissions we receive which could result in reduced commissions. Our business could also be harmed if we fail to develop new relationships with retailers or other sources of business.

Historically, wholesale brokers and other wholesale distributors have been involved in a very high percentage of risks placed in the E&S market. In addition to the potential for retailers developing their own wholesale distribution channels or choosing to work with wholesale distributors other than us, retail brokers often might prefer to place business directly with insurance carriers, without the involvement of a wholesaler. There is a risk to our business that insurance carriers will accommodate the retail broker’s preference to place business directly with the E&S insurer as opposed to through a wholesale broker or other wholesale distributor.

In the future, we may have a reduced number of insurance carriers or retailers with which we trade or derive a greater portion of our commissions and fees from a more concentrated number of insurance carriers, retailers or other trading partners as our business and the insurance industry evolve. The three largest insurance carriers (excluding Lloyd’s syndicates) with which we place business represented an aggregate of 15.4% and 14.2% of our revenues for the years ended December 31, 2021 and 2020, respectively. The three largest retailers with which we place business represented 19.6% and 21.0% of our revenues for the years ended December 31, 2021 and 2020, respectively. Should our dependence on a smaller number of insurance carriers, retailers or other trading partners increase, whether as a result of the termination of relationships, consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance companies or retailers dominate a geographic area, lines of business or market segment. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, financial condition and results of operations.

We depend, to a large extent, on our relationships with all of our trading partners and our reputation for high-quality advice and solutions. If a trading partner is not satisfied with our services, it could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients or potential clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

We face significant competitive pressures in our business.

Wholesale brokerage, binding authority, underwriting management and other intermediary and underwriting and claims administration specialties are highly competitive. We believe that our ability to compete is dependent on the quality of our people, service, product features, price, commission structure, financial strength, and the ability to access certain insurance markets. We compete with a large number of national, regional, and local organizations. New or increased competition as a result of these or regulatory or other industry developments could harm our business, financial condition and results of operations.

Underwriting Management and Binding Authority are dependent upon contracts between us and the insurance carriers. Those contracts can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may choose to let those agreements lapse or request changes in the terms of the program, including the scope of our delegated authority or the amount of commission we receive, which could reduce our revenues from the program.

Poor risk selection, failure to maintain robust pricing models, and failure to monitor claims activity could adversely affect our ability to renew contracts or have the opportunity to develop new products with new or existing insurance carriers. The termination of the services of our Specialties, or a change in the terms of any of these programs, could harm our business and operating results, including the opportunity to receive contingent commissions.

Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates, or actions by insurers seeking repayment of commissions, could result in revenue decreases or expenses to us.

We derive revenue from commissions on the sale of insurance products that are paid by the insurance carriers from whom the insureds purchase insurance. In certain circumstances, payments for the sale of insurance products are processed directly by insurance carriers, and therefore we may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Additionally, insurance carriers or their affiliates may under certain circumstances seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default, or upon other specified circumstances. As a result of the chargeback or repayment of commissions, we may incur a reduction in revenue in a particular period related to revenue previously recognized in a prior period and reflected in our financial statements. Such a reduction could have a material adverse effect on our results of operations and financial condition, particularly if the reduction in revenue is greater than the amount of related revenue retained by us.

The commission rates are set by insurance carriers and are based on the premiums that the insurers charge. The potential for changes in premium rates is significant, due to competition and pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by insurers failing or withdrawing from writing certain coverages that we offer our clients.

Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect insurance carriers and brokers. These factors, which are not within our control, include the capacity of insurance carriers to place new business, competition from other brokers or distribution channels, underwriting and non-underwriting profits of insurance carriers, consumer demand for insurance products, the availability of comparable products from other insurance carriers at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition and results of operations.

Supplemental and contingent commissions we receive from insurance carriers are less predictable than standard commissions, and any decrease in the amount of these kinds of commissions we receive could adversely affect our results of operations.

Approximately 3% of our revenues consists of supplemental and contingent commissions we receive from insurance carriers. Supplemental and contingent commissions are paid by insurance carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, we are unable to meet insurance carriers’ profitability, volume or growth thresholds, or insurance carriers increase their estimate of loss reserves (over which we have no control), actual supplemental and contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to obtain payment from our clients or insurer trading partners of the amounts they owe us for the work we perform. As of December 31, 2021, our receivables for our commissions and fees were approximately $210.3 million, or approximately 14.7% of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.

Macroeconomic or political conditions could result in financial difficulties for our clients and insurer trading partners, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.

If our underwriting models contain errors or are otherwise ineffective or our underwriters do not demonstrate sufficient skill, our reputation and relationships with insurance carriers, retail brokers and agents could be harmed.

Our ability to attract insurance carriers, retail brokers and agents to our MGUs, programs and binding authority operations is significantly dependent on our ability to effectively evaluate risks in accordance with insurer underwriting policies. Our business depends significantly on the accuracy and success of our underwriting model and the skill of our underwriters. To conduct this evaluation, we use proprietary underwriting models and third-party tools. If our underwriters do not perform with the expected level of skill or any of the models or tools that we use contain programming or other errors, are ineffective or the data provided by clients or third parties is incorrect or stale, or if we are unable to obtain accurate data from clients or third parties, our pricing and approval process could be negatively affected, resulting in potential violations of underwriting authority and loss of business. This could damage our reputation and relationships with insurance carriers, retail brokers and agents, which could harm our business, financial condition and results of operations.

Damage to our reputation could have a material adverse effect on our business.

Our ability to attract and retain clients, employees, investors, capital and insurer trading partners is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters could erode trust and confidence and damage our reputation among existing and potential clients which in turn could make it difficult for us to maintain existing clients and attract new ones. Damage to our reputation due to a failure to proactively communicate to stakeholders on changes in strategy and business plans could further affect the confidence of our clients, regulators, creditors, investors, insurer trading partners and other parties that are important to our business, having a material adverse effect on our business, ability to raise capital, financial condition, and results of operations.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the Ryan Specialty brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to the brand.

Our current market share may decrease as a result of disintermediation within the insurance industry, including increased competition from insurance companies, technology companies and the financial services industry, as well as the shift away from traditional insurance markets.

The insurance intermediary business is highly competitive and we actively compete with numerous firms for clients and insurance company trading partners, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our clients to self-insure and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents or brokers. In addition, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.

In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups, parametric insurance and non-insurance capital markets. While we collaborate and compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.

Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, the Attorney General of the State of New York brought charges against members of the insurance brokerage community for anti-competitive practices. These actions have created uncertainty concerning long-standing methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

Changes in our accounting estimates, assumptions or methodologies, or changes in accounting guidance generally, could adversely affect our results of operations or financial condition.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, which could materially affect the consolidated financial statements. Future changes in accounting standards or accounting guidance generally could also have an adverse impact on our results of operations and financial condition.

We are subject to risks associated with the current interest rate environment and to the extent we incur debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Certain of our financial arrangements use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the “FCA”) announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Regulators across the world have proposed and/or endorsed alternative reference rates to use as the alternative to the applicable Interbank Offered Rate (“IBOR”) subject to that regulator’s supervision for use in derivatives and other financial contracts indexed to the applicable IBOR. For instance, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprising large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average (“SONIA”), an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. Market participants are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. In March 2021, the Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (a) immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the one-week and two-month U.S. dollar setting and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our debt, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and we may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations payable by us under our credit facilities.

As of December 31, 2021 and 2020, the Company’s primary exposure was debt instruments referencing LIBOR-based rates which includes $1.63 billion and $1.65 billion in Term Loan debt, respectively. As such, any potential effect of any such event on our cost of capital, interest rate exposure and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

We are currently evaluating the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR interest rate. We will continue to actively assess the related opportunities and risks associated with the transition and monitor related proposals and guidance published by ARRC and other alternative-rate initiatives, with an expectation that we will be prepared for a termination of LIBOR benchmarks after 2021.

Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and adversely affect our financial condition or results.

Operating funds available for corporate use were $387.0 million and $312.7 million at December 31, 2021 and 2020, respectively, and are reported in Cash and cash equivalents. Funds held on behalf of clients and insurers were $752.7 million and $583.1 million at December 31, 2021 and 2020, respectively, are reported in fiduciary cash and receivables on the balance sheet, and are held in fiduciary bank accounts. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced, as have been experienced in certain jurisdictions in the EU. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.

We are exposed to risk of impairment of goodwill and intangibles; specifically, our goodwill may become impaired in the future.

As of December 31, 2021, we have $1.3 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We review goodwill for impairment at the reporting unit level, which coincides with the operating business. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. We completed our most recent evaluation of impairment for goodwill as of October 1, 2021 and determined that the fair value of goodwill is not less than its carrying value. We will also consider qualitative and quantitative developments between the date of the goodwill impairment review, October 1 and December 31 to determine if an impairment may be present. No impairments were recorded for the years ended December 31, 2021 and 2020. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. For additional discussion, see “Note 2—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Other Intangible Assets” to the consolidated financial statements included elsewhere in this annual report.

As of December 31, 2021, we have $573.9 million of amortizable intangible assets, primarily consisting of customer relationship intangibles acquired in connection with the All Risks Acquisition. The carrying value of these intangible assets is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that the carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended December 31, 2021 and 2020.

The COVID-19 pandemic and the resulting governmental and societal responses, the severity and duration of the pandemic, and the resulting impact on the U.S. economy and the global economy, may materially and adversely affect the Company’s business, liquidity, clients, insurance carriers, other trading partners and third parties.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced. Since then, COVID-19 has spread across the world, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to evolve. The COVID-19 pandemic and variant strains have created significant volatility, uncertainty and economic disruption, which could adversely affect our business and may materially and adversely affect our financial condition, results of operations and cash flows.

While there has been overall improvement in the global economy due to progress in the development and distribution of vaccines, the COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption, including as a result of recent developments from the Delta and Omicron variants. While there have been no material adverse impacts on our results of operations, business or financial condition, we continue to closely monitor the situation and its potential impacts on our business, such as disruptions of marketing efforts, training of new employees, and the inability to connect in person with new and existing clients. The potential for new strains of COVID-19 to emerge and the ongoing logistics of vaccine distribution and acceptance could result in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic; business closures, travel restrictions, social distancing and other actions taken to contain and treat COVID-19; responses by departments of insurance, other regulators, legislators and court decisions addressing the insurance market; the ongoing effectiveness of vaccines and therapies and other actions taken to contain and treat the virus as new variants emerge; the impact of the pandemic on economic activity; the extent and duration of the effect on client demand and buying patterns; the emergence of new strains of the virus and any future resurgences of COVID-19; and any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

As the COVID-19 pandemic and any associated protective or preventative measures continue in the United States and around the world, we may experience disruptions to our business, including:

•
laws or regulations providing premium relief to insureds, which could result in a non-payment by a direct or indirect client for which we become responsible;
•
travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business;
•
alternative working arrangements, including teammates working remotely, which could negatively impact our business should such arrangements remain for an extended period of time; and
•
failure of third parties upon which we rely to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties.

We cannot predict the impact that COVID-19 will continue to have on our clients, retail brokers, agents, insurance carriers, suppliers, trading partners and other third-party contractors, and each of their financial conditions; however, any material effect on these parties could adversely impact us. Further, should any key employees become ill from the coronavirus and unable to work, the attention of our management team could be diverted. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of the virus’ global economic impact. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

To mitigate the economic impact caused by COVID-19, certain governmental entities have declared or proposed a “grace period” on the collection of insurance premiums. To date, this has had a limited effect on our commission revenues, typically calculated as a percentage of premium, however it is unclear if such grace periods will delay our receipt of revenues in the future as we continue to incur compensation and operating expenses related to serving our clients. In addition, certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers’ compensation claims for COVID-19 losses despite applicable policy exclusions and other objections to coverage as raised by insurers. Retroactively expanding business interruption or other coverages could materially negatively affect underwriting enterprises, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from underwriting enterprises. Other regulations and legislation would require underwriting enterprises to return premiums to clients on certain lines of coverage. To date, such requirements have had a limited effect on us, however, it is unclear whether the impact such regulations and legislation will have on us in the future as it is possible that we could be asked to disgorge commission revenues related to such premiums.

We expect that certain segments of our employee population will return to working in our offices in April 2022 if the pandemic continues to subside. As office operations begin to resume and/or return to pre-pandemic status, new potential legal liabilities are created regarding workplace safety and employee rights.

These and other disruptions related to COVID-19 could materially and adversely affect our business, financial condition, results of operations and cash flows. Further, the potential effects of COVID-19 also could impact many of our risk factors disclosed elsewhere in this Annual Report. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in this Annual Report remain uncertain.

If we cannot maintain our corporate culture as we grow, our business may be harmed.

We believe that our corporate culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand in both the United States and internationally. As we grow and mature as a public company and grow internationally, we may find it difficult to maintain our corporate culture.

Furthermore, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact corporate culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as our employees work remotely due to the pandemic we may need to reallocate our investment of resources and closely monitor a variety of regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees or if we fail to preserve our corporate culture, it could materially impair our ability to service and attract new clients, all of which would materially and adversely affect our business, financial condition and results of operations.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.

We have experienced significant revenue growth in recent periods. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

•
price our products effectively so that we are able to attract and retain clients without compromising our profitability;
•
attract new clients, successfully deploy and implement our products, obtain client renewals and provide our clients with excellent client support;
•
attract and retain talented Producers, managers, executives and other employees;
•
increase our network of insurer trading partners;
•
adequately expand, train, integrate and retain our wholesale brokers and underwriters and other new employees, and maintain or increase our sales force’s productivity;
•
enhance our information, training and communication systems to ensure that our employees are well coordinated and can effectively communicate with each other and clients;
•
improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•
successfully create new distribution channels;
•
successfully introduce new products and enhance existing products;
•
successfully introduce our products to new markets inside and outside of the United States;
•
successfully compete against larger companies and new market entrants; and
•
increase awareness of our brand.

We may not successfully accomplish any of these objectives and, in particular, COVID-19 may impact our ability to successfully accomplish any of the above, and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to operate as a public company, continue to invest in research and development and technology infrastructure, and expand our operations internationally. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

As we expand our business, it is important that we continue to maintain a high level of client service and satisfaction. If we are not able to continue to provide high levels of client service, our reputation, as well as our business, results of operations and financial condition, could be adversely affected.

We may lose clients or business as a result of consolidation within the retail insurance brokerage industry.

We derive a substantial portion of our business from our relationships with retail insurance brokerage firms. There has been considerable consolidation in the retail insurance brokerage industry, driven primarily by the acquisition of small and mid-size retail insurance brokerage firms by larger brokerage firms, financial institutions or other organizations. We expect this trend to continue. As a result, we may lose all or a substantial portion of the business we obtain from retail insurance brokerage firms that are acquired by other firms who have their own wholesale insurance brokerage operations or established relationships with other wholesale insurance brokerage firms. To date, our business has not been materially affected by consolidation among retail insurance brokers. However, we cannot be assured that we will not be affected by industry consolidation that occurs in the future, particularly if any of our significant retail insurance brokerage clients are acquired by retail insurance brokers with their own wholesale insurance brokerage operations or preferred relationships with wholesalers other than Ryan Specialty.

If any of our MGA or MGU programs are terminated or changed, our business and operating results could be harmed.

In our Underwriting Management Specialty, we act as an MGA or an MGU for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our Underwriting Management Specialty generated 20.3% and 19.6% of our consolidated total net commissions and fees for 2021 and 2020, respectively. Our MGA and MGU programs are governed by contracts between us and the insurance carriers. These contracts establish, among other things, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA or MGU programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA or MGU programs will not be terminated or modified in the future. Moreover, we cannot be assured that we will be able to replace any of our MGA or MGU programs that are terminated with a similar program with other insurance carriers.

Our business strategy includes plans to continue to make acquisitions and we face risks associated with the evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business and markets.

As part of our business strategy, we have made and intend to continue to make acquisitions, including acquisitions in lines of business that are natural adjacencies. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, and successfully integrate them into our existing businesses.

If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. Many of the businesses and assets that we have acquired or may acquire have unaudited historical financial statements or records that have been, or will be, prepared by the management of such companies and have not been, or will not be, independently reviewed or audited. We cannot assure you that the financial statements or records of companies or assets we have acquired or may acquire would not, or will not, be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

In addition, many of the businesses that we acquire and develop will likely have smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected.

From time to time, either through acquisitions or internal development, we enter new distribution channels, lines of business or offer new products and services within existing lines of business. These new distribution channels, lines of business or new products and services present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources to recruit, hire and retain personnel and develop the products, the risks involved with the management of the integration process and development of new processes and systems to accommodate complex programs, and the risk of financial guarantees and additional liabilities associated with these efforts.

Failure to manage these risks arising from acquisitions or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.

Our growth strategy may involve opening new offices, entering new product lines or establishing new distribution channels, and will involve hiring new brokers and underwriters, which will require substantial investment by us and may adversely affect our results of operations and cash flows in a particular period.

Our ability to grow organically depends in part on our ability to open new offices, enter new product lines, establish new distribution channels and recruit new wholesale brokers and underwriters. We can provide no assurances that we will be successful in any efforts to open new offices, develop de novo product lines, establish new distribution channels or hire new wholesale brokers or underwriters. The costs of opening a new office, entering a new product line, establishing a new distribution channel and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancellable lease agreements. The cost of investing in new offices, brokers and underwriters may affect our results of operations and cash flows in a particular period. Moreover, we cannot assure you that we will be able to recover our investment in new offices, brokers or underwriters or that these offices, brokers and underwriters will achieve profitability.

Although we do not currently have any specific plans to open new offices over the next 12 months, we do expect to open one or more new offices on account of our growth or acquisitions in the future.

Our business performance and growth plans could be negatively affected if we are not able to gain internal efficiencies through the application of technology or effectively apply technology in facilitating operations and driving value for our clients through innovation and technology-based solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investments and the attention of the management team could be diverted.

Our success depends, in part, on our ability to develop and implement technology-based solutions that anticipate or keep pace with rapid and continuing changes in technology, operational needs, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, keep pace with insurtech, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems and digital distribution platforms will achieve the intended efficiencies, and such unrealized savings or benefits could affect our results of operations. There is no assurance that our technological investments will properly facilitate our operational needs, and any failure of technology and automated systems to function or perform as expected could harm our operations, business and financial condition. Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in The Connector. Our competitors are developing competing online platforms, and their success in this space may impact our ability to differentiate our services to our clients through the use of novel technological solutions. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow to innovate or unable to take advantage of these developments.

We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control. For example, starting each de novo MGU or insurance program takes a certain amount of investment before we are able to secure insurance carriers to support the underwriting, which is a precursor to entering the marketplace. Even after securing insurance carriers, we may not be able to compete effectively with other products in the marketplace on pricing, terms and conditions in order to be successful. The development and implementation of these offerings also may divert the attention of our management team.

We rely on data from our clients and third parties for pricing and underwriting our insurance policies, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.

We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from third parties, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should any third party refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.

Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.

We face a variety of risks in our third-party claims administration operations and claims advocacy functions that are distinct from those we face in our insurance intermediary operations.

Our third-party claims administration operations and claims advocacy functions (which represent a de minimis percentage of revenue) face a variety of risks distinct from those faced by our insurance intermediary operations, including the risks that:

•
the favorable trend among both insurance companies and self-insured entities toward outsourcing various types of claims administration and risk management services may reverse or slow, causing our revenues or revenue growth to decline;
•
contracting terms will become less favorable or the margins on our services may decrease due to increased competition, regulatory constraints, or other developments;
•
our claims administration revenue is impacted by volumes, which are dependent upon a number of factors and difficult to forecast accurately;
•
economic weakness or a slowdown in economic activity could lead to a reduction in the number of claims we process;
•
we may be unable to obtain licenses necessary for expansion into additional jurisdictions;

•
we may be unable to develop further efficiencies in our claims-handling and administration services and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations;
•
insurance companies or certain large self-insured entities may create in-house servicing capabilities that compete with our services; and
•
providing claims handling, administration and advocacy services exposes us to claims from our clients, lawsuits from policyholders dissatisfied with the outcome of a claim adjustment or settlement and risks associated with handling client funds for purposes of making claims and claims expense payments.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Our premium finance referral business is exposed to some of the economic risks of premium finance companies, including a higher risk of delinquency or collection, and could expose us to losses.

We assist in the placement of premium finance solutions through Stetson Insurance Funding, LLC (“Stetson”), an entity licensed to refer premium financing arrangements, for the payment of premiums due on insurance coverage. While we are licensed to originate loans, at present we exclusively distribute on behalf of third-party capital providers. As of December 31, 2021 and 2020, we had no insurance premium finance loans outstanding. Nonetheless, as a participant in the placement of premium financing, Stetson is dependent upon the success of the companies to which we make referrals. Insurance premium finance arrangements involve a different, and possibly higher, risk of delinquency or collection than our other operations because these loans are originated, and many times funded, through relationships with unaffiliated insurance retail brokers and agent. If our referrals default on premium finance arrangements at a rate which is found to be unacceptable, premium finance companies might in the future refuse to accept referrals from us.

The reinsurance industry is highly competitive and cyclical and certain subsidiaries and entities in which we have invested may not be able to compete effectively in the future.

The reinsurance industry is highly competitive and has historically been cyclical. Through our indirect investment in Geneva Re, Ltd. (“Geneva Re”), we compete with numerous reinsurance companies throughout the world. Many of these competitors may have greater financial, marketing and management resources available to them, including greater revenue and scale, have established long-term and continuing business relationships throughout the reinsurance industry and may have higher financial strength ratings, which can be a significant competitive advantage for them.

Soft market conditions could lead to a significant reduction in reinsurance premium rates and less favorable contract terms which could negatively affect the return on our investment in Geneva Re and the commissions earned by Ryan Re. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions.

In recent years, the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from non-traditional sources of capital, such as insurance-linked funds or collateralized special purpose insurers, predominantly in the property catastrophe excess reinsurance market. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, parametric reinsurance, industry loss warranties and other risk-linked products that facilitate the ability of non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. This alternative capacity is also expanding into lines of business other than property catastrophe reinsurance.

The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations and cash flows.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyberterrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our insurance carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our supplemental or contingent commissions, which are primarily driven by growth and profitability metrics. A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as a security incident or attack, a natural disaster, climate event, terrorist attack, civil unrest, pandemic, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel and office facilities, and the proper functioning of computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose access to key executives, personnel or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses.

The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.

Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include the possibility we would be subject to, unstable governments and economies, and potential governmental actions affecting the flow of goods, services, and currency.

Furthermore, the U.K.’s withdrawal from the EU (“Brexit”) has created uncertainty about the future relationship between the U.K. and the EU, including the operations and structure of the specialist insurance market, Lloyd’s. As the U.K. and EU continue to navigate a post-Brexit environment, we are uncertain about the evolving agreements they will reach on topics such as financial laws and regulations, tax and free trade, immigration, and employment. We have operations and a workforce in the U.K. that enjoyed certain benefits based on the U.K.’s membership in the EU. The remaining lack of clarity about Brexit and the future U.K. laws and regulations creates uncertainty for us as the ultimate outcome of these ongoing negotiations may affect our business and operations. We may be required to incur additional expense as we adapt to the political and regulatory environment post-Brexit. This may include legal entity structure changes or adjusting the way we engage with some of our European and U.K. clients. While we have implemented plans and adapted to the current post-Brexit environment, we continue to examine various impacts to our business and operating models in an effort to develop solutions to address any of the potential outcomes of the negotiations, so our organization can continue to provide our clients with the services and expertise they require. We also cannot be certain that regulators in other EU countries will continue to grant us the permissions or licenses we seek to operate our business in those countries. We have and will continue to invest time and resources as we navigate the effects of Brexit, and the uncertainty related thereto, on our business and operations. The uncertainty surrounding Brexit not only potentially affects our business in the U.K. and the EU, but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial losses from our cash and investment accounts if one of the financial institutions that we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”).

We maintain cash and investment balances, including funds held in a fiduciary capacity, held in premium trust accounts, at numerous depository institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the depository institutions with which we maintain significant cash balances were to fail or be taken over by the FDIC, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and potential material financial losses.

Our offices are geographically dispersed across the United States, the United Kingdom, Canada and Europe, and we may not be able to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices, which could harm our business and operating results.

At December 31, 2021, we had 102 offices across the United States, the United Kingdom, Canada and Continental Europe. Some of these offices are under the day-to-day management of individuals who previously owned acquired businesses or played a key role in the development of an office. These individuals may not report negative developments that occur in their businesses to management on a timely basis because of, among other things, the potential damage to their reputation, the risk that they may lose all or some of their operational control, the risk that it could impair financial earnouts or incentive compensation, or the risk that they may be personally liable to us under the indemnification provisions of the agreements pursuant to which their businesses were acquired. Moreover, there can be no assurances that management will be able independently to detect adverse developments that occur in particular offices. We review the performance of our offices on a monthly basis, maintain frequent contact with all of our offices and work with our offices on an annual basis to prepare a detailed operating budget for revenue production by office. Although we believe that these and other measures have allowed us generally to detect and address known operational issues that might have a material effect on our operating results, they may not detect all issues in time to permit us to take appropriate corrective action. Our business and operating results may be harmed if our management does not become aware, on a timely basis, of negative business developments, such as the possible loss of an important client, threatened litigation or regulatory action, or other developments.

In addition, our ability to grow organically will require the cooperation of the individuals who manage our offices. We cannot assure you that these individuals will cooperate with our efforts to improve the operating results in offices for which they are not directly responsible. Our dispersed operations may impede our integration efforts and organic growth, which could harm our business and operating results.

We rely on third parties to perform key functions of our business operations enabling our provision of services to our clients. These third parties may act in ways that could harm our business.

We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, support functions and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation, and harm to our business.

Our international operations expose us to various international risks that could adversely affect our business.

Our operations are conducted in numerous countries including the United States, United Kingdom, Canada and Continental Europe as of December 31, 2021. Accordingly, we are subject to regulatory, legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including the potential for:

•
difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;
•
hyperinflation in certain foreign countries;
•
extensive and conflicting regulations in the countries in which we do business;
•
imposition of investment requirements or other restrictions by foreign governments;
•
longer payment cycles;
•
greater difficulties in collecting accounts receivable;
•
insufficient demand for our services in foreign jurisdictions;
•
our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;
•
the reliance on or use of third parties to perform services on our behalf;
•
disparate tax regimes;
•
restrictions on the import and export of technologies; and
•
trade barriers.

Adverse global economic conditions, geopolitical tensions and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.

Our performance can be affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s recent incursion into Ukraine, ongoing disputes between the United States and China, economic sanctions, the increased price of oil and heightened concerns about cyber attacks. Inflation and hyper-inflation have resulted in market volatility, increasing global tensions and created uncertainty for global commerce. Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, financial condition and results of operations.

Our non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.

Approximately three percent of our revenues for the years ended December 31, 2021 and 2020 were generated outside of the United States. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. Exchange rate movements may change over time, and they could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, financial condition, results of operations and cash flow. For additional discussion, see “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of this Annual Report.

Risks Related to Legal and Regulatory Requirements

Our businesses are subject to governmental regulation, which could reduce our profitability, limit our growth, or increase competition.

Our businesses are subject to legal and regulatory oversight throughout the world, including by U.S. state regulators, under the U.K. Companies Act and the rules and regulations promulgated by the FCA, the Foreign Corrupt Practices Act (the “FCPA”), the Bribery Act of 2010 in the U.K. (the “U.K. Bribery Act”), and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, anti-money laundering, wage and hour standards, employment and labor relations, anti-competition, and anticorruption. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our clients, insurance carriers and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.

Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The General Data Protection Regulation (the “EU GDPR”), effective in May 2018, creates a range of new compliance obligations, increases financial penalties for noncompliance, and extends the scope of the EU data protection law to all companies processing data of EU residents, wherever the company’s location. Complying with the EU GDPR will cause us to incur operational costs and may require us to change our business practices. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. Following the implementation of the EU GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Additionally, some countries have also proposed sweeping new data protection laws. For example, Canada is proposing significant changes to its federal privacy law. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions that adopt laws similar to the EU GDPR or regulatory frameworks of equivalent complexity.

Following Brexit, the UK has implemented legislation similar to the EU GDPR (the “UK GDPR”), including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU Member States and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (the “EEA”) to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

In the United States, the California Consumer Privacy Act (the “CCPA”) came into effect in January 2020 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Following the passage of the CCPA, multiple other U.S. states have introduced similar bills, some more comprehensive than the CCPA. For example, in 2021, Virginia and Colorado each enacted comprehensive consumer data protection legislation, which will also become effective in 2023. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape. Additionally, also in California, one of the laws effective in 2023, the California Privacy Rights Act (the “CPRA”) will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. There is also continued legislative interest in passing a federal privacy law. In addition to data protection laws, countries and states in the United States are enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2017 cybersecurity regulations which imposed an array of detailed security measures on covered entities. These requirements were phased in and the last of them came into effect on March 1, 2019. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

Our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increase our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject.

Our continuing ability to provide insurance broking and underwriting services in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing our managing general underwriting services for an insurer, we may have to contend with regulations affecting our clients.

Our business is subject to risks related to legal proceedings and governmental inquiries.

We are subject to litigation, regulatory and other governmental investigations and claims arising in the ordinary course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage, or any ultimate liabilities may exceed our coverage. We may be subject to actions and claims relating to the sale of insurance or our other operations, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, our trading partners may seek to recoup commissions or other compensation paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on our business, financial condition and results of operations.

We must comply with and are affected by various laws and regulations, as well as regulatory and other governmental investigations, that impact our operating costs, profit margins and our internal organization and operation of our business. The insurance industry, including the premium finance business, has been subject to a significant level of scrutiny by various regulatory and governmental bodies, including state attorneys general offices and state departments of insurance, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of supplemental and contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, the collection of broker fees, which we define as fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies, bid rigging and related matters. From time to time, our subsidiaries receive informational requests from governmental authorities.

There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed, or could impose, additional obligations on us with respect to our products sold. Some insurance companies have agreed with regulatory authorities to end the payment of supplemental or contingent commissions on insurance products, which could impact our commissions that are based on the volume, consistency and profitability of business generated by us.

In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, the Attorney General of the State of New York brought charges against members of the insurance brokerage community for anti-competitive practices. These actions have created uncertainty concerning long-standing methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

We cannot predict the impact that any new laws, rules or regulations may have on our business, financial condition and results of operations. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.

Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to client relationships or diversion of personnel and management resources.

We are subject to a number of, or may become subject to, E&O claims as well as other contingencies and legal proceedings which, if resolved unfavorably to us, could have an adverse effect on our results of operations.

We assist our clients with various matters, including placing insurance, advocating with respect to claims, handling related claims and facilitating premium financing. E&O claims against us may result in potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify insurance carriers of claims on behalf of clients, provide insurance carriers with complete and accurate information relating to the risks being insured, or properly exercise our delegated authority to underwrite or bind coverage, issue policies or other documents or provide proper notices to insureds. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claimants may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on our financial position, earnings and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.

We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2021, our E&O insurance policy tower has a $100,000,000 limit per occurrence and in the aggregate, and we are responsible for paying a self-insured retention of up to $2,500,000 per claim. If we exhaust or materially deplete our coverage under our E&O policy, it would have a significant adverse financial impact. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant, and may also be adversely affected by disputes we may have with our insurers over coverage.

Our handling of client funds and surplus lines taxes exposes us to complex fiduciary regulations.

We collect premiums from insureds and, after deducting our commissions and fees, remit the premiums to insurers. We also collect claims or refunds from insurers on behalf of insureds, which are remitted to those insureds. We also collect surplus line taxes for remittance to state taxing authorities. Consequently, at any given time, we may hold funds of our clients, insurer trading partners and taxes, and we are subject to various laws and regulations governing the holding, management, and investing of these client and tax funds. Any loss, theft or misappropriation of these funds, caused by employee or third-party fraud, execution of unauthorized transactions, errors relating to transaction processing, or other events could subject us, in addition to claims brought forth by insureds, insurers and insurance intermediaries, to fines, penalties and reputational risk as a result of fiduciary breach and adversely affect our results of operations.

While we are in possession of client, insurer trading partner and tax funds, we may invest those funds in certain short-term high-quality securities, such as AAA-rated money market funds as rated by Moody’s. We could experience significant losses if those securities decline in value for any reason. Additionally, if the institution with which they are held experiences any illiquidity or insolvency event, we may not be able to access client funds timely, if at all, which could significantly affect our results of operations and financial condition and expose us to additional legal and regulatory fines or sanctions.

Our Company’s regulatory oversight generally also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client, insurer trading partner and tax funds held in a fiduciary capacity.

Changes in tax laws or regulations that are applied adversely to us or our clients may have a material adverse effect on our business, cash flow, financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rate and cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations. We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project (“BEPS”) initiated by the Organization for Economic Co-operation and Development (OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Further details regarding implementation of these rules are expected to be finalized in the near future. These rules, should they implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

Proposed tort reform legislation, if enacted, could decrease demand for casualty insurance, thereby reducing our commission revenues.

Legislation concerning tort reform has been considered, from time to time, in the United States Congress and in several state legislatures. Among the provisions considered in such legislation have been limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits. Enactment of these or similar provisions by Congress, or by states in which we sell insurance, could reduce the demand for casualty insurance policies or lead to a decrease in policy limits of such policies sold, thereby reducing our commission revenues.

Regulations affecting insurance carriers with whom we place business affect how we conduct our operations.

Insurers are also regulated by state insurance departments for solvency issues and are subject to reserve requirements. We cannot guarantee that all insurance carriers with which we do business comply with regulations instituted by state insurance departments. We may need to expend resources to address questions or concerns regarding our relationships with these insurers, diverting management resources away from operating our business.

Risks Related to Our Intellectual Property and Cybersecurity

We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results.

While we manage some of these systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown or interruption from a variety of sources, including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods of attack. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.

For example, in mid-April 2021, we first became aware that the Company might have been the victim of a cyber-phishing event and thereafter confirmed through an investigation that unauthorized access was gained to the email accounts of five of our employees. In response to this event, the Company took immediate action to secure the compromised email accounts and to prevent the unauthorized person(s) from continuing to have access, or gaining future access, to the Company’s accounts or related information. Additionally, the Company implemented additional employee training to educate and more effectively identify phishing scams and to better understand the purpose and function of the Company’s security applications, which were in operation at the time of this incident. The Company also reassessed and modified its approach to cybersecurity training for newly on-boarded employees and contractors.

Although the Company does not believe that the security event is material or that it had a material impact on the Company’s business, operating results or financial condition, our investigation is complete and we believe that this event resulted in the personal identifiable information of fewer than 2,000 individuals having been potentially accessible without authorization within the email accounts. We believe we have complied with applicable laws in notifying these individuals, either directly or through substitute notice, offering information, resources and up to two years of credit monitoring, as well as providing proper notice to various governmental departments and agencies and state regulators, including departments of insurance and other such departments or agencies with oversight over regulated insurance entities. If we failed to make such notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with the incident, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third party claims against the Company, including class-action lawsuits. Moreover, future incidents of this nature that could occur with respect to our systems or the systems of our third-party service providers, as well as any other security incident or other misuse or disclosure of our participant or other data could lead to improper use or disclosure of Company information, including personally identifiable information obtained from our participants, and information from employees. Any such incident or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.

If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. While we select our clients and third-party vendors carefully, cyberattacks and security breaches at a client or vendor could adversely affect our ability to deliver products and services to its customers and otherwise conduct its business and could put our systems at risk. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.

We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, and operating results, and require us to incur significant expense to address and remediate or otherwise resolve such issues. In order to maintain the level of security, service, compliance and reliability that our clients and laws of various jurisdictions require, we will be required to make significant additional investments in our information technology systems on an ongoing basis.

Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or counterparties, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputation damage, which in turn could have an adverse effect on our reputation, regulatory compliance status, operations, sales and operating results.

We maintain confidential, personal and proprietary information relating to our Company, our employees and our clients. This information includes personally identifiable information, protected health information, and financial information. We are subject to data privacy laws and regulations relating to the collection, use, retention, security and transfer of this information. The inability to adhere to or to successfully implement processes and controls in response to these laws, rules and regulations could impair our reputation, restrict our ability to operate in certain jurisdictions, or result in additional legal liability, which in turn could adversely impact our reputation, regulatory compliance status, operations, sales and operating results. See, for example, our disclosure relating to an April 2021 cyber-phishing event involving unauthorized access to email accounts under “—We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales and operating results.”

Infringement, misappropriation or dilution of our intellectual property could harm our business.

We believe our trademarks have significant value and that this and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Some of our most important brand names, including “RSG”, "Ryan Specialty" and “RT Specialty,” are not registered, and we rely on common law trademark protection to protect this intellectual property. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may misappropriate our intellectual property, and in the course of litigation, such competitors and other third parties occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use any of our brand names or trademarks.

Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, clients, strategic partners and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many foreign jurisdictions and effective trademark, copyright and trade secret protection may not be available in every country or jurisdiction in which we offer our services. Additionally, our competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.

In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings. Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages, and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position and subject us to restrictions and limitations that could significantly affect our ability to operate.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2021, after giving effect to our issuance of $400 million in 4.375% Senior Secured Notes (the "Notes") on February 3, 2022 and the use of proceeds therefrom, we would have had, on a consolidated basis, $2,029 million aggregate principal amount of outstanding indebtedness, including $400.0 million related to the Notes, $1,629 million of borrowing under our Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and no borrowings under our Revolving Credit Facility. After giving effect to the Notes offering and the use of proceeds therefrom, we would have had commitments available to be borrowed under the Revolving Credit Facility of $598.7 million (including $1.3 million of undrawn letters of credit), subject to customary conditions, all of which would be secured on a first-priority basis if borrowed. The Credit Agreement contains covenants that, among other things, restrict our ability to incur additional debt or amend other debt instruments, pay certain distributions, change the composition of our business, sell or dispose of certain assets, create liens, enter into certain transactions with affiliates or make certain investments. Further, the Credit Agreement limits our ability to issue certain types of equity which have debt-like features, treating such in a manner consistent with that of issuances of debt instruments. Pursuant to the Credit Agreement, we are required to comply with a leverage-based financial maintenance covenant applicable when our borrowings under the Revolving Credit Facility exceed 35% of the corresponding commitments from lenders. In addition, subject to restrictions in the agreements governing our existing and future indebtedness, we may incur additional indebtedness. Our substantial indebtedness could have significant effects on our business and consequences to holder of the Notes. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including the Notes and the indebtedness governed by our Credit Agreement;
•
increase our vulnerability to adverse changes in prevailing economic, industry and competitive conditions, including recessions and periods of significant inflation and financial market volatility;
•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy and other general corporate purposes;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
increase our cost of borrowing;
•
restrict us from exploiting business opportunities;
•
place us at a disadvantage compared to our competitors that have fewer indebtedness obligations; and
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, indebtedness service requirements, execution of our business strategy and other general corporate purposes.

We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, indebtedness service requirements (including payments on the Notes) and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

We are required to regularly pay interest on our debt, and to repay debt principal, and we bear risk associated with retiring or refinancing principal as our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations, and to fund acquisitions, internal investments and capital expenditures is determined by our ability to generate cash from operations, which in turn is subject to general economic, industry, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. Interest and principal obligations reduce our ability to use that cash for other purposes, including working capital, distributions, acquisitions, capital expenditures and general corporate purposes. If we cannot service our debt obligations, we may have to take actions such as selling assets, raising equity on terms dilutive to existing stockholders, or reducing or delaying acquisitions, capital expenditures or investments, any of which could limit our ability to execute our business strategy.

A failure to comply with the restrictions under the agreements governing our debt could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Agreement governing our Term Loan and Revolving Credit Facility could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur significantly more indebtedness in the future, resulting in higher leverage. The indenture that governs the Notes and the Credit Agreement governing our Term Loan and Revolving Credit Facility allows us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial. Our ability to recapitalize, incur additional debt and take a number of other actions that are not prohibited by the terms of the Notes or the Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our debt when due, and may also require us to dedicate a substantial portion of our cash flow from operations to payments on our other indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by general economic, industry, financial, business, competitive, legislative, regulatory and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit worthiness, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. Refinancings may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. It cannot be assured that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Our business, and therefore our results of operations and financial condition, may be adversely affected by further changes in the U.S.-based credit markets.

Although we are not currently experiencing any limitation of access to our Revolving Credit Facility and are not aware of any issues impacting the ability or willingness of our lenders under such Revolving Credit Facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that Revolving Credit Facility, which over time could negatively impact our ability to consummate acquisitions or make other capital expenditures. Tightening conditions in the credit markets in future years could adversely affect the availability and terms of future borrowings or renewals or refinancing.

Our credit ratings are subject to change.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing agency. Each agency’s rating should be evaluated independently of any other agency’s rating.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our competitive position and results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•
develop and enhance our product offerings;
•
continue to expand our organization;
•
hire, train and retain employees;
•
respond to competitive pressures or unanticipated working capital requirements; or
•
pursue acquisition opportunities.

The agreements governing our debt, including the Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business and to make payments on the Notes.

The indenture that governs the Notes and the Credit Agreement that governs our Term Loan and Revolving Credit Agreement impose, and future financing agreements, may impose, operating and financial restrictions on our activities. In particular, the agreements limit or prohibit our ability to, among other things:

•
incur additional debt and guarantees;
•
pay distributions or dividends and repurchase stock;
•
make other restricted payments, including, without limitation, certain restricted investments and certain repayments of other debt;
•
create liens;
•
enter into agreements that restrict dividends from subsidiaries;
•
engage in transactions with affiliates; and
•
enter into mergers, consolidations or sales of substantially all of our assets.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us or at all.

Risks Related to Our Organizational Structure

We are a holding company and our sole material asset is our ownership of LLC Common Units of RSG LLC, and, accordingly, we depend on distributions from RSG LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. RSG LLC's ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Common Units of RSG LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the Tax Receivable Agreement and pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of RSG LLC and its subsidiaries and distributions we receive from RSG LLC. There can be no assurance that RSG LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us in the future or that applicable state law and contractual restrictions, including negative covenants in debt instruments of RSG LLC and its subsidiaries, will permit such distributions.

RSG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of RSG LLC is allocated to the LLC Unitholders, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of RSG LLC. Under the terms of the LLC Operating Agreement, RSG LLC is obligated to make tax distributions to LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we may realize as a result of the Organizational Transactions, and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, as of December 31, 2021, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $272.1 million associated with the payments to be made to pre-IPO LLC Unitholders subject to the TRA. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders, and will be calculated without regard to any applicable basis adjustment from which we may benefit under Section 743(b) of the U.S. Internal Revenue Code of 1986, as amended (the "Code").

We intend to cause RSG LLC to make cash distributions to the owners of LLC Common Units in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.

However, RSG LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which RSG LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering RSG LLC or its subsidiaries insolvent. For instance, the Credit Agreement and the indenture restricts certain of our subsidiaries’ ability to pay dividends to us, subject to certain exceptions, including if such distributions meet certain requirements such as caps on amounts, pro forma leverage ratios and absence of defaults applicable to certain types of distributions, among others. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.

The Ryan Parties control us and their interests may conflict with or differ from the interests of our stockholders.

The Ryan Parties beneficially own approximately 75.1% of the LLC Common Units and are entitled to 10 votes per share of Class B common stock related thereto, thereby giving the Ryan Parties the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Because the Ryan Parties hold their economic ownership interest in our business through RSG LLC, rather than through the public company, the Ryan Parties may have conflicting interests with holders of shares of our Class A common stock. For example, the Ryan Parties may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions may take into consideration these tax considerations or other considerations even where no similar benefit would accrue to us.

Conflicts of interest could arise between our stockholders and the LLC Unitholders, which may impede business decisions that could benefit our stockholders.

The LLC Unitholders, are the only holders of LLC Common Units other than us, and have the right to consent to certain amendments to the LLC Operating Agreement, as well as to certain other matters. The LLC Unitholders may exercise these voting rights in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of the LLC Unitholders conflict with the interests of our stockholders. As we control RSG LLC, we have certain obligations to the LLC Unitholders that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.

The Tax Receivable Agreement requires us to make cash payments to the LLC Unitholders and Onex in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make may be substantial.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the current and former LLC Unitholders and Onex. Pursuant to the Tax Receivable Agreement, we may be required to make cash payments to the LLC Unitholders and Onex, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of RSG LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units, (ii) certain tax attributes of RSG LLC and subsidiaries of RSG LLC that existed prior to the IPO or to which we succeed as a result of certain aspects of the Organizational Transactions, (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of LLC Common Units, LLC Common Unit exchanges, the certain aspects of the Organizational Transactions, and the resulting amounts we are likely to pay out to the current or former LLC Unitholders and Onex, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2021, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $272.1 million associated with the payments to be made to pre-IPO LLC Unitholders subject to the TRA. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the LLC Unitholders and Onex under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders or Onex maintaining a continued ownership interest in RSG LLC.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by the LLC Unitholders and Onex, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.

The amounts that we may be required to pay to the LLC Unitholders and Onex under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (1) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (2) we breach any of our material obligations under the Tax Receivable Agreement or (3) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control, material breach or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to the LLC Unitholders and Onex that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the LLC Unitholders and Onex that do not benefit the other common stockholders to the same extent as they will benefit the LLC Unitholders and Onex.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the LLC Unitholders and Onex that do not benefit the holders of our common stock to the same extent. We have entered into a Tax Receivable Agreement with the LLC Unitholders and Onex, which provides for the payment by us to the LLC Unitholders and Onex, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Tax Attributes. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of future purchases of LLC Common Units and LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the LLC Unitholders and Onex pursuant to the Tax Receivable Agreement; however, as of December 31, 2021, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $272.1 million associated with the payments to be made to pre-IPO LLC Unitholders subject to the TRA. Although we will retain 15% of the amount of such tax benefits that are actually realized, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the Tax Attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the Tax Attributes, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected.

We will not be reimbursed for any payments made to the beneficiaries under the Tax Receivable Agreement in the event that any purported tax benefits are subsequently disallowed by the IRS.

If the IRS or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the Tax Receivable Agreement and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the agreement will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the Tax Receivable Agreement and may, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the Tax Receivable Agreement could exceed our actual tax savings, and we will not be able to recoup payments under the Tax Receivable Agreement that were calculated on the assumption that the disallowed tax savings were available.

In certain circumstances, RSG LLC will be required to make distributions to us and the LLC Unitholders and the distributions may be substantial.

RSG LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us and the LLC Unitholders. We intend to cause RSG LLC to make tax distributions quarterly to the LLC Unitholders (including us), in each case on a pro rata basis based on RSG LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code and based on an assumed tax rate. Funds used by RSG LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of RSG LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock, it will not be required to do so, and may in its sole discretion choose to use such excess cash for any other purpose depending upon the facts and circumstances at the time of determination.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States, and our tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
expiration of, or detrimental changes in, research and development tax credit laws; or
•
changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of RSG LLC, we control and manage RSG LLC. On that basis, we believe that our interest in RSG LLC is not an “investment security” under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in “investment securities.” However, if we were to lose the right to manage and control RSG LLC, interests in RSG LLC could be deemed to be “investment securities” under the 1940 Act.

We conduct our operations in a manner such that we believe we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Risks Related to Our Class A Common Stock

The dual-class structure of our common stock has the effect of concentrating voting control with the Ryan Parties, which includes our founder, chairman and chief executive officer, which limits your ability to influence the outcome of important transactions, including a change in control, and the Ryan Parties interests’ may conflict with ours or yours in the future.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. The Ryan Parties, which include our founder, chairman and chief executive officer, control approximately 71% of the voting power of our outstanding capital stock, which means that, based on their percentage voting power the Ryan Parties control the vote of all matters submitted to a vote of our stockholders. This control enables the Ryan Parties to control the election of the members of the Board and all other corporate decisions. Even when the Ryan Parties cease to control a majority of the total voting power, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval as set forth in a Director Nomination Agreement. Accordingly, for such period of time, the Ryan Parties will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.

In addition, we entered into a Director Nomination Agreement with the Ryan Parties and Onex that provides the Ryan Parties the right to designate (in each instance, rounded up to the nearest whole number if necessary): (i) all of the nominees (with the exception of the nominee of Onex, if applicable) for election to our Board for so long as the Ryan Parties control, in the aggregate, 50% or more of the total number of shares of our common stock beneficially owned by the Ryan Parties upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) 50% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 40%, but less than 50% of the Original Amount; (iii) 40% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 30%, but less than 40% of the Original Amount; (iv) 30% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 20%, but less than 30% of the Original Amount; and (v) 20% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 10%, but less than 20% of the Original Amount, which could result in representation on our Board that is disproportionate to the Ryan Parties’ beneficial ownership. Upon the death or disability of Patrick G. Ryan, or at such time that he is longer on the Board or actively involved in the operations of the Company, the Ryan Parties will no longer hold the nomination rights specified in (i) through (v); however, the Ryan Parties will have the right to designate one nominee for so long as the Ryan Parties control, in the aggregate, 10% or more of the Original Amount. Onex has the right to designate one nominee for election to our Board for so long as Onex controls more than 50% of the total number of shares of our common stock beneficially owned by Onex upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization. In addition, for so long as the Ryan Parties hold the nomination rights specified in (i) through (v), the Ryan Parties have the right to nominate the chairman of the Board. The Director Nomination Agreement also provides that the Ryan Parties and Onex may assign such rights to an affiliate. The Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Ryan Parties.

The Ryan Parties and their affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, the Ryan Parties and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours. Our certificate of incorporation provides that none of the Ryan Parties, any of their affiliates or any director who is not employed by us or our affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Ryan Parties also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Ryan Parties may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, respectively, could enhance their investment, respectively, even though such transactions might involve risks to you or may not prove beneficial.

Future transfers by the holders of LLC Common Units (who own an equal number of 10 votes per share Class B common stock related thereto) will generally result in those shares converting into shares of Class A common stock and the cancellation of the related Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. For a description of the dual-class structure, see Exhibit 4.4 filed with this Annual Report.

We cannot predict the future impact our dual-class structure may have on our stock price or our business.

We cannot predict whether our dual-class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences in the future. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. Because of the dual-class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

We are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the year following our first annual report required to be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we are undertaking various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

The requirements of being a public company strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we have incurred legal, accounting and other expenses that we did not previously incur. We have become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, particularly as we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to further invest, resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may result in a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

•
our dual-class common stock structure provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval;
•
these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•
these provisions provide for a classified board of directors with staggered three-year terms;
•
these provisions provide that, at any time when the Ryan Parties control, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•
these provisions prohibit stockholder action by consent in lieu of a meeting from and after the date on which the Ryan Parties control, in the aggregate, less than 40% of the voting power of our stock entitled to vote generally in the election of directors;
•
these provisions provide that for as long as the Ryan Parties control, in the aggregate, less than 40% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certain provisions of our certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•
these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, at any time when the Ryan Parties control, in the aggregate, at least 10% ownership of the outstanding Class B common stock, in the aggregate, such advance notice procedure does not apply to the Ryan Parties.

We have opted out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our certificate of incorporation contains a provision that provides us with protections similar to Section 203, and prevents us from engaging in a business combination with a person (excluding the Ryan Parties and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including actions to delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.

For information regarding these and other provisions, see Exhibit 4.4 to this Annual Report.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee or agent of ours owed to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the Company or any director, officer, employee or agent of ours arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws (as either may be amended, restated, modified, supplemented or waived from time to time) (iv) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or the bylaws (as either may be amended), (v) any action asserting a claim against the us or any director, officer, employee or agent of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This provision would not apply to any action or proceeding asserting a claim under the Securities Act of 1933 or the Exchange Act of 1934 for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, against us or any director, officer, employee or agent of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.

Future sales, or the possibility of future sales, of a substantial number of our shares of Class A common stock could adversely affect the price of our shares of Class A common stock.

Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. As of December 31, 2021, approximately 160 million shares of Class A common stock (or LLC Common Units exchangeable for Class A common stock) were held by certain of our pre-IPO equity holders for which lockup agreements, entered into with the underwriters of our IPO, expired in January of 2022, and which are not otherwise, or are no longer, subject to either vesting or other sales restrictions imposed by the Company on granted equity. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon the exchange of LLC Common Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the registration rights agreement pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Ryan Parties, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to vesting and certain limitations imposed by us and as applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.

Because we have no current plans to pay regular cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Our IPO occurred in 2021. Therefore, there has been a public market for our Class A common stock for a short period of time. Although we have listed our common stock on the NYSE under the symbol “RYAN,” an active trading market for our Class A common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price paid in our IPO, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our Class A common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease their coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our operating results and stock price may be volatile, and the market price of our Class A common stock may drop below the price paid in our IPO.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations, including as a result of the COVID-19 pandemic. This market volatility, as well as general economic, industry, financial, business, competitive, legislative, regulatory, market, political and other factors, could subject the market price of our Class A common stock to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our Class A common stock may fluctuate in response to various factors, including:

•
market conditions in our industry or the broader stock market; tac
•
actual or anticipated fluctuations in our quarterly financial and operating results;
•
introduction of new products or services by us or our competitors;
•
issuance of new or changed securities analysts’ reports or recommendations;
•
sales, or anticipated sales, of large blocks of our stock;
•
additions or departures of key personnel;
•
regulatory or political developments;
•
litigation and governmental investigations;
•
changing economic conditions;
•
investors’ perception of us;
•
events beyond our control such as weather, war and health crises such as the COVID-19 pandemic; and
•
any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our Class A common stock to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the market price and liquidity of our shares of Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are in Chicago, Illinois, where we lease 56,250 square feet of office space under a lease that expires in 2028. We have additional office locations in 27 U.S. states as well as in Canada, United Kingdom, Denmark, Spain and Sweden where we lease a total of approximately 1,115,000 square feet. We believe that our facilities are adequate for our current needs. As a result of the success of our remote work operations during the COVID-19 pandemic, we are exploring ways in which to incorporate remote work flexibility into our post-pandemic operating model, which may impact our facilities footprint in the future.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. For further information, please see “Note 20, Commitments and Contingencies” in Part II, Item 8 of this Annual Report.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock, $0.001 par value per share, are traded on the NYSE under the trading symbol RYAN. Our Class B common stock is not listed nor traded on any stock exchange.

On March 15, 2022, we had approximately 177 stockholders of record of our Class A common stock and 78 stockholders of record of our Class B common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our Class A common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, including our Credit Agreement, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board deems relevant.

Under the terms of the LLC Operating Agreement, RSG LLC is obligated to make tax distributions to current and future unitholders, including us, with such distributions to be made on a pro rata basis among the LLC Unitholders based on RSG LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code. These tax distributions may be substantial, and will likely exceed (as a percentage of RSG LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock (subject to the limitations set forth in the preceding paragraph), it will not be required (and does not currently intend) to do so, and may in its sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination.

Related Stockholder Matters and Securities Authorized for Issuance Under Equity Compensation Plans

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year covered by this report. We did not make any unregistered sales of equity in 2021.

Information relating to the compensation plans under which equity securities of Ryan Specialty are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report and is incorporated herein by reference.

Use of Proceeds From Initial Public Offering of Class A Common Stock

On July 26, 2021, we closed our IPO in which we sold an aggregate 65,456,020 shares of Class A common stock, at a public offering price of $23.50 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-257233), which was declared effective by the SEC on July 21, 2021. The representatives of the several underwriters of the IPO were J.P. Morgan Securities LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC. We received approximately $1,448.1 million in net proceeds after deducting underwriting discounts and commissions of $76.9 million and offering expenses of $13.2 million and used the proceeds as described in the IPO Prospectus. All funds raised in the IPO have been used for general corporate purposes. There were no material changes in the use of the net proceeds from our IPO as described in the IPO Prospectus.

Performance Graph

The following graph and table illustrate the total return from July 22, 2021, the first trading date of our Class A common stock after our IPO, through December 31, 2021 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor's 500 Financials Sector Index, assuming an investment of $100 on July 22, 2021, including the reinvestment of dividends:

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements as a result of various factors, including those discussed below and in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements”.

The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2021, 2020 and 2019 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic Revenue Growth Rate, Adjusted Compensation and Benefits Expense, Adjusted Compensation and Benefits Expense Ratio, Adjusted General and Administrative Expense, Adjusted General and Administrative Expense Ratio, Adjusted EBITDAC, Adjusted EBITDAC Margin, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Overview

Founded by Patrick G. Ryan in 2010, we are a service provider of specialty products and solutions for insurance brokers, agents and carriers. We provide distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents and carriers.

For retail insurance agents and brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite and service these same types of risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Significant Events and Transactions

Effects of the Reorganization on Our Corporate Structure

We were incorporated in March 2021 and formed for the purpose of the IPO. We are a holding company and our sole material asset is a controlling equity interest in New RSG Holdings, which is also a holding company and its sole material asset is a controlling equity interest in Ryan Specialty Group, LLC. The Company operates and controls the business and affairs, and consolidates the financial results of Ryan Specialty Group, LLC through New RSG Holdings. We conduct our business through Ryan Specialty Group, LLC. As Ryan Specialty Group, LLC is substantively the same as New RSG Holdings, for the purpose of this discussion, we will refer to both New RSG Holdings and Ryan Specialty Group, LLC as RSG LLC.

RSG LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. RSG LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiary. After the IPO, RSG LLC continues to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of RSG LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of future LLC Common Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. We intend to cause RSG LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

Response to COVID-19

An outbreak of a novel strain of the coronavirus, COVID-19, was recognized as a pandemic by the World Health Organization on March 11, 2020. Our leadership took decisive, timely steps to protect the health, safety and wellbeing of our employees, their families and trading partners by closing nearly all in-office operations, restricting business travel and transitioning to a remote work environment. The investments we made in our culture, trading partner relationships, business, technology and IT team members allowed for a seamless transition to a remote work environment. Due to the success of our remote work operations during the pandemic, we will be implementing remote work flexibility into our operating model as we begin to reopen our offices.

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

Highlighting the resilience of our business, the dedication of our workforce, and the E&S market opportunities created by the pandemic, in 2020 we completed the All Risks Acquisition (the largest in our history), made substantial progress on the integration of All Risks and the Restructuring Plan (as discussed below) and realized 20.4% organic revenue growth, all in the midst of the pandemic. We managed to sustain this resilience in 2021 through the continued advancement of the integration and Restructuring Plan and realized 40.7% revenue growth and 22.4% organic revenue growth for the year ended December 31, 2021.

While we believe our business and operations have thus far performed at a high level of efficiency and achieved historic results throughout the pandemic, there are no comparable recent events which may provide guidance as to the ultimate effect of the spread of COVID-19 and a global pandemic. As a result, the final impact of the pandemic or a similar health epidemic remains uncertain, particularly if new variants of the virus develop, vaccines are not distributed at a suitable pace or prove less effective than anticipated, the global economy does not recover as expected, especially in light of current inflationary trends and/or the pandemic otherwise continues beyond current expectations. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in this Annual Report for a discussion of the risks related to the COVID-19 pandemic.

2020 Restructuring Plan

During the third quarter of 2020 and in conjunction with the All Risks Acquisition, we initiated the Restructuring Plan in an effort to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin. The Restructuring Plan is expected to generate annual savings of $25.0 million once the plan is fully actioned by June 30, 2022. Initial savings began to materialize in 2020 with the full run-rate savings expected to be realized by June 30, 2023. Of the $25.0 million of expected annual savings, over 90% will relate to a reduction in workforce with the remaining related to lease and contract terminations. The Restructuring Plan is expected to incur cumulative one-time charges of between $30.0 million and $35.0 million, funded through operating cash flow. Restructuring costs will primarily be included in Compensation and benefits expense with the remaining costs in General and administrative expense. See "Note 5, Restructuring" of the consolidated audited financial statements in this Annual Report for further discussion.

We began recognizing costs associated with the Restructuring Plan in the third quarter of 2020. For the year ended December 31, 2021, we incurred restructuring costs of $14.4 million and cumulative restructuring costs of

$25.2 million since the inception of the Restructuring Plan. These costs are offset by realized respective savings of approximately $23.3 million for the year ended December 31, 2021. Of the cumulative $25.2 million costs, $20.1 million was workforce-related with the remaining being general and administrative costs. While the current results of the Restructuring Plan are in line with expectations, changes to the total savings estimate and timing of the Restructuring Plan may evolve as we continue to progress through the plan and evaluate other potential restructuring opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

During the fourth quarter of 2021 we completed two strategic acquisitions which we believe complement our product capabilities, enhance our human capital, and provide us access to new markets in new geographies.

On December 1, 2021, we acquired Crouse and Associates Insurance Brokers, Inc. ("Crouse"). Crouse provides Wholesale Brokerage and Binding Authority capabilities specializing in transportation, as well as excess and general liability and other property and casualty risks, and is headquartered in San Francisco, California.

On December 31, 2021, we acquired certain assets of Keystone Risk Partners, LLC ("Keystone"). Keystone offers a suite of alternative risk insurance solutions, including customized captive insurance and other risk management services, and is headquartered in Media, Pennsylvania.

See "Note 4, Merger and Acquisition Activity" of the audited consolidated financial statements in this Annual Report for further discussion.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product capabilities or provide us access to new markets. We have previously made and intend to continue making acquisitions with the objective of enhancing our human capital and product capabilities, entering natural adjacencies and expanding our geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any new significant acquisitions at this time.

Deepen and Broaden Our Relationships with Retail Broker Partners

We have deep engagement with our retail broker trading partners. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2021, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic Revenue Growth Rate of 22.4%. Our ability to deepen and broaden relationships with our retail broker partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, competition, pricing, economic conditions and spending on our product offerings.

Build Our National Binding Authority Specialty

We believe there is substantial opportunity to continue to grow our Binding Authority Specialty, as we believe that both M&A consolidation and panel consolidation are in nascent stages in the Binding Authority market. Our ability to grow our Binding Authority Specialty is dependent upon a number of factors, including the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings and the growth in demand of the insurance products.

Invest in Operation and Growth

We have invested heavily in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue doing so. We are focused on enhancing the breadth of our product offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry. Our future success is dependent on our ability to successfully develop, market and sell existing and new products to both new and existing trading partners.

Generate Commission Regardless of the State of the E&S Market

We earn commissions, which are calculated as a percentage of the total insurance policy premium, and fees. A softening of the insurance market or specialty lines that are our focus, characterized by a period of declining premium rates, could negatively impact our profitability.

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard risks across many lines of insurance. This trend continued in 2021 with 21 named storms during the 2021 Atlantic hurricane season producing estimated damages of more than $70 billion, over 7.8 million acres burned through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms who have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

Address Costs of Being a Public Company

As we are in the early stages of our operation as a public company, we will continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We have incurred new expenses as a public company, including public reporting obligations, increased professional fees for accounting, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees, franchise taxes and insurance expenses.

Summary of Financial Performance Highlights

	Year Ended December 31,
(in thousands, except percentages and per share data)	2021	2020	2019
GAAP financial measures
Total revenue	$1,432,771	$1,018,274	$765,111
Compensation and benefits	991,618	686,155	494,391
General and administrative	138,955	107,381	118,179
Total operating expenses	1,246,147	859,736	664,073
Operating income	186,624	158,538	101,038
Net income	56,632	70,513	63,057
Net income attributable to Ryan Specialty Group Holdings, Inc.	65,873	68,104	64,166
Compensation and Benefits Expense Ratio (1)	69.2%	67.4%	64.6%
General and Administrative Expense Ratio (2)	9.7%	10.5%	15.4%
Net Income Margin	4.0%	6.9%	8.2%
Loss per Share (3)	$(0.07)	—	—
Diluted Loss per Share (3)	$(0.07)	—	—
Non-GAAP financial measures*
Organic Revenue Growth Rate	22.4%	20.4%	17.5%
Adjusted Compensation and Benefits Expense	846,563	632,241	471,948
Adjusted Compensation and Benefits Expense Ratio	59.1%	62.1%	61.7%
Adjusted General and Administrative Expense	125,977	92,525	101,736
Adjusted General and Administrative Expense Ratio	8.8%	9.1%	13.3%
Adjusted EBITDAC	460,231	293,508	191,427
Adjusted EBITDAC Margin	32.1%	28.8%	25.0%
Adjusted Net Income	290,117	185,426	114,642
Adjusted Net Income Margin	20.2%	18.2%	15.0%
Adjusted Diluted Earnings per Share	$1.08	—	—

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

(1)
Compensation and Benefits Expense Ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)
General and Administrative Expense Ratio is defined as General and administrative expense divided by Total revenue.
(3)
See "Note 15, Loss Per Share" of the audited consolidated financial statements in this Annual Report for further discussion of how these metrics are calculated.

Comparison of the Year Ended December 31, 2021 and 2020

•
Revenue increased $414.5 million or 40.7% period-over-period to $1,432.8 million.
•
Compensation and benefits expense increased $305.4 million, or 44.5% period-over-period, and the Compensation and Benefits Expense Ratio increased 1.8%, from 67.4% to 69.2%.
•
General and administrative expense increased $31.6 million, or 29.4% period-over-period, and the General and Administrative Expense Ratio decreased 0.8%, from 10.5% to 9.7%.
•
Total operating expenses increased $386.4 million or 44.9% period-over-period to $1,246.1 million.
•
Operating income increased $28.1 million period-over-period to $186.6 million.

•
Net Income decreased by $13.9 million to period-over-period to $56.6 million.
•
Net Income Margin was 4.0% for the year ended December 31, 2021, compared to 6.9% in the same period in the prior year.
•
Loss per share and Diluted loss per share were $0.07 for the year ended December 31, 2021.
•
Organic Revenue Growth Rate for the year ended December 31, 2021 was 22.4%, compared to 20.4% for the prior year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Compensation and Benefits Expense increased $214.3 million, or 33.9%, and the Adjusted Compensation and Benefits Expense Ratio decreased 3.0% from 62.1% to 59.1% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted General and Administrative Expense increased $33.5 million, or 36.2% period-over-period, and the Adjusted General and Administrative Expense Ratio decreased 0.3%, from 9.1% to 8.8% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC, increased $166.7 million period-over-period to $460.2 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC Margin increased 3.3% period-over-period from 28.8% to 32.1% —see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Net Income and Adjusted Net Income Margin increased to $290.1 million and 20.2%, respectively, from $185.4 million and 18.2% in the prior period—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Diluted Earnings per Share was $1.08 for the year ended December 31, 2021—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Comparison of the Year Ended December 31, 2020 and 2019

•
Revenue increased $253.2 million or 33.1% period-over-period to $1,018.3 million.
•
Compensation and benefits expense increased $191.8 million, or 38.8% period-over-period, and the Compensation and Benefits Expense Ratio increased 2.8% from 64.6% to 67.4%.
•
General and administrative expense decreased $10.8 million, or 9.1% period-over-period, and the General and Administrative Expense Ratio decreased 4.9% from 15.4% to 10.5%.
•
Total operating expenses increased $195.7 million or 29.5% period-over-period to $859.7 million.
•
Operating income increased $57.5 million period-over-period to $158.5 million
•
Net Income increased $7.5 million or period-over-period to $70.5 million.
•
Net Income Margin was 6.9% for the year ended December 31, 2020 compared to 8.2% in the same period in the prior year.
•
Organic Revenue Growth Rate for the year ended December 31, 2020 was 20.4%, compared to 17.5% in the prior year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Compensation and Benefits Expense increased $160.3 million, or 34.0% and the Adjusted Compensation and Benefits Expense Ratio increased 0.4% from 61.7% to 62.1% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted General and Administrative Expense decreased $9.2 million, or 9.1%, and the Adjusted General and Administrative Expense Ratio decreased 4.2% from 13.3% to 9.1% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased $102.1 million period-over-period to $293.5 million—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

•
Adjusted EBITDAC Margin increased 3.8% period-over-period from 25.0% to 28.8% —see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted Net Income and Adjusted Net Income Margin increased to $185.4 million and 18.2%, respectively, from $114.6 million and 15.0% in the prior period—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily by commissions from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and fees are generally calculated as a percentage of the total insurance policy premium placed, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC (“RIH”). We also receive loss mitigation and other fees that are not dependent on the placement of a risk.

In our Wholesale Brokerage and Binding Authority Specialties, we generally work with retail insurance brokers to secure insurance coverage for their clients, who are the ultimate insured party. Our Wholesale Brokerage and Binding Authority Specialties generate revenues through commissions and fees, as well as through supplemental commissions, which may be contingent commissions or volume-based commissions, from clients. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance coverage provided, the particular services provided to a client or carrier, and the capacity in which we act. Payment terms are consistent with current industry practice.

In our Underwriting Management Specialty, we generally work with retail insurance brokers and often other wholesale brokers to secure insurance coverage for the ultimate insured party. Our Underwriting Management Specialty generates revenues through commissions and fees and through contingent commissions from clients. Commission rates and fees vary depending upon several factors including the premium, the type of coverage, and additional services provided to the client. Payment terms are consistent with current industry practice.

Fiduciary Investment Income

Fiduciary investment income consists of interest earned on insurance premiums and surplus lines taxes that are held in a fiduciary capacity, in cash and cash equivalents, until disbursed.

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits paid and payable to employees, and commissions paid and payable to our producers; and (ii) equity-based compensation associated with the grants of awards to employees, executive officers and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Other Non-Operating Income (Loss)

Other non-operating income (loss) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value is due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the change in fair value of interest rate swaps which were extinguished in 2020 and the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense

Income tax expense includes tax on the Company's allocable share of any net taxable income from RSG LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as on earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods presented prior to March 31, 2021, our financial statements include the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income (loss) and Other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to Note 12, Stockholders' and Members' Equity of the audited consolidated financial statements in this Annual Report for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Year Ended December 31,
(in thousands, except percentages and per share data)	2021	2020	2019
Revenue
Net commissions and fees	$1,432,179	$1,016,685	$758,448
Fiduciary investment income	592	1,589	6,663
Total revenue	$1,432,771	$1,018,274	$765,111
Expenses
Compensation and benefits	991,618	686,155	494,391
General and administrative	138,955	107,381	118,179
Amortization	107,877	63,567	48,301
Depreciation	4,806	3,934	4,797
Change in contingent consideration	2,891	(1,301)	(1,595)
Total operating expenses	$1,246,147	$859,736	$664,073
Operating income	$186,624	$158,538	$101,038
Interest expense	79,354	47,243	35,546
Income (loss) from equity method investment in related party	(759)	440	(978)
Other non-operating income (loss)	(44,947)	(32,270)	3,469
Income before income taxes	$61,564	$79,465	$67,983
Income tax expense	4,932	8,952	4,926
Net income	$56,632	$70,513	$63,057
GAAP financial measures
Revenue	$1,432,771	$1,018,274	$765,111
Compensation and benefits	991,618	686,155	494,391
General and administrative	138,955	107,381	118,179
Net Income	56,632	70,513	63,057
Compensation and Benefits Expense Ratio	69.2%	67.4%	64.6%
General and Administrative Expense Ratio	9.7%	10.5%	15.4%
Net Income Margin	4.0%	6.9%	8.2%
Loss per Share	$(0.07)	—	—
Diluted Loss per Share	$(0.07)	—	—
Non-GAAP financial measures*
Organic Revenue Growth Rate	22.4%	20.4%	17.5%
Adjusted Compensation and Benefits Expense	$846,563	$632,241	$471,948
Adjusted Compensation and Benefits Expense Ratio	59.1%	62.1%	61.7%
Adjusted General and Administrative Expense	$125,977	$92,525	$101,736
Adjusted General and Administrative Expense Ratio	8.8%	9.1%	13.3%
Adjusted EBITDAC	$460,231	$293,508	$191,427
Adjusted EBITDAC Margin	32.1%	28.8%	25.0%
Adjusted Net Income	$290,117	$185,426	$114,642
Adjusted Net Income Margin	20.2%	18.2%	15.0%
Adjusted Diluted Earnings per Share	$1.08	—	—

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Year Ended December 31, 2021 and 2020

Revenue

Net Commissions and Fees

Net commissions and fees increased by $415.5 million or 40.9% from $1,016.7 million to $1,432.2 million for the year ended December 31, 2021 as compared to the same period in the prior year. The two main drivers of the revenue increase are 18.3% growth from the All Risks and Crouse acquisitions and 22.4% of organic revenue growth.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$931,979	65.1%	$673,090	66.2%	$258,889	38.5%
Binding Authority	209,622	14.6	144,837	14.2	64,785	44.7
Underwriting Management	290,578	20.3	198,758	19.6	91,820	46.2
Total Net commissions and fees	$1,432,179		$1,016,685		$415,494	40.9%

Wholesale Brokerage net commissions and fees increased by $258.9 million or 38.5% period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August and Crouse in December. All Risks contributed to the organic growth calculation for the period September through December 2021.

Binding Authority net commissions and fees increased by $64.8 million or 44.7% period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August and Crouse in December. All Risks contributed to the organic growth calculation for the period September through December 2021.

Underwriting Management net commissions and fees increased by $91.8 million or 46.2% period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August. All Risks contributed to the organic growth calculation for the period September through December 2021.

In 2021, certain business previously transacted by Ryan Specialty's underwriting managers was renegotiated to a wholesale binding authority contract. For comparability, revenues in Binding Authority increased by $13.0 million in 2020 with an offset to revenues in Underwriting Management.

The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Net commissions and policy fees	$1,370,955	95.7%	$968,551	95.3%	$402,404	41.5%
Supplemental and contingent commissions	36,750	2.6	30,835	3.0	5,915	19.2
Loss mitigation and other fees	24,474	1.7	17,299	1.7	7,175	41.5
Total Net commissions and fees	$1,432,179		$1,016,685		$415,494	40.9%

Net commissions and policy fees grew 41.5%, slightly greater than the overall net commissions and fee revenue growth of 40.9% for the year ended December 31, 2021 as compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period. Net commissions and policy fees continue to represent approximately 95% of total net commissions and fees period-over-period.

Supplemental and contingent commissions increased 19.2% period-over-period driven by the performance of risks placed on eligible business and the addition to the supplemental and contingent commissions contributed by the All Risks Acquisition. Supplemental and contingent commissions continue to represent approximately 5% of total commissions and fees period-over-period.

Loss mitigation and other fees grew 41.5% period-over-period primarily due to increased capital markets activity in 2021. These fees continue to represent approximately 2% of total net commissions and fees period-over-period.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $305.4 million or 44.5% from $686.2 million to $991.6 million for the year ended December 31, 2021 compared to the same period in 2020. The following were the principal drivers of this increase:

•
Commissions increased $138.5 million or 47.0% period-over-period, driven by the 40.9% increase in total Net Commissions and Fees discussed above;
•
A $75.9 million increase from IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
A $25.3 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event; and
•
The remaining $65.7 million period-over-period increase was driven by (i) the addition of 840 employees through the All Risks Acquisition, which closed on September 1, 2020 and (ii) growth in the business. Overall headcount increased to 3,546 full-time employees as of December 31, 2021 from 3,313 as of December 31, 2020.

The increase in Compensation and benefits expense was partially offset by $12.3 million of net savings related to the Restructuring Plan, which represents approximately $22.2 million of work-force related savings less one-time work-force related expense of $9.9 million for the year ended December 31, 2021 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio increase of 1.8% from 67.4% to 69.2% period-over-period. We expect to continue experiencing a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense increased by $31.6 million or 29.4% from $107.4 million to $139.0 million for the year ended December 31, 2021 as compared to 2020. Travel and entertainment contributed $5.8 million to the period-over-period increase, however the current period expense was limited due to travel restrictions from the COVID-19 pandemic. As travel restrictions are lifted we expect travel and entertainment expense to increase. Insurance expense contributed $5.1 million to the period-over-period increase as a result of revenue expansion, the All Risks Acquisition, and increased costs associated with being a public company. The remaining increase is a result of revenue expansion and the All Risks Acquisition. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors above resulted in a General and Administrative Expense Ratio decrease of 0.8% from 10.5% to 9.7% period-over-period.

Amortization

Amortization expense increased by $44.3 million or 69.7% from $63.6 million to $107.9 million for the year ended December 31, 2021 compared to the prior year. The main driver was approximately $48.4 million of additional amortization from acquired intangibles from the All Risks Acquisition in 2021 compared to 2020. Our intangible assets decreased by $30.8 million as of December 31, 2021 as compared to December 31, 2020.

Interest

Interest expense increased $32.2 million or 68.2% from $47.2 million to $79.4 million for the year ended December 31, 2021 compared to the prior year. The main driver of the change in interest expense for the year ended December 31, 2021 was an increase in debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.

Other Non-Operating Income (Loss)

Other non-operating loss increased by $12.6 million to a loss of $44.9 million for the year ended December 31, 2021 as compared to a loss of $32.3 million in the same period in the prior year. The main driver of the loss was a $36.9 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units in 2021 compared to a $28.7 million change in 2020. The loss recorded in 2021 represents the recognition of the remaining make whole charge for the Redeemable Preferred Units, which were redeemed in connection with the Organizational Transactions and IPO. The second driver of this increase was $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt in connection with the repricing in the first quarter of 2021, which is partially offset by a loss on the interest rate swaps for the year ended December 31, 2020. The outstanding interest rate swaps were settled during 2020.

Income Before Income Taxes

Due to the factors above, Income before income taxes decreased $17.9 million from $79.5 million to $61.6 million for the year ended December 31, 2021 compared to the same period in the prior year.

Income Tax Expense

Income tax expense decreased $4.1 million from $9.0 million to $4.9 million for the year ended December 31, 2021 as compared to the same period in the prior year as a result of the liquidation of one of our taxable C-Corporation subsidiaries in the fourth quarter of 2020 and an audit by a local taxing jurisdiction in 2020.

Net Income

Net income decreased $13.9 million from $70.5 million to $56.6 million for the year ended December 31, 2021 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Year Ended December 31, 2020 and 2019

Revenue

Net Commissions and Fees

Net commissions and fees increased by $258.2 million or 34% from $758.4 million to $1,016.7 million for the year ended December 31, 2020 as compared to the prior year. Our Organic Revenue Growth Rate was 20.4% on a consolidated basis for the year ended December 31, 2020.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2020	% of total	2019	% of total	Change
Wholesale Brokerage	$673,090	66.2%	$508,503	67.0%	$164,587	32.4%
Binding Authority	144,837	14.2	103,853	13.7	40,984	39.5
Underwriting Management	198,758	19.6	146,092	19.3	52,666	36.0
Total Net commissions and fees	$1,016,685		$758,448		$258,237	34.0%

Wholesale Brokerage net commissions and fees increased by $164.6 million or 32.4% for the year ended December 31, 2020 as compared to 2019. In addition to strong organic growth in this Specialty, the All Risks Acquisition drove an increase in revenue of $36.9 million through four months of contribution in 2020.

Binding Authority net commissions and fees increased by $41.0 million or 39.5% for the year ended December 31, 2020 as compared to 2019. In addition to strong organic growth in this Specialty, an increase in revenue of $13.8 million was related to the All Risks Acquisition in 2020 and $13.4 million related to other acquisitions in 2019.

Underwriting Management net commissions and fees increased by $52.7 million or 36.0% for the year ended December 31, 2020 as compared to 2019. In addition to strong organic growth in this Specialty, the All Risks Acquisition represented $22.0 million of growth in 2020 through four months of contribution. Ryan Re, our Reinsurance MGU, is presented on a fully consolidated basis in all periods and contributed organic revenue growth of $15.1 million in 2020. We initially owned 47% of Ryan Re when it began operations in 2019 and we purchased the remaining 53% non-controlling interest in Ryan Re during the first quarter of 2021.

In 2021, certain business previously transacted by Ryan Specialty's underwriting managers was renegotiated to a wholesale binding authority contract. For comparability, revenues in Binding Authority increased by $13.0 million and $8.9 million in 2020 and 2019, respectively, with an offset to revenues in Underwriting Management.

The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2020	% of total	2019	% of total	Change
Net commissions and policy fees	$968,551	95.3%	$719,288	94.9%	$249,263	34.7%
Supplemental and contingent commissions	30,835	3.0	22,884	3.0	7,951	34.7
Loss mitigation and other fees	17,299	1.7	16,276	2.1	1,023	6.3
Total Net commissions and fees	$1,016,685		$758,448		$258,237	34.0%

Net commissions and policy fees as well as supplemental and contingent commissions increased 34.7% just ahead of overall net commissions and fee revenue growth of 34.0% for the year ended December 31, 2020 as compared to 2019. Loss mitigation and other fees grew only 6.3% in the period from 2019 to 2020.

The 34.7% increase in net commissions and policy fees was driven primarily by increased volume from winning business with new clients and expanding relationships with existing clients and an increase in the number of risks flowing out of the Admitted market and into the E&S market. In aggregate, we experienced marginal but not material increases in commission rates.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $191.8 million or 38.8% from $494.4 million to $686.2 million for the year ended December 31, 2020 as compared to 2019. The following were the principal drivers of this increase:

•
Headcount increased to 3,313 full-time employees as of December 31, 2020 from 2,423 full-time employees as of December 31, 2019, primarily as a result of the All Risks Acquisition;
•
Commissions increased $81.5 million or 38.2% between periods, driven by the increase in revenue discussed above;
•
The Restructuring Plan contributed $5.1 million to the period-over-period increase in Compensation and benefits expense, which represents total workforce-related expenses of $10.1 million less approximately $5 million in savings (see “Significant Events and Transactions—2020 Restructuring Plan” for further information);
•
$11.3 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event.
•
$4.5 million increase in costs under a prepaid incentive program that was discontinued at the end of 2020. Our equity and other incentive plans are now used in lieu of any prepaid incentive arrangements to attract and retain industry leading talent.

We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense decreased by $10.8 million or 9.1% from $118.2 million to $107.4 million for the year ended December 31, 2020 as compared to 2019. The main driver of the decrease was a reduction in overall travel and entertainment expense of $19.5 million due to travel restrictions from the pandemic. We do not expect to maintain the same level of reduced travel and entertainment but will explore ways to incorporate remote work flexibility into a post-pandemic operating model. This decrease in 2020 was partially offset by expenses incurred to accommodate revenue expansion, such as IT, insurance and occupancy, and an increase of $9.0 million of professional services and other costs associated with the acquisition of All Risks. In addition, we incurred $8.6 million in non-recurring costs in 2019 from the discontinuation of certain program business, which also contributed to the decrease between periods. Annual revenues of less than $10.0 million were associated with the discontinued insurance programs.

Amortization

Amortization expense increased by $15.3 million or 31.6% from $48.3 million to $63.6 million for the year ended December 31, 2020 as compared to 2019. The main driver was an increase of approximately $26.2 million of amortization from acquired intangibles from the All Risks Acquisition in the last four months of 2020, partially offset by the full year impact of declining rates of amortization from acquired intangibles in prior years. Our intangible assets increased $439.5 million at December 31, 2020 as compared to December 31, 2019.

Interest Expense

Interest expense increased $11.7 million or 32.9% from $35.5 million to $47.2 million for the year ended December 31, 2020 as compared to 2019. The main driver of the change in interest expense during 2020 was the $916.3 million increase in total debt, which was undertaken in connection with the All Risks Acquisition.

Other Non-Operating Income (Loss)

Other non-operating income (loss) decreased by $35.8 million to a loss of $32.3 million for the year ended December 31, 2020 as compared to income of $3.5 million in 2019. The main driver of the loss was the change in the fair value of the embedded derivatives of our Redeemable Preferred Units. This embedded derivative is a make whole penalty payable if the Redeemable Preferred Units are redeemed in less than five years. We issued 150,000 of Redeemable Preferred Units containing this make whole penalty in 2018 and 110,000 of Redeemable Preferred Units containing this make whole penalty in 2020. The resulting loss recorded in 2020 is primarily related to the recognition of a charge that represents the present value of a probability weighted expense for the make whole penalty of both of the above issuances of Redeemable Preferred Units.

Income Before Income Taxes

Due to the factors above, income before Income taxes increased $11.5 million or 16.9% from $68.0 million to $79.5 million in 2020 as compared to 2019.

Income Tax Expense

Income tax expense increased $4.0 million from $4.9 million to $8.9 million for the year ended December 31, 2020 as compared to 2019 as a result of the liquidation of one of our C-Corporation subsidiaries in the fourth quarter of 2020 and increased earnings from our foreign subsidiaries subject to entity level taxation.

Net Income

Net income increased $7.5 million or 11.8% from $63.0 million to $70.5 million in 2020 as compared to the prior year as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We use these non-GAAP financial measures when planning, monitoring and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions, depreciation, amortization and certain other items that we believe are not representative of our core business. We use the following non-GAAP measures for business planning purposes, in measuring our performance relative to that of our competitors, to help investors to understand the nature of our growth, and to enable investors to evaluate the run-rate performance of the Company. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the audited consolidated financial statements in our Annual Report. Industry peers may provide similar supplemental information but may not define similarly-named metrics in the same way we do and may not make identical adjustments.

Organic Revenue Growth Rate

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

A reconciliation of Organic Revenue Growth Rate to Total Revenue Growth Rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,
	2021	2020	2019
Total Revenue Growth Rate (GAAP) (1)	40.7%	33.1%	25.3%
Less: Mergers and Acquisitions (2)	(18.3)	(12.9)	(7.9)
Change in Other (3)	0.0	0.2	0.0
Organic Revenue Growth Rate (Non-GAAP)	22.4%	20.4%	17.5%

(1)
December 31, 2021 revenue of $1,432.8 million less December 31, 2020 revenue of $1,018.3 million is a $414.5 million year-over-year change. The change, $414.5 million, divided by the December 31, 2020 revenue of $1,018.3 million is a total revenue change of 40.7%. December 31, 2020 revenue of $1,018.3 million less December 31, 2019 revenue of $765.1 million is a $253.2 million year-over-year change. The change, $253.2 million, divided by the December 31, 2019 revenue of $765.1 million is a total revenue change of 33.1%. December 31, 2019 revenue of $765.1 million less December 31, 2018 revenue of $610.6 million is a $154.5 million year-over-year change. The change, $154.5 million, divided by the December 31, 2018 revenue of $610.6 million is a total revenue change of 25.3%. See "Comparison of the Year Ended December 31, 2021 and 2020" and "Comparison of the Year Ended December 31, 2020 and 2019" for further discussion.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the years ended December 31, 2021, 2020 and 2019 was $186.4 million $98.4 million and $48.1 million, respectively.
(3)
The other adjustments excludes the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the years ended December 31, 2021, 2020 and 2019 was $0.6 million $1.6 million and $0.3 million, respectively.

Adjusted Compensation and Benefits Expense and Adjusted Compensation and Benefits Expense Ratio

We define Adjusted Compensation and Benefits Expense as Compensation and benefits expense adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related compensation expense, and (iii) other exceptional or non-recurring items, as applicable. The most comparable GAAP financial metric is Compensation and benefits expense. Adjusted Compensation and Benefits Expense Ratio is defined as Adjusted Compensation and Benefits Expense as a percentage of total revenue. The most comparable GAAP financial metric is Compensation and Benefits Expense Ratio.

A reconciliation of Adjusted Compensation and Benefits Expense and Adjusted Compensation and Benefits Expense Ratio to Compensation and benefits expense and Compensation and Benefits Expense Ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Total Revenue	$1,432,771	$1,018,274	$765,111
Compensation and Benefits Expense	$991,618	$686,155	$494,391
Acquisition-related expense	—	(4,479)	(5,229)
Acquisition related long-term incentive compensation	(38,405)	(13,064)	(2,054)
Restructuring and related expense	(9,934)	(10,465)	—
Amortization and expense related to discontinued prepaid incentives	(7,209)	(14,173)	(9,681)
Equity-based compensation	(13,639)	(10,800)	(7,848)
Discontinued programs expense	—	(996)	2,369
Other non-recurring expense	—	63	—
Initial public offering related expense	(75,868)	—	—
Adjusted Compensation and Benefits Expense (1)	$846,563	$632,241	$471,948
Compensation and Benefits Expense Ratio	69.2%	67.4%	64.6%
Adjusted Compensation and Benefits Expense Ratio	59.1%	62.1%	61.7%

(1)
Adjustments made to Compensation and benefits expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

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

A reconciliation of Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio to General and administrative expense and General and Administrative Expense Ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Total Revenue	$1,432,771	$1,018,274	$765,111
General and Administrative Expense	$138,955	$107,381	$118,179
Acquisition-related expense	(4,275)	(13,807)	(4,767)
Restructuring and related expense	(4,727)	(2,425)	—
Discontinued programs expense	—	1,785	(10,964)
Other non-recurring expense	(351)	(409)	(712)
Initial public offering related expense	(3,625)	—	—
Adjusted General and Administrative Expense (1)	$125,977	$92,525	$101,736
General and Administrative Expense Ratio	9.7%	10.5%	15.4%
Adjusted General and Administrative Expense Ratio	8.8%	9.1%	13.3%

(1)
Adjustments made to General and Administrative Expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net Income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

Adjusted EBITDAC and Adjusted EBITDAC Margin

We define Adjusted EBITDAC as Net Income before interest expense, income tax expense (benefit), depreciation, amortization, and change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted Compensation and Benefits Expense and Adjusted General and Administrative Expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net Income. Adjusted EBITDAC Margin is defined as Adjusted EBITDAC as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin. These measures start with consolidated Net Income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of RSG LLC.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC Margin to Net Income and Net Income Margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Total Revenue	$1,432,771	$1,018,274	$765,111
Net Income	$56,632	$70,513	$63,057
Interest expense	79,354	47,243	35,546
Income tax expense	4,932	8,952	4,926
Depreciation	4,806	3,934	4,797
Amortization	107,877	63,567	48,301
Change in contingent consideration	2,891	(1,301)	(1,595)
EBITDAC	$256,492	$192,908	$155,032
Acquisition-related expense (1)	4,275	18,286	9,996
Acquisition related long-term incentive compensation (2)	38,405	13,064	2,054
Restructuring and related expense (3)	14,661	12,890	—
Amortization and expense related to discontinued prepaid incentives (4)	7,209	14,173	9,681
Other non-operating loss (income) (5)	44,947	32,270	(3,469)
Equity-based compensation (6)	13,639	10,800	7,848
Discontinued programs expense (7)	—	(789)	8,595
Other non-recurring expense (8)	351	346	712
IPO related expenses (9)	79,493	—	—
(Income) from equity method investments in related party	759	(440)	978
Adjusted EBITDAC (10)	$460,231	$293,508	$191,427
Net Income Margin (11)	4.0%	6.9%	8.2%
Adjusted EBITDAC Margin	32.1%	28.8%	25.0%

(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.0 million, $4.5 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, while General and administrative expenses contributed to $4.3 million, $13.8 million and $4.8 million of the acquisition-related expense for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $9.9 million, $10.5 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and General and administrative costs including occupancy and professional services fees of $4.7 million, $2.4 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the Restructuring Plan.

The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the audited consolidated financial statements in this Annual Report for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 17, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the audited consolidated financial statements in this Annual Report for further discussion.
(5)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million in 2021 and $28.7 million in 2020 is due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See “Note 13, Redeemable Preferred Units” of the audited consolidated financial statements in this Annual Report for further discussion. For the year ended December 31, 2021, non-operating loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the year ended December 31, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020. For the year ended December 31, 2019, non-operating loss (income) includes a one-time gain on sale of an asset.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.0 million, $(1.8) million and $11.0 million of General and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation and benefits expense was $0.0 million, $1.0 million and $(2.4) million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.0 million, $(0.1) million and $0.0 million of General and administrative expense related to additional cancellation activity associated with these programs for the years ended December 31, 2021, 2020 and 2019, respectively.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and Compensation and benefits expense was $0.0 million, $(0.1) million, and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(9)
IPO related expenses includes $3.6 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $75.9 million for the year ended December 31, 2021, related primarily to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(10)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.
(11)
Net Income Margin is Net Income as a percentage of total revenue.

Adjusted Net Income and Adjusted Net Income Margin

We define Adjusted Net Income as tax-effected earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-related expenses, costs associated with the IPO and certain exceptional or non-recurring items. The most comparable GAAP financial metric is Net Income. Adjusted Net Income Margin is calculated as Adjusted Net Income as a percentage of total revenue. The most comparable GAAP financial metric is Net Income Margin. These measures start with consolidated Net Income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of RSG LLC.

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

A reconciliation of Adjusted Net Income and Adjusted Net Income Margin to Net Income and Net Income Margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Total Revenue	$1,432,771	$1,018,274	$765,111
Net Income	$56,632	$70,513	$63,057
Income tax expense	4,932	8,952	4,926
Amortization	107,877	63,567	48,301
Amortization of deferred debt issuance costs (1)	11,372	5,002	1,547
Change in contingent consideration	2,891	(1,301)	(1,595)
Acquisition-related expense (2)	4,275	18,286	9,996
Acquisition related long-term incentive compensation (3)	38,405	13,064	2,054
Restructuring and related expense (4)	14,661	12,890	—
Amortization and expense related to discontinued prepaid incentives (5)	7,209	14,173	9,681
Other non-operating loss (income) (6)	44,947	32,270	(3,469)
Equity-based compensation (7)	13,639	10,800	7,848
Discontinued programs expense (8)	—	(789)	8,595
Other non-recurring expense (9)	351	346	712
IPO related expenses (10)	79,493	—	—
(Income) / loss from equity method investments in related party	759	(440)	978
Adjusted Income before Income Taxes	$387,443	$247,333	$152,631
Adjusted tax expense (11)	(97,326)	(61,907)	(37,989)
Adjusted Net Income	$290,117	$185,426	$114,642
Net Income Margin (12)	4.0%	6.9%	8.2%
Adjusted Net Income Margin	20.2%	18.2%	15.0%

(1)
Interest Expense includes amortization of deferred debt issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.0 million, $4.5 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, while General and administrative expenses contributed to $4.3 million, $13.8 million and $4.8 million of the acquisition-related expense for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $9.9 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $4.7 million and $2.4 million and for the years ended December 31, 2021 and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the audited consolidated financial statements in this

Annual Report for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 17, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the audited consolidated financial statements in this Annual Report for further discussion.
(6)
Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million in 2021 and $28.7 million in 2020 is due to the occurrence of a Realization Event in the third quarter, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. See “Note 13, Redeemable Preferred Units” of the audited consolidated financial statements in this Annual Report for further discussion. For the year ended December 31, 2021, non-operating loss (income) includes costs associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the year ended December 31, 2020, non-operating loss (income) includes the change in fair value of interest rate swaps which were discontinued in 2020. For the year ended December 31, 2019, non-operating loss (income) includes a one-time gain on sale of an asset.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.0 million, $(1.8) million and $11.0 million of General and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation and benefits expense was $0.0 million, $1.0 million and $(2.4) million of General and administrative expense for the years ended December 31, 2021, 2020 and 2019. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.0 million, $(0.1) million and $0.0 million of General and administrative expense related to additional cancellation activity associated with these programs for the years ended December 31, 2021, 2020 and 2019, respectively.
(9)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and Compensation and benefits expense was $0.0 million, $(0.1) million, and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(10)
IPO related expenses includes $3.6 million of General and Administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $75.9 million for the year ended December 31, 2021, primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(11)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of RSG, LLC. For the year ended December 31, 2021 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of RSG, LLC. For the year ended December 31, 2020 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.03% on 100% of our adjusted income before income taxes as if the Company owned 100% of RSG, LLC. For the year ended December 31, 2019 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 3.89% on 100% of our adjusted income before income taxes as if the Company owned 100% of RSG, LLC.
(12)
Net Income Margin is Net Income as a percentage of total revenue.

Adjusted Diluted Earnings Per Share

We define Adjusted Diluted Earnings per Share as Adjusted Net Income divided by diluted shares outstanding after adjusting for the effect of the exchange of 100% of the outstanding LLC Common Units (together with the shares of Class B common stock) into shares of Class A common stock and the effect of unvested equity awards. The most directly comparable GAAP financial metric is diluted earnings per share.

A reconciliation of Adjusted Diluted Earnings per Share to Diluted Earnings per Share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Year Ended December 31, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income (loss) attributable to RSG LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted Net Income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted Diluted Earnings per Share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(7,064)	$72,937	$(9,241)	$233,485	$—	$290,117
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,730	—	142,968	—	19,313	268,011
Net income (loss) per share of Class A common stock- diluted	$(0.07)	$0.69	$(0.40)	$0.94	$(0.08)	$1.08

(1)
For comparability purposes, this calculation incorporates the Net income (loss) and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock and the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business.
(2)
Adjustments to Adjusted Net Income are described in the footnotes of the reconciliation of Adjusted Net Income to Net Income in “Adjusted Net Income and Adjusted Net Income Margin”.
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted Net Income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted Loss Per Share calculation disclosed in “Note 15, Loss Per Share” of the audited consolidated financial statements in this Annual Report.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of the business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations and debt capacity available under our Credit Facility. The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, and distributions to LLC Unitholders. We believe that cash and cash equivalents, cash flows from operations and amounts available under our Credit Facility will be sufficient to meet the liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

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

Cash on the Consolidated Balance Sheets includes funds available for general corporate purposes. Fiduciary cash and receivables cannot be used for general corporate purposes. Insurance premiums, claims, and surplus lines taxes are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Balance Sheets. We will recognize fiduciary amounts due to others as fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance carriers, other insurance intermediaries, surplus lines taxing authorities, clients, and insurance policy holders, as Fiduciary cash and receivables in the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $752.7 million and $583.1 million as of December 31, 2021 and 2020, respectively, and fiduciary receivables of $1,637.5 million and $1,395.1 million as of December 31, 2021 and 2020, respectively. While we earn investment income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $387.0 million of Cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2021, $139.5 million is held in fiduciary accounts representing collected revenue and is available to be transferred to operating accounts and used for general corporate purposes.

General

On July 1, 2021, in connection with but prior to the IPO, the Company repurchased 74,990,000 of Class B preferred units of RSG LLC from the Founder Group for $78.3 million, which reflects the par value of $75.0 million plus unpaid accrued preferred dividends.

On July 26, 2021, we closed our IPO through which we issued and sold 65,456,020 shares of Class A common stock at a price per share of $23.50. We received approximately $1,448.1 million in net proceeds after deducting underwriting discounts and commissions of $76.9 million and final deferred offering expenses of $13.2 million. Upon closing of the IPO, we paid (i) $118.3 million to acquire 5,887,570 newly issued LLC Units in RSG LLC, (ii) $343.5 million to acquire the equity of an entity through which Onex held its preferred unit interest in RSG LLC (with the 260,000,000 Redeemable Preferred Units owned by the entity converted through a series of transactions to 15,387,026 LLC Units immediately thereafter), (iii) $795.7 million to acquire 35,641,682 outstanding LLC Units from certain existing holders of LLC Units at a purchase price per LLC Unit equal to $23.50, the IPO price per share of Class A common stock in our IPO, (iv) $76.2 million to purchase an additional 3,415,097 newly issued LLC Units in RSG LLC, and (v) $114.4 million to repurchase and retire 5,122,645 shares of Class A common stock held by Onex. In turn, RSG LLC applied the balance of the net proceeds it received on account of the newly issued LLC Units to pay $72.9 million of TRA Alternative Payments arising from the Organizational Transactions. The remaining $121.6 million of net proceeds are reserved for general corporate purposes.

On August 10, 2021, the Board elected to terminate the All Risks long-term incentive plans. The decision to terminate the plans did not and will not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date (i.e., by August 10, 2022). These awards remain subject to the achievement of service conditions. We expect to make payments related to these long-term incentive plans of $111.4 million in 2022.

Credit Facilities

We expect to have sufficient financial resources to meet our business requirements in the next 12 months. Although cash from operations is expected to be sufficient to service our activities, including servicing our debt and contractual obligations, and finance capital expenditures, we have the ability to borrow under our Credit Facility to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank, N.A., the Administrative Agent, for term loan borrowings totaling $1,650.0 million and a Revolving Credit Facility totaling $300.0 million, in connection with financing the All Risks Acquisition. Borrowings under our Revolving Credit Facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our Credit Agreement are unconditionally guaranteed by various subsidiaries and are secured by a lien and security interest in all of our assets. See “Note 11, Debt” in the notes to our audited consolidated financial statements in this Annual Report for further information regarding our debt arrangements.

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

On February 3, 2022, RSG LLC issued $400.0 million of senior secured notes. The notes have a 4.375% interest rate and will mature on February 1, 2030.

As of December 31, 2021, the interest rate on the term loan was LIBOR, plus 3.00%, subject to a 75 basis point floor.

As of December 31, 2021, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the year ended December 31, 2021.

Tax Receivable Agreement

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with the LLC Unitholders and Onex. The TRA provides for the payment by the Company to the current or former LLC Unitholders and Onex, collectively, of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of RSG LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of RSG LLC and its subsidiaries that existed prior to the IPO or to which the Company succeed as a result of certain aspects of the Organizational Transactions (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitled to (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA.

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA relating to the purchase by the Company of LLC Common Units in connection with the IPO will be $272.1 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the event of an early termination of the TRA, either at the Company's election or due to a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments. The Company has not made and is not likely to make an election for an early termination. We expect to fund future TRA payments with tax distributions from RSG LLC that come from cash on hand and cash generated from operations.

The following summarizes the activity related to the Tax receivable agreement liabilities:

(in thousands)	Exchange Tax Attributes (1)	Pre-IPO M&A Tax Attributes (2)	TRA Payment Tax Attributes (3)	TRA Liabilities
Balance at July 22, 2021	$144,598	$83,555	$54,317	$282,470
Remeasurement - initial establishment of TRA liability	(7,622)	-	(2,206)	(9,828)
Remeasurement - change in state rate	(272)	(166)	(104)	(542)
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100

Total expected estimated tax savings from each of the tax attributes associated with the TRA are (1) Exchange Tax Attributes of $160.8 million, (2) Pre-IPO M&A Tax Attributes of $98.1 million, and (3) TRA Payment Tax Attributes of $61.2 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Year Ended December 31, 2021 and 2020

Cash and cash equivalents increased $74.3 million from $312.7 million at December 31, 2020 to $387.0 million at December 31, 2021. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021 increased $138.1 million from the year ended December 31, 2020 to $273.5 million. This amount represents Net income reported, as adjusted for amortization and depreciation, prepaid and deferred compensation expense, and non-cash equity compensation expense, as well as the change in commission and fees receivable, accrued compensation and other current and noncurrent assets and liabilities. Strong organic revenue growth and the All Risks Acquisition drove operating cash flow performance period-over-period. While Net income decreased $13.9 million during the year ended December 31, 2021, the increase in the non-cash adjustments for the amortization of intangibles and debt issuance costs, prepaid and deferred compensation expense, and non-cash equity compensation expense increased operating cash flows.

Cash Flows From Investing Activities

Cash flows used for investing activities during the year ended December 31, 2021 were $457.9 million, a decrease of $310.6 million compared to the $768.5 million of cash flows used for investing activities during the year ended December 31, 2020. The main driver of the cash flows used for investing activities in the year ended December 31, 2021 was the acquisition of the Preferred Blocker Entity (defined below) from Onex for $343.2 million and the acquisitions of Crouse and Keystone for $108.9 million - See “Note 4, Merger and Acquisition Activity” in the audited consolidated financial statements in this Annual Report. The main driver of the cash flows used for investing activities in the year ended December 31, 2020 were the All Risks Acquisition and the final remaining capital commitment on the equity method investment in a Bermuda based reinsurance company, Geneva Re, a joint venture between Nationwide Mutual Insurance Company and Ryan Investment Holdings, LLC an entity under common control – See “Note 19, Related Parties” in the audited consolidated financial statements in this Annual Report, in addition to other smaller acquisitions and funding of prepaid incentives of $9.3 million as compared to the repayment of prepaid incentives in the year ended December 31, 2021 of $3.9 million.

Cash Flows From Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2021 were $429.3 million, a decrease of $696.0 million compared to cash flows provided by financing activities of $1,125.3 million during the year ended December 31, 2020. The main drivers of cash flows provided by financing activities during the year ended December 31, 2021 was the issuance of Class A common stock in the IPO of $1,448.1 million, offset by the repurchase of pre-IPO LLC units and Alternative TRA payments of $780.4 million, the repurchase of Class A common stock in the IPO of $183.6 million, the repurchase of preferred equity for $78.3 million, $48.4 million in cash paid for the remaining 53% non-controlling common equity interest in Ryan Re, $47.1 million of cash distributions paid to pre-IPO unitholders, and $16.5 million repayment of term debt. The main drivers of cash flows provided by financing activities during the year ended December 31, 2020 were $1,505.3 million of term loan borrowings net of repayments and a $118.9 million contribution of members' equity and mezzanine equity, offset by repayments net of borrowings of $428.7 million on the revolving credit facility, $78.8 million of debt issuance costs paid, $52.6 million of equity repurchases, $50.1 million of cash distributions to members, and $25.0 million repayment of subordinated notes for the year ended December 31, 2020. Additionally, a $11.4 million dollar increase in Net change in fiduciary liabilities period-over-period helped offset the decrease in cash flows provided by financing activities when comparing the year ended December 31, 2021 to 2020.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 10, Leases” and “Note 11, Debt” in the notes to our audited consolidated financial statements in this Annual Report and provide further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within “Note 17, Employee Benefit Plans, Prepaid and Long-Term Incentives” in the notes to our audited consolidated financial statements in this Annual Report we discuss various long-term incentive compensation agreements and their impact. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of December 31, 2021, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	December 31, 2021
Current accrued compensation	$5,219
Non-current accrued compensation	137
Total liability	$5,356
Projected future expense	943
Total projected future cash outflows	$6,299

Projected Future Cash Outflows
(in thousands)
2022	$5,378
2023	—
2024	—
2025	—
Thereafter	$921

Within “Note 17, Employee Benefit Plans, Prepaid and Long-Term Incentives” in the notes to our audited consolidated financial statements in this Annual Report we discuss the All Risks Long-Term Incentive Plans and their impact. Below we have outlined the liabilities accrued as of December 31, 2021, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

All Risks Long-Term Incentive Plan
(in thousands)	December 31, 2021
Current accrued compensation	$91,051
Non-current accrued compensation	—
Total liability	$91,051
Projected future expense	20,368
Total projected future cash outflows	$111,419

Projected Future Cash Outflows
(in thousands)
2022	$111,419
2023	—
2024	—
2025	—
Thereafter	$—

Within “Note 4, Merger and Acquisition Activity” in the notes to our audited consolidated financial statements in this Annual Report we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of December 31, 2021, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	December 31, 2021
Current accounts payable and accrued liabilities	$14,419
Other non-current liabilities	27,634
Total liability	$42,053
Projected future expense	3,511
Total projected future cash outflows	$45,564

Projected Future Cash Outflows
(in thousands)
2022	$14,597
2023	5,865
2024	—
2025	25,102
Thereafter	$—

For further discussion, see "Note 4, Merger and Acquisition Activity", "Note 10, Leases", "Note 11, Debt", "Note 17, Employee Benefit Plans, Prepaid and Long-Term Incentives", and "Note 20, Commitments and Contingencies" of the notes to the consolidated financial statements in this Annual Report.

Critical Accounting Policies and Estimates

The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) the Company must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that our will report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.

Refer to "Note 2, Summary of Significant Accounting Policies" in the consolidated financial statements in this Annual Report for further information on the critical accounting estimates and policies. Refer to "Note 4, Merger and Acquisition Activity" in the consolidated financial statements in this Annual Report for further information on the critical accounting policies over business combinations and contingent considerations. Refer to "Note 14, Equity-Based Compensation" in the consolidated financial statements in this Annual Report for the critical accounting estimates and policies related to equity-based compensation. Refer to "Note 19, Fair Value Measurements" in the consolidated financial statements in this Annual Report for further information on pricing of the contingent considerations, derivative instruments and liabilities for which only fair value is disclosed. Refer to "Note 22, Income Taxes" in the consolidated financial statements in this Annual Report for further information on the estimates involved in income taxes and the TRA liability.

A summary of the critical accounting policies and corresponding judgments are as follows:

Revenue Recognition

The timing of revenue recognition and constraints applied to both supplemental and contingent commissions is based on estimates and assumptions. These commissions are paid to the Company based on the achievement of volume and/or underwriting profitability targets on the eligible insurance contracts placed. Because of the limited visibility into the satisfaction of performance indicators outlined in the contracts, the Company constrains such revenues until such time that the carrier provides explicit confirmation of amounts owed to us to avoid a significant reversal of revenue in a future period. The uncertainty regarding the ultimate transaction price for contingent commissions is principally the profitability of the underlying insurance policies placed as determined by the development of loss ratios maintained by the carriers. The uncertainty is resolved over the contractual term. We evaluate the assumptions applied and make adjustments as experience changes.

Business Combinations

The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires us to allocate the total consideration transferred for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, especially with respect to intangible assets. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year.

The Company has financial liabilities resulting from our business combinations, namely contingent consideration arrangements. We estimate the fair value of these contingent consideration arrangements using Level 3 inputs that require the use of numerous assumptions and Monte Carlo simulations, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at an acquisition date and in subsequent periods involves significant judgments, including projecting the future financial performance of the acquired businesses. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions. Changes in the fair value of these contingent consideration arrangements are recorded in Change in contingent consideration within the Consolidated Statements of Income.

Goodwill and Other Intangible Assets

The Company reviews goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the reporting unit may not be recoverable. In the performance of the annual evaluation, the Company also considers qualitative and quantitative developments between the date of the goodwill impairment review and the fiscal year end to determine if an impairment should be recognized.

The Company reviews goodwill for impairment at the reporting unit level, which coincides with the operating segment, Ryan Specialty. The determinations of impairment indicators and the fair value of the reporting unit are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed herein.

The other intangible assets balance is primarily made up of customer relationship intangible asset acquired from All Risks. We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable.

We have not made any material changes in the accounting methodology used to evaluate the impairment of amortizable intangible assets during the last three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material.

Income Taxes

We recognize deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

Tax Receivable Agreement Liabilities

As described in "Note 22, Income Taxes" in the notes to the consolidated financial statements in this Annual Report, in connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain pre-IPO LLC Unitholders. The TRA provides for the payment by the Company to certain pre-IPO LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of certain increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units, tax amortization deductions attributable to asset acquisitions that closed prior to the, and certain tax benefits attributable to payments that the Company is required to make under the TRA. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. As of December 31, 2021, we recognized $272.1 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements see “Note 2, Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in the day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the year ended December 31, 2021, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of December 31, 2021, we had $1,629.4 million of outstanding principal on our term loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to LIBOR interest rate changes, and exposure in excess of the floor. The fair value of the term loan as of December 31, 2021 and 2020 approximates the carrying amount as of such dates, respectively, as determined based upon information available. Historically in 2020, we used interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations for up to five years into the future.

Other financial instruments consist of Cash and cash equivalents, Commissions and fees receivable—net, Other current assets and Accounts payable and accrued liabilities. The carrying amounts of Cash and cash equivalents, Commissions and fees receivable - net, and Accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ryan Specialty Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryan Specialty Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity-Based Compensation — Refer to Notes 1, 2 and 14 to the consolidated financial statements

Critical Audit Matter Description

As a result of the Initial Public Offering (“IPO”) and related transactions, pre-IPO holders of RSG LLC Class A common units exchanged their units for one or more of the following replacement awards: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units (collectively, the “Replacement Awards”). This exchange was considered a modification as of the IPO date as a result of the change in terms and conditions of the existing awards and the issuance of new options and profits interests that have different vesting schedules than the exchanged awards. This modification resulted in the re-measurement of the awards in accordance with ASC 718 Compensation-Stock Compensation. The incremental equity-based compensation expense arising from the modification is primarily driven by cash, the right to future tax receivable agreement (“TRA”) payments, and issuance of new options. Due to the nature of the underlying risks inherent in TRA payments, and the uncertainty as to when the participation threshold will be satisfied for the Class C Incentive Units, the Company used a Monte Carlo simulation to estimate the fair value of the Replacement Awards using key assumptions including simulated closing stock price, simulated taxable income, risk-free interest rate, expected dividend yield, expected volatility and correlation of the Company's stock price to taxable income.

We identified the incremental compensation expense arising from the modification as a critical audit matter. Auditing this modification required auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed to evaluate the methodologies used and assumptions made.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to incremental compensation expense arising from the modification included the following, among others:

•
We obtained an understanding and evaluated the design and implementation of management’s controls related to the Monte Carlo simulation and related assumptions including the simulated closing stock price, simulated taxable income, risk-free interest rate, expected dividend yield, expected volatility and correlation of the Company's stock price to taxable income.
•
We obtained and inspected the various agreements and management’s valuation analysis.
•
With the assistance of our fair value specialists, we performed the following:
o
We evaluated management’s valuation methodology including the selection of the Monte Carlo simulation to determine the incremental compensation expense.
o
We developed an independent estimate of the fair value of the re-measurement of the awards using an independently created Monte Carlo simulation.
o
We evaluated the reasonableness of management’s valuation assumptions and the underlying source information including the simulated closing stock price, simulated taxable income, risk-free interest rate, expected dividend yield, expected volatility and correlation of the Company's stock price to taxable income.
o
We assessed whether the incremental compensation expense arising from the modification was applied in accordance with the ASC 718 including testing the mathematical accuracy of incremental compensation expense.

Realizability of Deferred Tax Assets— Refer to Notes 2 and 22 to the consolidated financial statements

Critical Audit Matter Description

As a result of the IPO and related transactions, the Company acquired an interest in RSG LLC and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in RSG LLC.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Conclusions on the realizability of the net deferred tax assets involve significant management judgment including assumptions and estimates related to the amount and timing of future taxable income. Auditing the deferred tax asset calculation and the related forecast of future taxable income involved a high degree of auditor judgment around management’s assumptions and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of deferred tax assets included the following, among others:

•
We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income and the related assumptions.
•
With the assistance of our income tax specialists, we performed the following:
o
We evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections.
o
We evaluated the reasonableness of the initial valuation of the deferred tax asset
o
We evaluated the reasonableness of the methods, significant assumptions, and judgments used by management to determine whether it was more likely than not that the Company would be able to realize its deferred tax assets.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 16, 2022

We have served as the Company's auditor since 2011.

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Income

All balances presented in thousands, except share and per share amounts

	Year Ended December 31,
	2021	2020	2019
REVENUE
Net commissions and fees	$1,432,179	$1,016,685	$758,448
Fiduciary investment income	592	1,589	6,663
Total revenue	$1,432,771	$1,018,274	$765,111
EXPENSES
Compensation and benefits	991,618	686,155	494,391
General and administrative	138,955	107,381	118,179
Amortization	107,877	63,567	48,301
Depreciation	4,806	3,934	4,797
Change in contingent consideration	2,891	(1,301)	(1,595)
Total operating expenses	$1,246,147	$859,736	$664,073
OPERATING INCOME	$186,624	$158,538	$101,038
Interest expense	79,354	47,243	35,546
Income (loss) from equity method investment in related party	(759)	440	(978)
Other non-operating income (loss)	(44,947)	(32,270)	3,469
INCOME BEFORE INCOME TAXES	$61,564	$79,465	$67,983
Income tax expense	4,932	8,952	4,926
NET INCOME	$56,632	$70,513	$63,057
Net income (loss) attributable to non-controlling interests, net of tax	(9,241)	2,409	(1,109)
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$65,873	$68,104	$64,166
NET LOSS PER SHARE OF CLASS A COMMON STOCK:
Basic and diluted	$(0.07)	—	—
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic and diluted	105,730,008	—	—

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Comprehensive Income

All balances presented in thousands

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$56,632	$70,513	$63,057
Net income (loss) attributable to non-controlling interests, net of tax	(9,241)	2,409	(1,109)
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$65,873	$68,104	$64,166
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(121)	1,084	(2,068)
Change in share of equity method investment in related party other comprehensive income (loss)	(867)	754	—
Total other comprehensive income (loss), net of tax	(988)	1,838	(2,068)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$64,885	$69,942	$62,098

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Group Holdings, Inc.

Consolidated Balance Sheets

All balances presented in thousands, except share and per share data

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$386,962	$312,651
Commissions and fees receivable – net	210,252	177,699
Fiduciary cash and receivables	2,390,185	1,978,152
Prepaid incentives – net	7,726	8,842
Other current assets	15,882	16,006
Total current assets	$3,011,007	$2,493,350
NON-CURRENT ASSETS
Goodwill	1,309,267	1,224,196
Other intangible assets	573,930	604,764
Prepaid incentives – net	25,382	36,199
Equity method investment in related party	45,417	47,216
Property and equipment – net	15,290	17,423
Lease right-of-use assets	84,874	93,941
Deferred tax assets	382,753	—
Other non-current assets	10,788	12,293
Total non-current assets	$2,447,701	$2,036,032
TOTAL ASSETS	$5,458,708	$4,529,382
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS'/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	99,403	115,573
Accrued compensation	386,301	349,558
Operating lease liabilities	18,783	19,880
Short-term debt and current portion of long-term debt	23,469	19,158
Fiduciary liabilities	2,390,185	1,978,152
Total current liabilities	$2,918,141	$2,482,321
NON-CURRENT LIABILITIES
Accrued compensation	4,371	69,121
Operating lease liabilities	74,386	83,737
Long-term debt	1,566,627	1,566,192
Deferred tax liabilities	631	577
Tax receivable agreement liabilities	272,100	—
Other non-current liabilities	27,675	16,709
Total non-current liabilities	$1,945,790	$1,736,336
TOTAL LIABILITIES	$4,863,931	$4,218,657
MEZZANINE EQUITY
Preferred units ($1.00 par value; 0 issued and outstanding at December 31, 2021 and 260,000,000 issued and outstanding at December 31, 2020)	$—	$239,635
STOCKHOLDERS'/MEMBERS’ EQUITY
Members' interest	—	67,088
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 109,894,548 shares issued and outstanding at December 31, 2021)	110	—
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 149,162,107 shares issued and outstanding at December 31, 2021)	149	—
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at December 31, 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021)	—	—
Additional paid-in capital	348,865	—
Accumulated deficit	(7,064)	—
Accumulated other comprehensive income	1,714	2,702
Total stockholders' equity attributable to Ryan Specialty Group Holdings, Inc. /members’ equity	$343,774	$69,790
Non-controlling interests	251,003	1,300
Total stockholders'/members’ equity	594,777	71,090
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS'/MEMBERS’ EQUITY	$5,458,708	$4,529,382

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Cash Flow

All balances presented in thousands

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,632	$70,513	$63,057
Adjustments to reconcile net income to cash flows from (used for) operating activities:
Loss (gain) from equity method investment	759	(440)	978
Amortization	107,877	63,567	48,301
Depreciation	4,806	3,934	4,797
Gain on disposition of property and equipment	—	—	(7,804)
Prepaid and deferred compensation expense	46,470	21,619	10,838
Non-cash equity based compensation	67,534	10,800	8,153
Amortization of deferred debt issuance costs	11,372	5,002	1,547
Deferred income taxes	(1,154)	203	(800)
Loss on extinguishment of existing debt	8,634	1,708	—
Change (net of acquisitions and divestitures) in:
Commissions and fees receivable - net	(29,657)	(31,174)	(3,727)
Accrued interest	760	4	250
Other current assets and accrued liabilities	78,728	15,516	24,062
Other non-current assets and accrued liabilities	(79,268)	(25,859)	(145)
Total cash flows provided by operating activities	$273,493	$135,393	$149,507
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions - net of cash acquired and cash held in fiduciary capacity	(108,883)	(717,961)	(120,897)
Asset acquisitions	(343,158)	(5,236)	(100)
Prepaid incentives issued – net of repayments	3,885	(9,313)	(8,510)
Equity method investment in related party	—	(23,500)	(23,500)
Proceeds from disposition of property and equipment	—	—	13,000
Capital expenditures	(9,781)	(12,498)	(7,990)
Total cash flows used for investing activities	$(457,937)	$(768,508)	$(147,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions of members' equity	—	19,749	25,000
Contributions of mezzanine equity	—	98,373	—
Allocation of contribution to Redeemable Preferred Units embedded derivative	—	814	—
Purchase of remaining interest in Ryan Re	(48,368)	—	—
Payment of contingent consideration	(4,495)	—	—
Equity repurchases from pre-IPO unitholders	(3,880)	(52,562)	(3,167)
Repurchase of preferred equity	(78,256)	—	—
Cash distribution to pre-IPO unitholders	(47,096)	(50,121)	(72,291)
Repayment of term debt	(16,500)	(144,750)	(7,500)
Borrowing of term debt	—	1,650,000	—
Repayment of unsecured promissory notes	(1,108)	—	—
Repayment of subordinated notes	—	(25,000)	(25,000)
Borrowings on revolving credit facilities	—	305,517	420,500
Repayments on revolving credit facilities	—	(734,214)	(271,569)
Repayment of acquired debt	—	—	(37,605)
Finance lease and other costs paid	(129)	235	—
Debt issuance costs paid	(2,431)	(78,799)	(293)
Repurchase of Class A common stock in the IPO	(183,616)	—	—
Repurchase of pre-IPO LLC Units and payment of Alternative TRA Payments	(780,352)	—	—
Issuance of Class A common stock in the IPO, net of offering costs paid	1,448,097	—	—
Net change in fiduciary liabilities	147,418	136,062	34,199
Total cash flows provided by financing activities	$429,284	$1,125,304	$62,274
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(883)	1,353	265
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$243,957	$493,542	$64,049
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$895,704	$402,162	$338,113
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,139,661	$895,704	$402,162
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	$386,962	$312,651	$52,016
Cash held in a fiduciary capacity	752,699	583,053	350,146

Refer to Notes to the Consolidated Financial Statements

Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,139,661	$895,704	$402,162

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

All balances presented in thousands

	Mezzanine Equity	Members' Interest	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Members’ Equity (Deficit)
Balance at January 1, 2019	$137,696	$(92,190)	$2,932	$—	$(89,258)
Net income (loss)	—	64,166	—	(1,109)	63,057
Other comprehensive income	—	—	(2,068)	—	(2,068)
Foreign currency translation adjustments	—	—	—	—	—
Accretion of premium on mezzanine equity	1,948	(1,948)	—	—	(1,948)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—
Accumulation of preferred dividends (% return)	—	(12,072)	—	—	(12,072)
Related party acquisition of preferred units	—	(3,316)	—	—	(3,316)
Equity issued to the Board of Directors	—	304	—	—	304
Contribution to Class A units	—	—	—	—	—
Contribution to Class B units	—	25,000	—	—	25,000
Equity issued to related party in exchange for extinguishment of subordinated promissory notes	—	—	—	—	—
Loss on extinguishment of related party subordinated promissory notes	—	—	—	—	—
Distribution declared - tax advances	—	(33,104)	—	—	(33,104)
Distributions declared - partnership distribution	—	(26,000)	—	—	(26,000)
Repurchases of Class A units	—	(4,932)	—	—	(4,932)
Equity-based compensation expense	—	7,848	—	—	7,848
Balance at December 31, 2019	$139,644	$(76,244)	$864	$(1,109)	$(76,489)
Net income	—	68,104	—	2,409	70,513
Foreign currency translation adjustments	—	—	1,084	—	1,084
Accretion of premium on mezzanine equity	1,618	(1,618)	—	—	(1,618)
Change in share of equity method investment in related party other comprehensive income	—	—	754	—	754
Accumulation of preferred dividends (% return)	—	(12,032)	—	—	(12,032)
Related party asset acquisition	—	(3,039)	—	—	(3,039)
Equity issued to the Board of Directors	—	640	—	—	640
Contribution to Class A units	—	111,100	—	—	111,100
Contribution to Redeemable Preferred Units	98,373	—	—	—	—
Contribution to Class B common units		10,649	—	—	10,649
Equity issued to related party in exchange for extinguishment of subordinated promissory notes	—	81,931	—	—	81,931
Loss on extinguishment of related party subordinated promissory notes	—	(6,941)	—	—	(6,941)
Distributions declared - tax advances	—	(63,402)	—	—	(63,402)
Repurchases of Class A units	—	(52,220)	—	—	(52,220)
Equity-based compensation expense	—	10,160	—	—	10,160
Balance at December 31, 2020	$239,635	$67,088	$2,702	$1,300	$71,090

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

All balances presented in thousands, except share data

			Class A Common Stock		Class B Common Stock		Class X Common Stock				Accumulated
	Mezzanine Equity	Members' Interest	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Non- controlling Interest	Stockholders'/ Members' Equity
Balance at January 1, 2021	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income prior to the Organizational Transactions	—	72,937	—	—	—	—	—	—	—	—	—	2,450	75,387
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	444	—	444
Unpaid preferred return on Mezzanine Equity	—	(1,728)	—	—	—	—	—	—	—	—	—	—	(1,728)
Equity-based compensation prior to the Organizational Transactions	—	8,457	—	—	—	—	—	—	—	—	—	—	8,457
Related Party Acquisition	—	(44,618)	—	—	—	—	—	—	—	—	—	(3,750)	(48,368)
Accumulation of preferred dividends (% return), net of tax distributions	—	(5,663)	—	—	—	—	—	—	—	—	—	—	(5,663)
Members' tax distributions	—	(23,757)	—	—	—	—	—	—	—	—	—	—	(23,757)
Repurchases of Class A units	—	(4,625)	—	—	—	—	—	—	—	—	—	—	(4,625)
Reclassification from preferred units to repurchase	—	(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accretion of premium on mezzanine equity	20,365	(20,365)	—	—	—	—	—	—	—	—	—	—	(20,365)
RSG LLC equity prior to the Organizational Transactions	$260,000	$(27,286)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(24,878)
Effect of Common Blocker Merger exchange of LLC units for Class A and Class X common stock	—	(71,874)	20,680,420	21	—	—	640,784	1	147,331	—	—	(75,479)	—
Exchange of LLC units from pre-IPO unitholders for Class A common stock	—	(29,675)	31,992,135	32	—	—	—	—	59,318	—	—	(29,675)	—
Repurchase of Class A common stock in IPO	—	—	(8,224,708)	(8)	—	—	—	—	(183,608)	—	—	—	(183,616)
Impact of the Participation and related Alternative TRA Payments	—	(29,047)	—	—	—	—	—	—	29,047	—	—	(761,706)	(761,706)
Equity grant modification and related Alternative TRA Payments	—	—	—	—	—	—	—	—	(18,645)	—	—	12,333	(6,312)
Issuance of Class B common stock	—	—	—	—	149,162,107	149	—	—	(149)	—	—	—	—
Effect of Preferred Blocker Merger	(260,000)	—	—	—	—	—	—	—	343,515	—	—	(343,515)	—
Establishment of deferred tax asset arising from exchanges of LLC units	—	—	—	—	—	—	—	—	329,000	—	—	—	329,000
Establishment of liabilities under tax receivable agreement	—	—	—	—	—	—	(640,784)	(1)	(282,470)	—	—	—	(282,471)
Establishment of deferred tax asset arising from investment in RSG LLC	—	—	—	—	—	—	—	—	61,143	—	—	—	61,143
Reclassification of pre-IPO Members' Equity	—	157,882	—	—	—	—	—	—	(1,627,480)	—	—	1,469,598	—
Effect of the Organizational Transactions	$(260,000)	$27,286	44,447,847	$45	149,162,107	$149	—	$—	$(1,142,998)	$—	$—	$271,556	$(843,962)
Distributions declared - Members' tax	—	—	—	—	—	—	—	—	—	—	—	(11,155)	(11,155)
Issuance of Class A common stock in the IPO, net of offering costs	—	—	65,456,020	65	—	—	—	—	1,448,033	—	—	—	1,448,098
Issuance of common stock	—	—	9,634	0	—	—	—	—	(0)	—	—	—	—
Forfeiture of common stock	—	—	(18,953)	(0)	—	—	—	—	0	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	984	—	—	—	984
Foreign currency translation subsequent to the Organizational Transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(565)	(1,080)	(1,645)
Equity-based compensation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	42,846	—	—	3,546	46,392
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(129)	(173)	(302)
Net (loss) subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	—	(7,064)	—	(11,691)	(18,755)
Balance at December 31, 2021	$—	$—	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Group Holdings, Inc.

Notes to the Consolidated Financial Statements

Tabular balances presented in thousands, except share and per share data

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Group Holdings, Inc. and its subsidiaries (the “Company” or "Ryan Specialty") provides specialty products and solutions for insurance brokers, agents and carriers. This encompasses distribution, underwriting, product development, administration and risk management services by acting as a wholesale broker and a managing underwriter to a wide variety of personal, commercial, industrial, institutional, and governmental organizations through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

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

In connection with the IPO, the Company completed the following Organizational Transactions which are presented in the “Effect of the Organizational Transactions” in the Consolidated Statements of Mezzanine Equity and Stockholders'/ Members' Equity:

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
•
The Company engaged in a series of transactions with the entity (the “Common Blocker Entity”) through which Onex held its Class B common unit interest in RSG LLC (collectively, the “Common Blocker Merger”) that resulted in Onex exchanging its equity interests in the Common Blocker Entity for 20,680,420 shares of Class A common stock and a right to participate in the TRA through the issuance, subsequent repurchase and cancellation of 640,784 shares of Class X common stock, each in a non-cash transaction.

•
Through a series of internal transactions and after giving effect to the Participation, certain pre-IPO LLC Unitholders, excluding Onex, had their purchased and granted LLC Common Units exchanged into an aggregate of 31,992,135 shares, respectively, of Class A common stock on a one-for-one basis in a non-cash transaction and received TRA alternative payments (“TRA Alternative Payments”). The TRA Alternative Payment amounts were intended to approximate what such LLC Unitholders would have received had their exchange been taxable and provided the Company with additional tax attributes, although these exchanges will not relate to actual tax benefits obtained or to be obtained by the Company.
•
The Company repurchased 8,224,708 shares of Class A common stock from Onex that were reissued as part of the IPO.
•
The Company purchased the LLC Common Units subject to the Participation for $799.3 million, inclusive of $72.9 million related to TRA Alternative Payments. Of the total TRA Alternative Payments, $37.6 million was attributed to the modification of equity grants discussed below in the exchange of LLC Common Units from pre-IPO LLC Unitholders for Class A common stock. The remaining $35.3 million was treated as a return of capital associated with purchased LLC Common Units.
•
Granted incentive LLC Common Units held by certain pre-IPO LLC Unitholders were exchanged for (i) an aggregate of 11,426,502 restricted shares of Class A common stock (“Restricted Stock”) of which 1,349,640 were granted to former employees, (ii) an aggregate of 4,592,319 options to purchase shares of Class A common stock with an exercise price equal to the IPO price of $23.50 (“Reload Options”), (iii) an aggregate of 27,493,192 restricted LLC Common Units (“Restricted Common Units”) and (iv) an aggregate of 3,911,490 Class C Incentive Units with a participation threshold equal to the IPO price of $23.50 (“Reload Class C Incentive Units”), collectively, the “Replacement Awards”. This exchange was considered a modification of the pre-IPO equity awards at the IPO date as a result of the change in terms and conditions of the existing awards and the issuance of new options and profits interests with different vesting schedules than the exchanged awards. This modification resulted in the remeasurement of the incentive grants in accordance with ASC 718, Compensation- Stock Compensation (“ASC 718”). The TRA Alternative Payments of $37.6 million attributed to employees who exchanged their granted units into Restricted Stock were treated as a cash settlement of a portion of the existing awards, and therefore, were included in the post-IPO value for determining the incremental expense in the modification. The equity impact of the modification, including cash settlement, was ($18.6) million and $12.3 million to Additional paid-in capital and Non-controlling interests, respectively. The remaining unamortized fair value of the awards will be recognized as equity-based compensation allocated on a relative fair value basis over the remaining service periods.
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
•
The Company issued 149,162,107 shares of Class B common stock to the LLC Unitholders, on a one-to-one basis with the number of LLC Common Units each LLC Unitholder owned upon the consummation of the Organizational Transactions (after the Participation), for nominal consideration of $0.1 million in a non-cash transaction. Shares of Class B common stock were not issued to the LLC Unitholders with respect to the Class C Incentive Units.
•
The Company acquired the entity (the “Preferred Blocker Entity”) through which Onex held its preferred unit interest of 260,000,000 Redeemable Preferred Units in RSG LLC for $343.2 million, net of cash acquired.
•
The Company entered into a TRA with certain pre-IPO LLC Unitholders whereby the Company agreed to pay to such LLC Unitholders 85% of the benefits that the Company realizes (or is deemed to realize in certain circumstances) from (i) certain increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units, (ii) certain tax attributed of RSG LLC that existed prior to the IPO or to which the Company succeed as a result of certain aspects of the Organizational Transactions, (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitles (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. In addition, with respect to the holders of LLC Common Units who either sold 100% of their LLC Common Units in connection with the IPO or had their LLC Common Units (after giving effect to the Participation) exchanged for shares of Class A common stock on a one-for-one basis in the Organizational Transactions, such holders received a TRA Alternative Payment of $72.9 million.
•
The Company recorded a $329.0 million deferred tax asset which is comprised of $234.0 million related to benefits from future deductions attributable to the TRA and $95.0 million related to benefits from future deductions attributable to TRA Alternative Payments and purchase of LLC Units from certain holders that received TRA Alternative Payments.
•
The Company recorded Tax receivable agreement liabilities in the Consolidated Balance Sheets for the amount of $282.5 million associated with the payments to be made to pre-IPO LLC Unitholders subject to the TRA in a non-cash transaction.
•
Additionally, the Company has recorded a $61.1 million deferred tax asset related to temporary differences in the book basis as compared to the tax basis of its investment in RSG LLC.

New RSG Holdings was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Group Holdings, Inc., and Ryan Specialty Group, LLC. The Company is the sole managing member of New RSG Holdings. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New RSG Holdings exchanged equity interests in Ryan Specialty Group, LLC for LLC Common Units in New RSG Holdings, with the intent that New RSG Holdings be the new holding company for Ryan Specialty Group, LLC interests. At that time Ryan Specialty Group, LLC adopted the LLC Operating Agreement and New RSG Holdings adopted the New RSG Holdings LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New RSG Holdings, which became a holding company with its sole material asset being a controlling equity interest in Ryan Specialty Group, LLC. The Company operates and controls the business and affairs, and consolidates the financial results, of Ryan Specialty Group, LLC through New RSG Holdings, and through Ryan Specialty Group, LLC, conducts our business. Accordingly, the Company consolidates the financial results of New RSG Holdings, and therefore Ryan Specialty Group, LLC, and reports the non-controlling interests of New RSG Holdings' LLC Common Units on its consolidated financial statements. As of December 31, 2021, the Company owned 42.4% of the outstanding LLC Common Units of New RSG Holdings, and New RSG Holdings owned 99.9% of the outstanding LLC Common Units of Ryan Specialty Group, LLC. The remaining 0.1% of the outstanding LLC Common Units of Ryan Specialty Group, LLC were owned by a subsidiary of the Company. As Ryan Specialty Group, LLC is substantively the same as New RSG Holdings, for the purpose of this document, we will refer to both New RSG Holdings and Ryan Specialty Group, LLC as “RSG LLC”.

Basis of Presentation

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP. The audited consolidated financial statements include the Company’s accounts and those of all controlled subsidiaries.

Intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany transactions and balances have been eliminated in consolidation.

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

The Organizational Transactions were considered to be transactions between entities under common control. The historical operations of RSG LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of RSG LLC prior to the IPO and Organizational Transactions; (ii) the consolidated results of the Company and RSG LLC following the IPO and Organizational Transactions; and (iii) the assets and liabilities of the Company and RSG LLC at their historical cost. No step-up basis of intangible assets or goodwill was recorded.

Use of Estimates

The preparation of the consolidated financial statements and notes thereto requires management to make estimates, judgements, and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

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

Revision of Previously Issued Financial Statements

During the fourth quarter of 2021, the Company revised the presentation of Cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows. Historically, the Company did not present Cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows, since these funds cannot be used for general purposes and were not considered a source of liquidity for the Company. The Company has since revised its presentation and includes Cash held in a fiduciary capacity as a component of Total cash, cash equivalents, and cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99 Materiality and SAB No. 108 Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company concluded the effect of the change was not material to any previously filed interim or annual financial statements. Accordingly, the Company revised the previously reported financial information in this Annual Report on Form 10-K in the Consolidated Statements of Cash Flows and related disclosures for the years ended December 31, 2020 and 2019, and for the unaudited interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021. There was no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets or Consolidated Statements of Mezzanine Equity and Shareholders’/Members’ Equity for any period presented.

The tables below reflect the impact to the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and the interim periods ended September 30, 2021, June 30, 2021, and March 31, 2021:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised
Total cash flows provided by operating activities	$135,393	—	$135,393	$149,507	—	$149,507
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions - net of cash acquired and cash held in fiduciary capacity	(814,870)	96,909	(717,961)	(146,433)	25,536	(120,897)
Other lines	(50,547)	—	(50,547)	(27,100)		(27,100)
Total cash flows used for investing activities	$(865,417)	$96,909	$(768,508)	$(173,533)	$25,536	$(147,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in fiduciary liabilities	—	136,062	136,062	—	34,199	34,199
Other lines	989,242	—	989,242	28,075	—	28,075
Total cash flows provided by financing activities	$989,242	$136,062	$1,125,304	$28,075	$34,199	$62,274
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	1,417	(64)	1,353	392	(127)	265
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$260,635	$232,907	$493,542	$4,441	$59,608	$64,049
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	52,016	350,146	402,162	47,575	290,538	338,113
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$312,651	$583,053	$895,704	$52,016	$350,146	$402,162

	Nine Months Ended September 30, 2021			Six Months Ended June 30, 2021			Three Months Ended March 31, 2021
	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised
Total cash flows provided by (used for) operating activities	$154,375	—	$154,375	$107,715	—	$107,715	$(74,805)	—	$(74,805)
Total cash flows used for investing activities	$(345,451)	—	$(345,451)	$(155)	—	$(155)	$(2,208)	—	$(2,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in fiduciary liabilities	—	52,422	52,422	—	93,671	93,671	—	(62,018)	(62,018)
Other lines	293,694	—	293,694	(113,092)	—	(113,092)	(76,148)	—	(76,148)
Total cash flows provided by (used for) financing activities	$293,694	$52,422	$346,116	$(113,092)	$93,671	$(19,421)	$(76,148)	$(62,018)	$(138,166)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(1,574)	88	(1,486)	409	(946)	(537)	(314)	(470)	(784)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$101,044	$52,510	$153,554	$(5,123)	$92,725	$87,602	$(153,475)	$(62,488)	$(215,963)
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	312,651	583,053	895,704	312,651	583,053	895,704	312,651	583,053	895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$413,695	$635,563	$1,049,258	$307,528	$675,778	$983,306	$159,176	$520,565	$679,741

2.
Summary of Significant Accounting Policies

Segment Reporting

In accordance with ASC 280, Segment Reporting, Ryan Specialty's operations are reported as a single operating segment. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of evaluating financial performance and allocating resources.

Revenue Recognition

The Company generates revenues primarily through commissions and fees from customers, as well as compensation from insurance and reinsurance companies for services provided to them.

The Company incurs both costs to fulfill a contract, principally in pre-placement activities, and costs to obtain a contract, principally through certain sales commissions paid to employees. For situations in which the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company applies a practical expedient and recognizes the costs of obtaining a contract as an expense when incurred.

Net Commissions and Fees

Net commissions and fees revenue is primarily based on a percentage of premiums or fees received for an agreed-upon level of service. The Company’s customers for this revenue stream are agents of the insured. The net commissions and fees are recognized at a point in time when an insurance policy is bound and issued, which occurs on the later of the policy effective date of the associated policies, or the date the Company receives a request to bind coverage from the customer. Most insurance premiums are subject to cancellations; therefore commission revenue is considered to be variable consideration at the contract effective date and is recognized net of a constraint for estimated policy cancellations, based upon the Company's historical cancellations.

Any endorsement made to a contract is treated as a new contract, with revenue recognized on the later of the endorsement effective date or the date the Company receives a request to bind coverage from the customer.

Supplemental and Contingent Commissions

Supplemental and contingent commissions are additional revenues paid to the Company based on the volume and/or underwriting profitability on the eligible insurance contracts placed. The Company’s performance obligation is satisfied and revenue is recognized over time using the output method as the Company places eligible or profitable policies. For this revenue stream, the Company defines the customer as the carrier, as the carrier is the entity that will ultimately pay the Company additional revenues once certain volume and profitability targets are achieved by the carrier. Because of the limited visibility into the satisfaction of performance indicators outlined in the contracts, the Company constrains such revenues until the time that the carrier provides explicit confirmation of amounts owed to the Company to avoid a significant reversal of revenue in a future period. The uncertainty regarding the ultimate transaction price for contingent commissions is principally the profitability of the underlying insurance policies placed as determined by the development of loss ratios maintained by the carriers. The uncertainty is resolved over the contractual term as actual results are achieved.

Loss Mitigation Fees

Loss mitigation fees, or mergers and acquisitions (“M&A”) fees, consist of a review of due diligence and other relevant information in underwriting a risk. The Company defines the customer of this revenue stream as the agent of the insured. The performance obligation is the production of an Expense Agreement (“EA”) or Letter of Intent (“LOI”). As the M&A fees are not dependent on the outcome of the risk being insured, the Company recognizes these fees at the point of time when control transfers to the customer, occurring on the effective date of an executed EA or LOI.

Disaggregation of Revenue

The following is a description of the revenue generating activity from the Company’s specialty distribution operating segment, Ryan Specialty:

Wholesale Brokerage revenue primarily includes insurance commissions and fees for services rendered to retail agents and brokers, as well as supplemental and contingent commissions from carriers. Ryan Specialty’s Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines and workers’ compensation insurance products from insurance carriers to retail brokerage firms.

Binding Authority revenue primarily includes insurance commissions for services rendered as well as supplemental and contingent commissions from carriers. The Company’s binding authorities receive underwriting authority from a variety of carriers for both admitted and non-admitted business for small to mid-size risks. Wholesale binding authorities generally have authority to bind coverage on behalf of an insurance carrier for a specific type of risk, subject to agreed-upon guidelines and limits. Wholesale binding authorities receive submissions for insurance directly from retail brokers, evaluate price, make underwriting decisions regarding these submissions, and bind and issue policies on behalf of insurance carriers. Wholesale binding authorities are typically created to handle large volumes of small-premium policies across commercial and personal lines product lines within strictly defined underwriting criteria. Binding authorities allow the insured to access additional capital and the carrier to efficiently aggregate its distribution.

Underwriting Management primarily includes insurance commissions for services rendered, including contingent commissions for placing profitable business with carrier partners and loss mitigation fees. Underwriting Management offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGUs, which act on behalf of insurance carriers that have given the Company the authority to underwrite and bind coverage for specific risks, and programs that offer commercial and personal insurance for specific product lines or industry classes.

Contract Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. These assets relate to the unbilled amounts of services for which the Company recognizes revenue over time. The Company can receive cash payments from customers in advance of the Company’s performance obligation being satisfied, which represents a contract liability. Contract liabilities are recognized as revenue when the performance obligations are satisfied.

Cash and Cash Equivalents

Cash and cash equivalents include cash in demand deposits accounts and short-term investments, consisting principally of money market demand accounts, having original maturities of 90 days or less.

Commissions and Fees Receivable

The Company earns commissions and fees through its Wholesale Brokerage, Binding Authority and Underwriting Management Specialties. The Company records a receivable once a performance obligation is satisfied. In some instances, the Company will advance premiums on behalf of the clients or claims payments and refunds to clients on behalf of underwriters. These amounts are also reflected within Commissions and fees receivable – net on the Consolidated Balance Sheets.

The Company’s receivables are shown net of an allowance for credit losses which is estimated based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

Fiduciary Assets, Fiduciary Liabilities, and Related Income

In its role as an insurance intermediary, the Company collects and remits amounts between insurance agents and brokers and insurance underwriters. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price. Similarly, the Company elected to exclude from the measurement of the transaction price surplus lines taxes, as these are assessed by a governmental authority that are both imposed on and concurrent with the revenue-producing transactions and collected by the Company from customers and remitted to the taxing authority. The Company recognizes amounts held and due to the Company as Fiduciary cash and receivables, and premiums, claims payable and surplus lines taxes are included in Fiduciary liabilities in the Consolidated Balance Sheets. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the operating accounts and liabilities.

Unremitted insurance premiums are held in a fiduciary capacity until disbursement. The Company holds these funds in cash and cash equivalents, including Money Market Mutual Funds registered with the U.S. Securities and Exchange Commission under Rule 2a-7 of the Investment Company Act of 1940. Interest income is earned on the unremitted funds, which is included in Fiduciary investment income in the Consolidated Statements of Income. Interest earned on fiduciary funds held is not accounted for under ASC 606, Revenue from Contracts with Customers.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of the net assets acquired in the acquisition of a business. The Company recognizes goodwill as the amount of consideration transferred which cannot be assigned to other tangible or intangible assets and liabilities.

The Company reviews goodwill for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the reporting unit may not be recoverable. In the performance of the annual evaluation, the Company also considers qualitative and quantitative developments between the date of the goodwill impairment review and the fiscal year end to determine if an impairment should be recognized.

The Company reviews goodwill for impairment at the reporting unit level, which coincides with the operating segment, Ryan Specialty. The determinations of impairment indicators and the fair value of the reporting unit are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed herein.

Intangible Assets

Intangible assets other than goodwill consist primarily of customer relationships. Customer relationships consist of customer-related assets, which are amortized over their estimated useful lives, ranging from two to fifteen years, in proportion with the realization of the economic benefit. Generally, the Company uses outside valuation specialists to value acquired intangible assets. Intangible assets also include trade names and internally developed software, which are amortized over their estimated lives, typically three years and between five to seven years, respectively. The Company has no indefinite-lived intangible assets.

Equity Method Investment

The Company uses the equity method to account for its investment in a related party for which the Company has the ability to exercise significant influence over, but not control, the investee’s operating and financial policies. The equity method investment in related party is recorded at cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or loss after the date of investment. The Company’s proportionate share of the other comprehensive income from equity method investments is reflected on the Consolidated Statements of Comprehensive Income. The Company’s equity method investment in a related party is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Litigation and Contingent Liabilities

The Company is subject to various legal actions related to claims, lawsuits, and proceedings incident to the nature of the business. The Company records liabilities for loss contingencies when it is probable that a liability has been incurred on or before the Consolidated Balance Sheets date and the amount of the liability can be reasonably estimated as of the issuance date. The Company does not discount such contingent liabilities and recognizes related legal costs, such as fees and expenses of external counsel and other service providers, as period expenses when incurred. The loss contingencies, if any, are held within Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In order to assess the potential liabilities, the Company analyzes the litigation exposure based upon available information, including consultation with counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of factors, including new developments or changes in the approach, such as changing the settlement strategy as applicable to a matter.

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

Equity-based compensation expense is recorded in Compensation and benefits on the Consolidated Statements of Income. See Note 14, Equity-based Compensation, for additional information on the Company’s equity-based compensation awards.

Defined Contribution Plan

The Company recognizes expense for the matching contribution to the defined contribution plan in the year where requisite employee service is performed. Matching contributions are made to participants throughout the year. Any liabilities for matching contributions are recognized as Current Accrued compensation within the Consolidated Balance Sheets.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments and is recognized in Non-current Accrued compensation in the Consolidated Balance Sheets. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income.

Employee Incentives

In connection with the acquisition of businesses and recruiting and retaining key talent, the Company has historically issued unsecured forgivable notes as well as retention incentives with a claw back feature to employees. The aggregate balance of both forgivable notes and retention incentives are included within Current and Non-current Prepaid incentives - net in the Company’s Consolidated Balance Sheets. The expense related to forgiving these incentives is amortized through Compensation and benefits in the Consolidated Statements of Income.

Employee Retention Incentives

Retention incentives are earned by the recipient over the term of the arrangement, so long as the employee continues employment and complies with other certain contractual requirements.

Forgivable Notes

Forgivable notes were historically offered to employees as an incentive, whereby the principal amount of the notes and related accrued interest is forgiven by the Company over the term of the notes, so long as the employee continues employment and complies with other certain contractual requirements. The Company no longer issues these types of notes.

Long-Term Incentive Plans

The long-term incentive plan awards are typically issued in connection with an acquisition, vest based on the achievement of various performance and service conditions, and are cash-settled. The expense is recognized in Compensation and benefits in the Consolidated Statements of Income ratably over the remaining service period of the participants while employed by the Company.

Restructuring Costs

Restructuring costs consist of employee termination benefits including severance and retention costs, lease termination, contract termination and other restructuring related costs.

A liability for employee termination benefits is recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Following the communication date, where an employee is required to continue rendering service to receive termination benefits, the costs associated with those benefits and ongoing costs of employment are generally expensed over the employees’ remaining service period. These costs are recorded in Compensation and benefits in the Consolidated Statements of

Income and the related liabilities recognized are recorded in Current Accrued compensation in the Consolidated Balance Sheets.

For leased properties where we plan to cease use of the property, as well as have the intent and ability to sublease the property, we test the right-of-use asset for impairment to determine if a loss has occurred. The carrying value of the right-of-use asset is adjusted based on the net present value of the future cash flows expected from a sublease agreement using current market rates for similar properties. We may record additional impairment losses when we finalize executed agreements with the sublessee.

Certain contract termination costs are recognized at the date the Company ceases using the rights conveyed by the contract or when we terminate the contract pursuant to the contractual terms and are measured at fair value.

Costs associated for consolidating leased office and other expenses are recorded in General and administrative expense in the Consolidated Statements of Income and the related liabilities recognized are recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Foreign Currency Translation

The Company assigns functional currencies to the foreign operations, which are generally the currencies of the local operating environment.

Balances denominated in non-functional currency are remeasured to the functional currency using current exchange rates, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency balances are then translated into reporting currency using (i) exchange rates at the balance sheet date for items reported as assets or liabilities in the Consolidated Balance Sheets, (ii) historical rates for items reported in Stockholders'/ members’ equity other than accumulated losses, and (iii) average exchange rates for items recorded in earnings and included in accumulated losses. The resulting change in unrealized translation gains or losses is a component of Accumulated other comprehensive income within the Consolidated Balance Sheets.

Leases

The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company then evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. If these criteria are met and a lease has been identified, the Company accounts for the contract under the requirements of ASC 842, Leases ("ASC 842").

The Company's leased assets consist primarily of real estate leases for occupied offices and office equipment leases. The lease commencement date is the beginning of the lease term and is recognized when the right-of-use asset has been made available by the lessor to the Company. Certain of these leases have options permitting renewals for additional periods or clauses allowing for early termination, and where those are reasonably certain to be executed, they are recognized as a component of the lease term. All of the Company’s real estate leases and most of the office equipment leases are recognized as operating leases, while some leases of office equipment and all IT hardware are finance leases, with both classes comprising lease terms ranging from twelve months to ten years. The Company also subleases some real estate properties to third parties, which are classified as operating leases. The Company recognizes lease payments for short-term leases of twelve months or less in the Consolidated Statements of Income on a straight-line basis over the lease term.

For leases in which an implicit rate is not provided in the contract, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company does not account for separate lease components of a contract and its associated non-lease components as a single lease component. Further, variable expenses related to real estate and equipment leases are expensed as incurred.

At the lease commencement for finance and operating leases, the Company recognizes the total lease liability through the lease term as the present value of all remaining payments, discounted by the rate determined at commencement in the Consolidated Balance Sheets. Lease liabilities are decreased for payments made in the period and are increased by the accretion of the discount. For finance leases, the recognition of the right-of-use asset is the lease liability adjusted by prepaid rent, unamortized lease incentives or initial direct costs, and any impairments. The monthly expense in the Consolidated Statements of Income is recognized as the lease liability interest expense, and the right-of-use asset amortization. Operating leases are included in Non-current assets - Lease right-of-use assets, Current liabilities - Operating lease liabilities, and Non-current liabilities - Operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in Non-current assets - Lease right-of-use assets, Current liabilities – Short-term Debt and current portion of long-term debt, and Non-current liabilities – Long-term debt on the Consolidated Balance Sheets.

In the event the lease liability is remeasured due to a change in the scope of or the consideration for a lease, an adjustment is made to the right-of-use asset. In the instance where the right-of-use asset is impaired, the impairment charge is recognized in the Consolidated Statements of Income within General and administrative expense, irrespective of its classification of operating or finance lease. The Company will periodically review right-of-use lease assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 15, Loss Per Share for additional information on dilutive securities.

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

Non-Controlling Interest

As noted above, the Company consolidates the financial results of RSG LLC. Therefore, we report a non-controlling interest based on the LLC Common Units not owned by the Company on our Consolidated Balance Sheets. Net income (loss) and other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 12, Stockholders' and Members' Equity for more information.

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

The holders of the LLC Common Units, including the Company, incur U.S. federal, state and local income taxes on their share of any taxable income of RSG LLC. The LLC Operating Agreement provides for pro rata cash distributions ("Members' Tax Distributions") to the holders of the LLC Common Units in an amount generally calculated to provide each holder of LLC Common Units with sufficient cash to cover their tax liability in respect of the LLC Common Units. In general, these Members' Tax Distributions are computed based on RSG LLCs estimated taxable income, multiplied by an assumed tax rate as set forth in the LLC Operating Agreement.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain LLC Unitholders and Onex that will provide for the payment of 85% of the amount of cash savings, if any, in U.S. federal, state and local income taxes we actually realize (or, under certain circumstances are deemed to realize) from (i) certain increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units, (ii) certain tax attributes of RSG LLC that existed prior to the IPO or to which the Company succeed as a result of certain aspects of the Organizational Transactions, (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitled (if any), (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA.

The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by the LLC Unitholders, the amount and timing of the taxable income the Company generates in the future, and the federal tax rates then applicable. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax receivable agreement liabilities recognized on the Consolidated Balance Sheets.

The Company accounts for the effects of the increases in tax basis and associated payments under the TRA arising from exchanges (i) by recording an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange, (ii) to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, by reducing the deferred tax asset with a valuation allowance, and (iii) by recording 85% of the estimated realizable tax benefit, which is the recorded deferred tax asset less any recorded valuation allowance, as an increase to the Tax receivable agreement liability and the remaining 15% of the estimated realizable tax benefit as an increase to Additional paid-in capital on the Consolidated Balance Sheets.

Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax receivable agreement liability between reporting periods will be recognized in the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity as the exchanges represent transactions among shareholders. Subsequent changes in the fair value of the Tax receivable agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Income.

In the event of an early termination of the TRA, either at the Company’s election or due to a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

The following reflect recent accounting pronouncements that have been adopted by the Company:

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

In October 2021, the FASB issued ASU 2021-08 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. For public companies, the amendment is effective for fiscal years beginning after December 15, 2022, and interim periods therein, but early adoption is permitted. The Company adopted the new guidance as of January 1, 2021 with no material impact to the consolidated financial statements or disclosures.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Year Ended December 31,
	2021	2020	2019
Wholesale Brokerage	$931,979	$673,090	$508,503
Binding Authority	209,622	144,837	103,853
Underwriting Management	290,578	198,758	146,092
Total Net commissions and fees	$1,432,179	$1,016,685	$758,448

In 2021, certain business previously transacted by Ryan Specialty's underwriting managers was renegotiated to a wholesale binding authority contract. For comparability, revenues in Binding Authority have been increased by

$13.0 million and $8.9 million in 2020 and 2019, respectively, with an offset to revenues in Underwriting Management.

Contract Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance was $8.8 million and $6.7 million as of December 31, 2021 and 2020, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1.1 million as of December 31, 2021 and there were no contract liabilities recognized as of December 31, 2020. The increase in the contract liability balance in the current year is due to the Keystone acquisition that occurred on December 31, 2021; see Note 4, Merger and Acquisition Activity for information on the acquisition.

4.
Merger and Acquisition Activity

The Company accounts for acquisitions as either business combinations or asset acquisitions depending on the facts and circumstances of each acquisition. Transaction costs arising from a business combination are recognized within General and administrative expense in the Consolidated Statements of Income.

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. For business combinations, the Company recognizes contingent consideration at fair value as of the acquisition date. The fair value of contingent consideration is based on the present value of the expected future payments under the respective purchase agreements. In determining fair value, the Company estimates cash payments based on management’s estimate of the performance of each acquired business relative to the formula specified by each purchase agreement. Further information regarding fair value measurements is detailed in Note 19, Fair Value Measurements. For asset acquisitions, the Company recognizes contingent consideration when the underlying contingency is resolved and the consideration is paid or payable.

2021 Acquisitions

On March 31, 2021, the Company acquired the remaining outstanding 53% of the common units in Ryan Re, making Ryan Re a wholly owned subsidiary. Refer to Note 21, Related Parties.

On December 1, 2021, the Company acquired Crouse and Associates Insurance Brokers, Inc. ("Crouse") for $110.6 million of total consideration. Crouse specializes in transportation, as well as excess and general liability and property and casualty risks, and is headquartered in San Francisco, California.

On December 31, 2021, the Company acquired certain assets of Keystone Risk Partners, LLC ("Keystone") for $59.8 million of total consideration. Keystone offers a suite of alternative risk insurance solutions, including customized captive insurance and other risk management services, and is headquartered in Media, Pennsylvania.

Pro forma financial information, as well as further details regarding the purchase price allocation related to the Crouse and Keystone acquisitions, has not been presented since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisitions Related to the Organizational Transactions

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

As part of the Organizational Transactions on July 21, 2021, the Company acquired the Common Blocker Entity, the entity through which Onex held its pre-IPO common interest in Class B common units of RSG LLC in exchange for

20,680,420 shares of Class A common stock and a right to participate in the TRA through the issuance and subsequent repurchase and retirement of 640,784 shares of Class X common stock, each in a non-cash transaction.

The acquisitions of the Preferred Blocker Entity and Common Blocker Entity were accounted for as asset acquisitions.

2020 Acquisitions

On September 1, 2020, the Company acquired ARL. ARL was an independently owned wholesale insurance brokerage, binding, and underwriting operation located in Delray Beach, Florida. Total consideration of $1,223.3 million transferred in exchange for control of ARL consisted of cash paid of $814.9 million, net of acquired cash of $40.8 million, liabilities incurred by Ryan Specialty in respect of various Long Term Incentive Plans (“LTIP”) and employee benefits that were established by the former owner of ARL of $257.6 million and $8.0 million respectively, as well as $102.0 million of common equity in Ryan Specialty issued to the former owner of ARL.

During 2020, we also completed the asset acquisitions of Socius Insurance Services, Inc. for total consideration of $1.3 million and JEM Underwriting Managers, LLC ("JEM") for total consideration of $4.0 million, net of cash acquired. We have included the financial results from these acquisitions in our Consolidated Financial Statements from their respective dates of acquisition.

2019 Acquisitions

During 2019, the Company made six acquisitions that were accounted for as business combinations for total consideration of $151.6 million. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, has not been presented since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

As of December 31, 2021, the Company has not recognized any impairments of acquired goodwill and other intangible assets related to these acquisitions.

Contingent Consideration

The Company recognizes losses or income for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company recognizes interest expense for accretion of the discount on these liabilities within Interest expense on the Consolidated Statements of Income. The table below summarizes the changes recognized in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Change in contingent consideration	$2,891	$(1,301)	$(1,595)
Interest expense	748	1,197	1,009
Total	$3,639	$(104)	$(586)

The current portion of the fair value of contingent consideration was $14.4 million and $5.5 million as of December 31, 2021 and 2020, respectively, and was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $27.6 million and $16.6 million as of December 31, 2021 and 2020, respectively, and was recorded in Other non-current liabilities on the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $129.2 million and $102.4 million as of December 31, 2021 and 2020, respectively.

5.
Restructuring

During 2020, the Company initiated a restructuring plan in conjunction with the All Risks Acquisition, to reduce costs and increase efficiencies. The restructuring plan is expected to generate annual savings of $25.0 million when it is fully actioned by June 30, 2022.

This plan involves restructuring costs beginning on July 1, 2020, primarily consisting of employee termination benefits and retention costs. The restructuring plan also includes charges for consolidating leased office space, as well as other professional fees. Restructuring costs incurred for the year ended December 31, 2021 were $14.4 million and cumulative restructuring costs incurred since the inception of the program were $25.2 million as of December 31, 2021. The Company expects to incur total restructuring costs in the range of $30.0 million to $35.0 million, with run-rate savings expected to be realized by June 30, 2023.

The table below presents the restructuring expense incurred in for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Compensation and benefits	$9,934	$10,139
Occupancy and other costs(1)	4,446	701
Total	$14,380	$10,840

(1) Occupancy and other costs are included within General and administrative expenses within the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance as of December 31, 2019	$—	$—	$—
Accrued costs	10,139	701	10,840
Payments	(3,090)	(701)	(3,791)
Balance as of December 31, 2020	$7,049	$—	$7,049
Accrued costs	9,934	4,446	14,380
Payments	(16,576)	(4,446)	(21,022)
Balance as of December 31, 2021	$407	$—	$407

6.
Receivables and Current Assets

Receivables

The Company had receivables of $210.3 million and $177.7 million outstanding as of December 31, 2021 and 2020, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a rollforward of the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2021	2020
Beginning of period	$2,916	$1,555
Write-offs	(2,636)	(731)
Increase in provision	2,228	2,092
End of period	$2,508	$2,916

Other Current Assets

Major classes of other current assets consist of the following:

	Year Ended December 31,
	2021	2020
Prepaid expenses	$13,434	$11,973
Service receivables(1)	644	508
Deferred offering costs(2)	—	1,459
Other current receivables	1,804	1,131
Total other current assets	$15,882	$15,071

(1) Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 21, Related Parties.

(2) Deferred offering costs consist of legal, accounting, and other fees related to the IPO. Deferred offering costs totaling $13.2 million were offset against the proceeds upon the completion of the IPO in July 2021. Total offering costs related to the IPO were $90.1 million, including these deferred offering costs and the underwriting discount.

7.
Fiduciary Assets and Liabilities

The Company recognizes fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables in the Company’s Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company held or was owed fiduciary funds for premiums, claims and surplus lines taxes of $2,390.2 million and $1,978.2 million as of December 31, 2021 and 2020, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides a summary of goodwill activity:

Goodwill
Balance at December 31, 2019	$528,512
Acquisitions	695,297
Measurement period adjustments	(162)
Impact of exchange rate changes	549
Balance at December 31, 2020	$1,224,196
Acquisitions	85,299
Impact of exchange rate changes	(228)
Balance at December 31, 2021	$1,309,267

In accordance with the Company’s goodwill policy as stated in Note 2, Summary of Significant Accounting Policies, the Company has evaluated the goodwill for impairment indicators and as of December 31, 2021, the Company has not recognized any impairments of the acquired goodwill.

Changes in the net carrying amount of finite-lived intangible assets are shown in the table below:

	December 31, 2021			December 31, 2020
	Cost (3)	Accumulated Amortization (3)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$919,349	$(375,680)	$543,669	$846,181	$(272,029)	$574,152
Trade names (2)	22,485	(15,727)	$6,758	14,058	(4,838)	9,220
Internally developed software	31,567	(8,064)	$23,503	24,480	(3,088)	21,392
Total	$973,401	$(399,471)	$573,930	$884,719	$(279,955)	$604,764

(1) The increase in customer relationships for the year ended December 31, 2021 is due to the Company acquiring $68.8 million of related intangibles from the Crouse and Keystone acquisitions. The acquired customer relationships have a weighted average amortization period of 12 years.

(2) The increase in trade names for the year ended December 31, 2021 is due to the Company acquiring $1.3 million of related intangibles from the Crouse and Keystone acquisitions. The acquired trade names have a weighted average amortization period of 3 years.

(3) The Company previously excluded intangible assets that were fully amortized from the cost and accumulated amortization presentation. As of December 31, 2021, the Company includes the total gross value of all purchased intangibles, including assets that were fully amortized.

The value of internally developed software in development not yet placed in service were $7.1 million and $5.8 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has not written off any costs associated with internally developed software in development not yet placed in service.

The aggregate amortization expense from finite-lived intangible assets was $107.7 million and $63.6 million for the years ended December 31, 2021 and 2020, respectively. The estimated future amortization for finite-lived intangible assets as of December 31, 2021, is as follows:

	Customer Relationships	Trade Names	Internally Developed Software
2022	$93,869	$3,799	$5,925
2023	82,363	2,546	5,782
2024	71,740	413	5,213
2025	62,080	-	4,041
2026	52,284	-	2,117
Thereafter	181,333	-	425
Total	$543,669	$6,758	$23,503

9. EQUITY METHOD INVESTMENT

The Company’s equity method investment in related parties consists of its investment in RIH. On July 1, 2019, the Company invested $23.5 million in cash in exchange for a 47% non-controlling interest in RIH. This investment was recognized at cost on the date of the transaction. On March 5, 2020, the Company invested $23.5 million to satisfy the Company’s remaining capital commitment. Refer to Note 21, Related Parties.

The Company’s maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re, Ltd ("Geneva Re") or losses on Geneva Re’s investment portfolio.

	Year Ended December 31,
	2021	2020
Beginning of period	$47,216	$22,522
Invested capital	-	23,500
Income (loss) from equity method investment in related party	(759)	440
Change in share of equity method investment in related party other comprehensive income (loss)	(1,040)	754
End of period	$45,417	$47,216

10.
Leases

The Company has various non-cancelable operating leases with various terms through July 2031 primarily for office space and office equipment.

The lease costs for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Lease cost:
Operating lease cost	$24,069	$19,510
Finance lease costs:
Amortization of leased assets	144	102
Interest on lease liabilities	3	2
Short term lease costs:
Operating lease cost	536	1,906
Finance lease cost:
Amortization of leased assets	9	11
Interest on lease liabilities	1	1
Sublease income	(382)	(450)
Lease cost – net	$24,380	$21,082

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,550	$18,586
Operating cash flows from finance leases	156	117
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	11,714	35,766
Right-of-use assets obtained in exchange for new finance lease liabilities	—	132
Weighted average discount rate (percent)
Operating leases	3.85	3.72
Finance leases	3.16	3.01
Weighted average remaining lease term (years)
Operating leases	6.0	6.2
Finance leases	2.7	2.2

Supplemental balance sheet information related to Lease right-of-use assets:

	As of December 31,
	2021	2020
Right-of-use assets – operating leases – net	$84,778	$93,715
Right-of-use assets – finance leases – net	96	226
Total lease right-of-use assets – net	$84,874	$93,941

Supplemental balance sheet information related to lease liabilities:

	As of December 31,
	2021	2020
Current lease liabilities
Operating	$18,783	$19,880
Finance	39	147
Non-current lease liabilities
Operating	74,386	83,737
Finance	57	78
Total lease liabilities	$93,265	$103,842

The estimated future minimum payments of operating and financing leases as of December 31, 2021:

	Finance Leases	Operating Leases
2022	$41	$21,637
2023	37	19,168
2024	18	15,761
2025	4	12,560
2026	—	11,008
Thereafter	—	25,241
Total undiscounted future lease payments	100	105,375
Less imputed interest	(4)	(12,206)
Present value lease liabilities	$96	$93,169

Average annual sublease income for the next eight years is $0.2 million. The Company has ten leases with inception dates prior to December 31, 2021 that had not yet commenced as of December 31, 2021, for a total future estimated lease liability of $119.6 million.

11.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	As of December 31,
	2021	2020
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, LIBOR + 3.0% as of December 31, 2021, LIBOR + 3.25% as of December 31, 2020, expires September 1, 2027	$1,578,972	$1,578,930
Revolving debt
5-year revolving loan facility, periodic interest payments, LIBOR + up to 3.0% as of December 31, 2021, LIBOR + up to 3.25% as of December 31, 2020, plus commitment fees up to 0.50%, expires July 26, 2026	387	15
Premium financing notes
Commercial notes, periodic interest and principal payments, 2.50%, expired June 1, 2021	—	1,951
Commercial notes, periodic interest and principal payments, 1.66%, expire June 1, 2022	1,656	—
Commercial notes, periodic interest and principal payments, 1.66%, expire July 15, 2022	745	—
Commercial notes, periodic interest and principal payments, 1.66%, expire July 21, 2022	3,973	—
Finance lease obligation	96	225
Unsecured promissory notes	—	363
Units subject to mandatory redemption	4,267	3,866
Total debt	$1,590,096	$1,585,350
Less current portion	(23,469)	(19,158)
Long term debt	$1,566,627	$1,566,192

Future maturities of long-term debt as of December 31, 2021, were as follows:

2022	$23,469
2023	16,536
2024	16,517
2025	16,504
2026	16,500
Thereafter	1,551,143
Total repayments	$1,640,669
Unamortized discounts, premiums, and debt issuance costs	(50,573)
Total	$1,590,096

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

The original principal of the term loan was $1,650.0 million. As of December 31, 2021 $1,629.4 million of the principal was outstanding and $0.2 million of interest was accrued. Unamortized deferred issuance costs on the term loan were $50.6 million as of December 31, 2021.

Revolving Credit Facility

As of December 31, 2020, the revolving credit facility had a borrowing capacity of $300.0 million. In connection with the closing of the IPO, effective July 26, 2021, the Company modified the terms of the revolving credit facility, increasing the commitments from $300.0 million to $600.0 million, as well as decreasing the established borrowing margins on outstanding balances by 0.25%. The modification also extended the expiration date of the facility to five years from the effective date. An additional $1.1 million of deferred issuance costs related to new lenders in connection with the increase will be amortized over the five year term of the facility. As the revolving credit facility had not been drawn on as of December 31, 2021 or 2020, the deferred issuance costs related to the facility of $8.7 million and $9.8 million, respectively, are included in Other non-current assets in the Consolidated Balance Sheets. The commitments available to be borrowed under the revolving credit facility were $598.7 million and $298.7 million as of December 31, 2021 and 2020, respectively, as the available amount of the facility was reduced by $1.3 million of undrawn letters of credit as of December 31, 2021 and 2020.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of December 31, 2021, the Company accrued $0.4 million of unpaid commitment fees related to the revolving credit facility included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

Borrowings under the term loan and the revolving credit facility are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of existing and future material domestic subsidiaries of the Company.

Unsecured Promissory Notes

In 2019, the Company issued an unsecured promissory note for $0.4 million in exchange for calling 200,000 vested LLC Units in a non-cash transaction. The note had a variable interest rate equal to the greater of 4.0% or the current LIBOR rate plus 1.0%, and had a maturity date of August 9, 2021, to align with the end of the former unitholder's restrictive covenant period.

Subsidiary Units Subject to Mandatory Redemption

As discussed in Note 21, Related Parties, on June 13, 2019, the Company acquired a controlling 47% interest in Ryan Re, LLC. At the time of acquisition, the Founder’s trusts held class A preferred units in Ryan Re worth $3.3 million. The class A preferred units had an annual dividend accumulation rate of 10%, compounded quarterly. Ryan Re has the obligation to settle all the outstanding class A preferred units equal to the amount of the aggregate amount of unreturned capital and unpaid dividends on June 13, 2034, fifteen years from original issuance. As these units, which were acquired in a non-cash transaction, are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost and fair value of $3.3 million of the units as of the acquisition date was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense in the Consolidated Statements of Income. As of December 31, 2021 and 2020, interest accrued on these units was $1.0 million and $0.6 million, respectively.

12.
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

Class X Common Stock

As described in Note 4, Merger and Acquisitions Activity, the Company acquired the Common Blocker Entity, the entity through which Onex held its Class B common unit interest in RSG LLC. Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for 20,680,420 shares of Class A common stock and a right to participate in the TRA. The Company issued 640,784 shares of Class X common stock to Onex, which were immediately repurchased and cancelled, as a mechanism for Onex to participate in the TRA, each in a non-cash transaction. The shares of Class X common stock have no economic or voting rights. As of December 31, 2021, there were no shares of Class X common stock outstanding.

Preferred Stock

As of December 31, 2021, there are no shares of preferred stock outstanding. Under the terms of our amended and restated certificate of incorporation, our Board is authorized to direct us to issue shares of preferred stock in one or more series without stockholder approval. Our Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of December 31, 2021.

Non-controlling Interest

In connection with the IPO and the Organizational Transactions, the Company became the sole managing member of RSG LLC. As a result, the Company began consolidating RSG LLC in its consolidated financial statements, resulting in a non-controlling interest related to the LLC Common Units not held by the Company. The non-controlling interest previously recognized in RSG LLC's historical consolidated financial statements represented RSG LLC's equity interests in an underlying subsidiary. Immediately following the completion of the Organizational Transactions and the IPO, the Company owned 42.4% of the economic interests in RSG, LLC, while the non-controlling interest holders owned the remaining 57.6% of the economic interests in RSG, LLC. As of December 31, 2021, the Company owned 42.6% of the economic interests in RSG, LLC, while the non-controlling interest holders owned the remaining 57.4% of the economic interests in RSG, LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage from the date of the IPO through December 31, 2021 was 57.6%.

13.
Redeemable Preferred Units

Prior to the Organizational Transactions and IPO, the Company had 260,000,000 Redeemable Preferred Units issued and outstanding. As defined in the related purchase agreements with Onex (the “Onex Purchase Agreements”), the Company had the option, but not the requirement, to repurchase up to 100% of the 260,000,000 Redeemable Preferred Units issued to Onex at any time. If the option was exercised before the fifth anniversary of each issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreements. Onex had the right to cause the Company to repurchase up to 100% of the Redeemable Preferred Units after the tenth anniversary of each issuance for any unpaid preferred return and unreturned capital. Additionally, the Onex Purchase Agreements required a redemption (“Mandatory Redemption”) of the Redeemable Preferred Units upon the occurrence of a realization event, which, as defined, includes a Qualified Public Offering (as defined in the Onex Purchase Agreement). Where a Mandatory Redemption was required prior to the fifth anniversary of an issuance, the redemption price was subject to a make-whole provision.

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

The difference between the redemption value of the Redeemable Preferred Units and the carrying value was intended to accrete over the ten year period from the date of issuance using the effective interest method. The accretion was treated as a deemed dividend and was recorded as a charge to retained earnings. The cumulative accretion immediately prior to the IPO and as of December 31, 2020 was $23.9 million and $3.6 million, respectively, resulting in adjusted Redeemable Preferred Unit carrying values of $260.0 million and $239.6 million, respectively. Dividend payments on the Redeemable Preferred Units were accrued and deferred at the option of the Board of Directors. Unpaid preferred dividends of $16.2 million and $9.5 million were recorded in Accounts payable and accrued liabilities immediately prior to the IPO and as of December 31, 2020, respectively, each in a non-cash transaction. As the Company's IPO in July 2021 was a realization event triggering the payment to Onex of the make-whole provision, any unpaid preferred dividends, and the unpaid capital, resulted in no amounts outstanding related to these balances in the Consolidated Balance Sheets as of December 31, 2021. The Company paid $7.0 million and $6.4 million of preferred dividends inclusive of state tax payments and distributions to Onex in the years ended December 31, 2021 and 2020, respectively.

The fair value of the Redeemable Preferred Unit make-whole provisions immediately prior to the IPO was $67.3 million, and $0 and $30.4 million at December 31, 2021, and 2020, respectively. Refer to Note 19, Fair Value Measurements.

14.
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

As a result of the Organizational Transactions, pre-IPO holders of RSG LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following Replacement Awards: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units. The "reload" awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the Replacement Awards.

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

The incremental compensation expense arising from the modification is primarily driven by the right to future TRA payments as a result of the Organizational Transactions, as well as the TRA Alternative Payments, offset by the existence of new transfer restrictions that extend beyond vesting dates. The TRA, as detailed in Note 2, Summary of Significant Accounting Policies, provides for the potential, future payment to certain LLC Unitholders of tax benefits realized by the Company. The right to these potential future payments is considered in the calculation of the fair value of the Restricted Common Units and Reload Class C Incentive Units granted to employees. Additionally, those employees who exchanged their granted units into Restricted Stock received a one-time lump sum TRA Alternative Payment in an aggregate amount of $37.6 million. These one-time cash payments were paid upon the closing of the IPO on July 26, 2021. The cash payments were treated as a cash settlement of a portion of the existing awards, and therefore, included in the post-IPO value for determining the incremental expense in the modification. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation allocated on a relative fair value basis of the awards over the remaining service periods.

Restricted Stock

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock in the Company in exchange for their LLC Units. The Restricted Stock follows the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years. Restricted Stock activity for the period was as follows:

	Year Ended December 31, 2021
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	4,521,997	21.15
Vested	1,299,363	21.15
Forfeited	—	—
Unvested at end of period	3,222,634	$21.15

The weighted-average grant date fair value of $21.15 reflects the fair value of the Restricted Stock at the time of the modification. 10,076,870 shares of Restricted Stock were granted at the time of the IPO, 5,554,873 of which were fully vested. The fully vested cash settlement of the TRA Alternative Payments included in the post modification value, as detailed above, resulted in a significant portion of the grant date fair value being recognized in the third quarter of 2021.

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

	Year Ended December 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	4,339,738	22.95
Vested	9,634	23.34
Forfeited	—	—
Unvested at end of period	4,330,104	$22.95

Stock Options

Reload Options

As part of the Organizational Transactions and IPO, certain employees who exchanged their LLC Units for shares of the Company were also granted Reload Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of $23.50. The Reload Options vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. Vested Reload Options are exercisable up to the tenth anniversary of the grant date.

	Year Ended December 31, 2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	4,592,319	23.50
Exercised	—	—
Forfeited	—	—
Unvested at end of period	4,592,319	$23.50

The weighted-average grant date fair value for Reload Options issued during the year ended December 31, 2021 was $6.66. The fair value of Reload Options granted was determined using the Black-Scholes option pricing model with the following assumption ranges:

Assumptions
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

	Year Ended December 31, 2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	66,667	23.50
Exercised	—	—
Forfeited	—	—
Unvested at end of period	66,667	$23.50

The weighted-average grant date fair value for Staking Options granted during the year ended December 31, 2021 was $7.82. The fair value of Staking Options granted was determined using the Black-Scholes option pricing model with the following assumptions:

Assumptions
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

All Stock Options outstanding were issued at the time of the IPO. No additional options have been issued to date. The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows as of December 31, 2021:

December 31, 2021
Aggregate intrinsic value ($ in thousands)
Stock Option- Reload Options outstanding	$77,381
Stock Option- Reload Options exercisable	—
Stock Option- Staking Options outstanding	$1,123
Stock Option- Staking Options exercisable	—
Weighted-average remaining contractual term (in years)
Stock Option- Reload Options outstanding	9.6
Stock Option- Reload Options exercisable	—
Stock Option- Staking Options outstanding	10.6
Stock Option- Staking Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. LLC Units historically vested pro rata over 5 years. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. Restricted Common Unit activity for the period was as follows:

	Year Ended December 31, 2021
	Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	6,631,926	23.84
Vested	888,406	23.84
Forfeited	—
Unvested at end of period	5,743,520	$23.84

The weighted average grant date fair value reflects the fair value of the Restricted Common Units at the time of the modification. 27,493,192 Restricted Common Units were granted at the time of the IPO, 20,861,266 of which were fully vested. The potential TRA payment value included in the post modification value associated with vested awards, as detailed above, resulted in a significant portion of the grant date fair value being recognized in the third quarter of 2021.

Restricted LLC Units (RLUs)

Related to the IPO, the Company granted RLUs to certain employees that vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Upon vesting, RLUs automatically convert on a one-for-one basis into LLC Common Units.

	Year Ended December 31, 2021
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	1,543,277	25.05
Vested	—	—
Forfeited	—	—
Unvested at end of period	1,543,277	$25.05

Class C Incentive Units

Reload Class C Incentive Units

As part of the Organizational Transactions and IPO, certain employees who exchanged their LLC Units for Restricted Common Units were also granted Reload Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the IPO price of $23.50, any vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units may immediately be redeemed on a one-to-one basis for Class A common stock. The Reload Class C Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. The weighted-average grant date fair value of Reload Class C Incentive Units issued during the year ended December 31, 2021 was $11.57.

	Year Ended December 31, 2021
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	3,911,490	23.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	3,911,490	$23.50

Staking Class C Incentive Units

Related to the IPO, certain employees were granted Staking Class C Incentive Units, which are profits interests. When the value of the Class A common stock exceeds the IPO price of $23.50, any vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units may immediately be redeemed on a one-to-one basis for Class A common stock. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. The weighted-average grant date fair value of Staking Class C Incentive Units granted during the year ended December 31, 2021 was $12.02.

	Year Ended December 31, 2021
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period		$—
Granted	2,116,667	23.50
Vested	—	—
Forfeited	—	—
Unvested at end of period	2,116,667	$23.50

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company as described in Note 2, Summary of Significant Accounting Policies. The Reload Class C Incentive Units and Staking Class C Incentive Units have the same terms as the LLC Common Units, with the exception of the participation threshold of $23.50 and they are not paired with Class B common stock. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for Restricted Common Units of equal value and are entitled to the same TRA payments upon an exchange to Class A common stock. In order to value the Restricted Common Units, RLUs, and Class C Incentive Units we are required to make certain assumptions with respect to selected model inputs.

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

Director Stock Grants

Starting in 2022, the Company will grant Class A common stock ("Director Stock Grants") to the directors serving as members of the Company's Board of Directors. The next grant will occur in June 2022 but will be related to service as a board member starting at the IPO date in July 2021. There will not be any vesting conditions on the grants. The Company has accrued $0.5 million of expense related to Director Stock Grants as of December 31, 2021.

Equity-Based Compensation Expense

As of December 31, 2021, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining service period is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock	$18,676	2.7
RSUs	81,319	6.9
Stock Option- Reload Options	6,901	4.1
Stock Option- Staking Options	483	9.6
Restricted Common Units	18,663	2.0
Restricted LLC Units	35,413	9.0
Reload Class C Incentive Units	9,146	3.3
Staking Class C Incentive Units	22,694	8.1
Total unrecognized equity-based compensation expense	$193,295

The following table includes the equity-based compensation expense the Company realized during the year ended December 31, 2021 by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of December 31, 2021 in the same view.

	Recognized Expense	Unrecognized Expense
Prior to the Organizational Transactions and IPO
RSG LLC equity-based compensation expense	$8,457	$-
Pre-IPO awards
Restricted Stock	3,323	9,477
Restricted Common Units	1,859	5,988
Impact of Replacement Awards
Modification of vested Restricted Stock and Restricted Common Units	31,142	-
Incremental Restricted Stock and Reload Options	6,779	16,101
Incremental Restricted Common Units and Reload Class C Incentive Units	10,170	21,821
IPO awards
RSUs and Staking Options	18,234	81,802
RLUs and Staking Class C Incentive Units	5,997	58,106
Director Stock Grants
Director Stock Grants	495	N/A
Total equity-based compensation expense	$86,456	$193,295

The Company recognized equity-based compensation expense of $86.5 million, $10.2 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
15.
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

Prior to the IPO, the Ryan Specialty Group, LLC equity structure included Preferred units, Class A common units, and Class B common units. The Company considered the calculation of earnings per unit for periods prior to the IPO using and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, loss per share information has not been presented for the year ended December 31, 2020.

The basic and diluted loss per share period for the year ended December 31, 2021 includes only the period from July 22, 2021 to December 31, 2021, which represents the period wherein the Company had outstanding Class A common stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share of Class A common stock is as follows:

Year Ended December 31, 2021
Net income	$56,632
Less: Net income attributable to RSG LLC before the Organizational Transactions	72,937
Less: Net (loss) attributable to non-controlling interests	(9,241)
Net (loss) attributable to Ryan Specialty Group Holdings, Inc.	$(7,064)
Numerator:
Net (loss) attributable to Class A common shareholders- basic and diluted	$(7,064)
Denominator:
Weighted-average shares of Class A common stock outstanding- basic and diluted	105,730,008
Net (loss) per share of Class A common stock- basic and diluted	$(0.07)

The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

Year Ended December 31, 2021
Restricted Stock	3,216,435
RSUs	4,037,589
Reload Options	4,592,319
Staking Options	66,667
Restricted Common Units	5,743,520
RLUs	1,543,277
Reload Class C Incentive Units	3,911,490
Staking Class C Incentive Units	2,116,667
Conversion of non-controlling interest LLC Common Units (1)	142,967,621

(1)
Weighted average shares outstanding from the date of the IPO to December 31, 2021.
16.
Derivatives

Interest Rate Swap

The Company’s long-term debt bears a floating rate of interest and the Company has historically used interest rate derivatives, typically swaps with cancellation options, to reduce exposure to the effects of interest rate fluctuations. All outstanding interest rate swaps were settled during 2020 and the Company has no interest rate swaps outstanding as of December 31, 2021.

Redeemable Preferred Units Embedded Derivatives

As a part of the Redeemable Preferred Units issued and sold on June 1, 2018 and September 1, 2020 as discussed in Note 13, Redeemable Preferred Units, there were various realization events that required a Mandatory Redemption. If a Mandatory Redemption was required prior to the five year anniversary of the issuance date, the redemption price was subject to a make-whole provision as set forth in the terms of the agreement. The preferred yield make-whole provisions represented embedded derivatives that were accounted for on a combined basis separately from the Redeemable Preferred Units and reported at fair value. As the Company's IPO in July 2021 was a Realization Event that triggered the payment of the make-whole provision to Onex, the embedded derivatives related to the make-whole provision were no longer outstanding as of December 31, 2021.

The fair value of derivatives not designated as hedging instruments are as follows:

	Derivative Liabilities
	Balance Sheet Location	December 31, 2021	December 31, 2020
Redeemable Preferred Unit embedded derivatives	Accounts payable and accrued liabilities	$—	$30,423
Total derivatives		$—	$30,423

The gains and losses recognized in earnings for derivatives in Other non-operating income (loss) within the Consolidated Statements of Income are as follows:

	Year Ended December 31,
	2021	2020	2019
Loss on interest rate contracts	$—	$3,208	$5,155
Loss on Redeemable Preferred Unit embedded derivatives	36,914	28,717	—
Total derivatives not designated as hedging instruments	$36,914	$31,925	$5,155

For the years ended December 31, 2021, 2020 and 2019, the Company recognized an increase in cash flows from derivatives of $36.9 million, $31.9 million and $5.2 million, respectively, from changes in Other current and non-current assets and accrued liabilities within the operating section of the Consolidated Statements of Cash Flows.

17.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Group Employee Savings Plan (the “Plan”), to all eligible employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company recognized expense related to discretionary matching contributions in the amount of $14.8 million, $10.4 million and $8.1 million in the years ended December 31, 2021, 2020 and 2019, respectively. Starting in 2021, the Company changed the timing of discretionary matching contributions to being made throughout the year as opposed to making the contribution after the end of each year. The Company accrues for employer contributions in Current Accrued compensation within the Consolidated Balance Sheets. Due to the change in timing of the discretionary matching contributions, there were no Company contributions accrued for as of December 31, 2021. As of December 31, 2020, the Company accrued for $10.4 million of Company contributions which were paid in the first quarter of 2021.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income and Non-current Accrued compensation in the Consolidated Balance Sheets. The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of $4.2 million and $1.5 million as of December 31, 2021 and 2020, respectively.

Employee Incentives

Employee Retention Incentives

In connection with the acquisition of businesses and recruiting and retaining key talent, in 2020 the Company began issuing retention incentives with a claw back feature to employees. Retention incentives are recognized as Prepaid incentives - net within the Consolidated Balance Sheets. The expense associated with the earned portion of the prepaid incentives is recorded as Compensation and benefits within the Consolidated Statements of Income over the service period, which is consistent with the term of the arrangements. The aggregate balance of these retention incentives was $1.9 million and $1.7 million as of December 31, 2021 and 2020, respectively. The compensation expense related to these incentives was $0.8 million and $0.2 million as of December 31, 2021 and 2020, respectively. The average term of these incentives was 3.9 years as of December 31, 2021.

Forgivable Notes

Historically the Company offered forgivable notes to certain employees as an incentive, whereby the principal amount of forgivable notes and accrued interest is forgiven by the Company over the term of the notes, so long as the employee continues employment with Ryan Specialty and complies with certain contractual requirements. These notes were structured as recourse loans and contain non-solicit clauses and have terms that are between three and ten years. In the event of an employee’s termination, whether voluntary or involuntary, the employee must repay the unpaid, unforgiven note balance at termination. The Company has a policy of enforcing the provisions of the unforgiven portion of the forgivable note agreements by pursuing collection through third-party collection agencies and taking legal action.

The aggregate balance of forgivable notes was $31.2 million and $43.3 million as of December 31, 2021 and 2020, respectively. This balance is included within Current and Non-current Prepaid incentives - net in the Company’s Consolidated Balance Sheets. The amortization expense associated with the forgiveness of the principal amount of the notes and accrued interest is recorded within Compensation and benefits within the Consolidated Statements of Income over the related service periods, which is consistent with the term of the notes. Interest income on the forgivable notes was $0.9 million, $1.3 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense net of interest on the forgivable notes was $7.2 million, $8.6 million and $9.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of the end of 2020, the Company no longer issues forgivable notes as employee incentives.

The Company also historically provided incentives in the form of forgivable notes to certain employees if contractual revenue thresholds were achieved as outlined in employee or other incentive agreements. In 2020, the Company discontinued this retention incentive and settled the remaining obligation. As a result, the Company incurred $5.3 million of expense that was recognized in Compensation and benefits in the Consolidated Statements of Income as of December 31, 2020.

The weighted-average interest rate on outstanding forgivable notes was 2.4% and 2.4% as of December 31, 2021 and 2020, respectively.

The estimated future expense as of December 31, 2021, relating to prepaid incentives currently in force is as follows:

	Forgivable Notes	Retention Incentives	Total Prepaid Incentives
2022	$6,980	$771	$7,751
2023	6,560	588	7,148
2024	5,584	221	5,805
2025	4,574	209	4,783
2026	2,921	125	3,046
Thereafter	4,567	8	4,575
Total	$31,186	$1,922	$33,108

Long-Term Incentive Compensation Agreements

The Company has entered into certain long-term incentive agreements whereby, at the end of a service period, employees are awarded cash, according to specified formulas following a period, typically associated with an acquisition. The Company recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout. The Company recognized compensation expense of $1.8 million, $1.8 million and $0.9 million related to these awards for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $5.2 million and $0.2 million related to such agreements was included within Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets. As of December 31, 2020, $4.6 million and $3.9 million related to such agreements was included in Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets. The aggregate amount of maximum obligation payable was $6.9 million as of December 31, 2021.

All Risks Long-Term Incentive Plans

ARL had established various long-term incentive plans (“LTIPs”) throughout its history to incentivize certain executives, producers and key employees. ARL additionally established sales bonuses, implemented by the management of ARL, as compensation for past services performed in connection with executing the sale. The LTIP awards vest based on the achievement of various service conditions and are cash-settled. Subsequent to the acquisition, cash settlements will be made by the Company. The $328.0 million total value related to sales bonuses and LTIP awards at the acquisition date was $24.3 million and $303.7 million, respectively. The portion allocated to the pre-combination service period and accounted for as consideration transferred was $257.6 million inclusive of sales bonuses, of which $114.7 million was paid at close. The total future estimated LTIP expense at the acquisition date was $70.4 million.

On August 10, 2021, the Company's Board of Directors elected to terminate the ARL long-term incentive plans. The decision to terminate the plans did not change the value of, or entitlements to, any benefits thereunder. The benefits accruing under these plans are required to be paid within twelve months of the termination date subject to participants meeting service conditions.

Of the expense related to post-combination services after forfeitures of $2.2 million, the Company recognized $36.6 million and $11.3 million related to these awards for the years ended December 31, 2021 and 2020, respectively, with the remaining expense of $20.4 million to be recognized in 2022. The expense is recognized in Compensation and benefits in the Consolidated Statements of Income. The Company made cash payments of $99.7 million and $114.7 million for the years ended December 31, 2021 and 2020, respectively, with the remaining balance of $111.4 million to be paid in 2022. The ARL LTIP accrual was $91.0 million and $154.2 million as of December 31, 2021 and 2020, respectively. The current year liability for these awards is recognized in Current Accrued compensation in the Consolidated Balance Sheets. The prior year liability was recognized in both Current Accrued compensation and Non-current Accrued compensation in the Consolidated Balance Sheets.

18. Variable Interest Entities

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

The Company’s financial position, financial performance and cash flows effectively represent those of RSG LLC as of and for the year ended December 31, 2021, with the exception of the entire balance of the Tax receivable agreement liabilities of $272.1 million and $382.8 million of Deferred tax assets on the Consolidated Balance Sheets, which are attributable solely to the Company.

Through the acquisition of Keystone, the Company has an ownership interest in two entities that hold segregated account protected cell captives. These entities are structured with protected cell captives for each insured (“Captive Cells”) and the core regulated companies (“Core Companies”). The Core Companies are owned and operated by the

Company, and are not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insureds. While these Captive Cells exist within a single legal entity, legally the activities and assets are segregated into distinct pools from which each respective Captive Cell’s liabilities can be funded. This allows clients to insure their risks in a cost-effective manager to allow insureds to participate and capture any underwriting profit and investment income which would then be available for use by the insureds, typically to reduce future costs of insurance coverage.

The equity holders of the Captive Cells are individual third parties that are not affiliated with the Company. The assets of the Captive Cells are restricted to settling the liabilities of the Captive Cells, and the Core Companies have no obligation to use their assets to settle the obligations of the Captive Cells. The Company has a variable interest in the Core Companies due to the ownership interest, however, as the Core Companies are not exposed to the variability of the Captive Cells, only the activity of the regulated Core Companies are recorded in our consolidated financial statements, including cash and any expenses incurred to operate the Captive Cells.

19. Fair Value Measurements

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, and other accrued liabilities at December 31, 2021 and 2020, approximate fair value because of the short-term duration of these instruments.

Derivative Instruments

In prior periods, the fair value of the combined embedded derivatives on the Redeemable Preferred Units was based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which is a Level 3 fair value measurement. In determining the fair value, the Company historically estimated the likelihood of a Realization Event based on discussions with management, then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. Changes in the timing and likelihood of a Realization Event and/or the discount rates used resulted in a change in the fair value of recorded embedded derivative obligations. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex of the make-whole provision, the fair value of the make-whole provisions as of December 31, 2021 was $0. The fair value of the make-whole provisions was $30.4 million as of December 31, 2020. The liability associated with the make-whole provisions were included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets and changes in the liability were included in Other non-operating (loss) income in the Statement of Income.

Contingent Consideration

Any contingent consideration arising upon a business combination is initially recorded as a component of the total consideration of that business combination at fair value with an offsetting liability in the opening balance sheet under Other Non-current liabilities in the Consolidated Balance Sheets.

The fair value of these contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA, depending on the underlying agreements, which are then run through a series of simulations. The risk-free rates, expected volatility, and credit spread used in the models range from 0.06% to 0.85%, 15% to 35%, and 2.30% to 3.20% respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates generally range from 5.2% to 12.8% for the acquisitions.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration in the Statements of Income when incurred. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgements could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 4, Merger and Acquisition Activity, for further information on contingent consideration.

Units Subject to Mandatory Redemption

Units subject to mandatory redemption were initially recorded at fair value on the acquisition date using an implicit rate of 9.8%, which is a Level 3 measurement. The Company recognizes accretion of the discount using the implicit rate each reporting period within Interest expense in the Consolidated Statements of Income. Refer to Note 11, Debt.

Liabilities Measured at Fair Value on a Recurring Basis

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Debt (1)	$1,631,412	$—	$—	$1,648,997	$—	$—
Contingent purchase consideration	—	—	42,053	—	—	22,096
Make-whole provision on Redeemable Preferred Units	—	—	—	—	—	30,423
Total liabilities measured at fair value	$1,631,412	$—	$42,053	$1,648,997	$—	$52,519

(1)
See Note 11, Debt.

There were no assets or liabilities that were transferred between fair value hierarchy levels during the years ended December 31, 2021 and 2020.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	December 31, 2021			December 31, 2020
	Make-Whole provision on Redeemable Preferred Units	Contingent purchase consideration	Total	Make-Whole provision on Redeemable Preferred Units	Contingent purchase consideration	Total
Balance at beginning of year	$30,423	$22,096	$52,519	$891	$24,916	$25,807
Newly established liability due to acquisition	—	22,011	22,011	—	—	—
Total gains/losses included in earnings	36,914	3,639	40,553	29,532	(1,548)	27,984
Settlements	(67,337)	(5,693)	(73,030)	—	(1,272)	(1,272)
Balance at end of year	$—	$42,053	$42,053	$30,423	$22,096	$52,519

During the years ended December 31, 2021 and 2020, other than the newly established contingent consideration liability due to the Keystone acquisition there were no purchases, issues, sales or transfers related to fair value measurements. Additionally, no unrealized gains or losses were recorded in the Consolidated Statements of Comprehensive Income for liabilities held during the period. Of the total $5.7 million settlement of contingent consideration in the year ended December 31, 2021, $4.5 million is presented in the financing section and $1.2 million is presented in the operating section of the Consolidated Statements of Cash Flows. The $1.3 million settlement of contingent consideration in the year ended December 31, 2020 is presented in the operating section of the Consolidated Statements of Cash Flows.

20. Commitments and Contingencies

Legal – E&O and Other Considerations

As an excess and surplus lines and admitted markets broker, the Company has potential E&O risk if an insurance carrier with which the Company placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, the Company from time to time seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.

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

The reserve for these and other non-E&O claims and business accommodations in the Consolidated Balance Sheets is above the lower end of the most recently determined range. Reserves of $2.7 million and $1.5 million were held for outstanding matters as of December 31, 2021 and 2020, respectively. The Company recognized $3.0 million, $2.7 million and $2.0 million in E&O expense for the years ended December 31, 2021, 2020 and 2019, respectively. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

21.
Related Parties

The Company has entered into various transactions and agreements with RSG LLC, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”).

Ryan Specialty Group Risk

The Company has an arrangement to provide administrative services to Ryan Specialty Group Risk, LLC (“RSGR”), an entity wholly owned directly or indirectly by Patrick G. Ryan, which participated in the underwriting profits of certain Lloyd’s of London syndicates. The Company is reimbursed for these administrative services. Reimbursements for services provided in the years ended December 31, 2021, 2020 and 2019 were immaterial. The Company does not have a variable interest in this entity.

Ryan Specialty Group Risk Innovators

On June 28, 2018, the Company entered into a services agreement with Ryan Specialty Group Risk Innovators, LLC (“RSGRI”), a subsidiary of RSGR. It was established to incubate new opportunities providing insurance and reinsurance services to brokers and carriers. According to the terms of the agreement, the Company provides both administrative services to, and disburses payments for costs directly incurred by, RSGRI. These direct costs include compensation expenses incurred by employees of RSGRI. The Company earns a markup on administrative services performed for and on behalf of RSGRI but not on payments related to business employees. There was not any business activity in this entity for the years ended December 31, 2021 or 2020, with the exception of the JEM acquisition by the Company as noted below. The Company does not have a variable interest in this entity.

JEM Underwriting Managers, LLC

JEM Underwriting Managers, LLC, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new property insurance initiative. On January 1, 2020, the Company acquired JEM from RSGRI. Total consideration transferred was $4.0 million, net of cash acquired.

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

Ryan Investment Holdings

Ryan Investment Holdings, LLC (“RIH”) was formed as an investment holding company designed to aggregate the funds of Ryan Specialty and GRH for investment in Geneva Re Partners, LLC (“GRP”). The Company holds a 47% interest in RIH and GRH holds a 53% interest in RIH. RIH has a 50% non-controlling interest in GRP, and the other

50% is owned by Nationwide Mutual Insurance Company (“Nationwide”). GRP wholly owns Geneva Re, a Bermuda-regulated reinsurance company. RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.

RIH has committed to contribute additional capital to GRP over the next five years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.

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

In accordance with the Master Transaction Agreement, (“MTA”), Geneva Re was obligated to reimburse the Company for any transaction expenses incurred by the Company in connection with the formation of Geneva Re. The Company had $0 and $0.4 million due from Geneva Re under this agreement as of December 31, 2021 and 2020, respectively. On January 1, 2021 the Company entered into a service agreement with Geneva Re to provide both administrative services to, as well disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.5 million due from Geneva Re under this agreement as of December 31, 2021.

At the formation of RIH, Patrick G. Ryan and Diane M. Aigotti, former Executive Vice President and CFO of the Company, were designated to represent Ryan Specialty’s interest on the board of GRP. In connection with the retirement of Diane M. Aigotti in the first quarter of 2021, Jeremiah R. Bickham, current Executive Vice President and CFO of the Company, replaced Diane M. Aigotti on the board of GRP. One of the investors of GRH represents the interests of GRH, while another of its investors is on the Company’s Board of Directors, is Executive Chairman of Geneva Re, and acts in the capacity of Executive Director on the Board of GRP.

Ryan Re Services Agreement with Geneva Re and Nationwide

On June 13, 2019, Ryan Re entered into an underwriting agreement with Nationwide to provide reinsurance underwriting services to Nationwide and its affiliated insurance entities. Simultaneously through the MTA, Ryan Re entered into a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re received a service fee equal to 2.5% of gross written premium derived from reinsurance and retrocession business assumed by Geneva Re from Nationwide through December 31, 2020. On January 1, 2021, the services agreement between Ryan Re and Geneva Re was amended to remove the 2.5% of gross premium written and was replaced with a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing certain underwriting and administrative services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $1.7 million, $2.0 million and a de minimis amount for the years ended December 31, 2021, 2020 and 2019, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $4.2 million and $3.0 million as of December 31, 2021 and 2020, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from a third-party service provider called Executive Jet Management (“EJM”). Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations, which include EJM chartering to third parties, for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has usually been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized an expense related to business usage of the aircraft of $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Consulting Arrangement with a Director

We have contracted with Michael O’Halleran, a director of the Company, to provide consulting services. Mr. O’Halleran received total cash compensation of $0.2 million, $0.2 million and $0.1 million for work performed during the years ended December 31, 2021, 2020 and 2019, respectively. Mr. O’Halleran’s compensation under the consulting agreement is based on external market practice of similar positions for consultants or employees who are not members of the Board of Directors.

Employment of an Immediate Family Member of a Director

Michael O’Halleran’s son is an employee of the Company. He has been an employee of the Company since August 11, 2014. His total annual compensation was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, including $0.1 million, $0.2 million, and $0.1 million of production bonuses, respectively. He also received benefits generally available to all employees. His compensation was determined in accordance with our standard employment and compensation practices.

22.
Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes with respect to its allocable share of any net taxable income from RSG LLC. RSG LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. RSG LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries. For the periods presented prior to the Organizational Transactions and IPO, the reported income taxes represent those of RSG LLC.

The components of income before income taxes are follows:

	Year Ended December 31,
	2021	2020	2019
United States	$39,673	$66,087	$55,078
Foreign	21,891	13,378	12,905
Income before income taxes	$61,564	$79,465	$67,983

The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Current income tax expense
Federal	$187	$2,257	$497
State	856	3,600	2,646
Foreign	5,042	2,920	2,583
Current income tax expense	$6,085	$8,777	$5,726
Deferred income tax expense (benefit)
Federal	(2,087)	(269)	(255)
State	411	-	-
Foreign	523	444	(545)
Deferred income tax expense (benefit)	$(1,153)	$175	$(800)
Income tax expense	$4,932	$8,952	$4,926

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2021		2020		2019
Income taxes at U.S. federal statutory rate	$12,928	21.0%	$16,688	21.0%	$14,276	21.0%
Income attributable to non-controlling interest and nontaxable income	(10,166)	(16.5)%	(13,861)	(17.4)%	(11,546)	(17.0)%
Nondeductible expenses	415	0.7%	-	0.0%	-	0.0%
State and local taxes, net of federal benefit	600	1.0%	3,600	4.5%	2,646	3.9%
Foreign rate differential	337	0.5%	-	0.0%	-	0.0%
Change in state rate	775	1.3%	-	0.0%	-	0.0%
Liquidation of C-Corporation subsidiary	-	0.0%	2,309	2.9%	-	0.0%
Other	43	0.1%	216	0.3%	(450)	(0.7)%
Income tax expense	$4,932	8.1%	$8,952	11.3%	$4,926	7.2%

The effective tax rates are significantly different from the 21% U.S. federal statutory tax rate primarily because the Company was taxed as an LLC pre-IPO and is not liable for income taxes on the portion of earnings that is attributable to the non-controlling interest in the post-IPO period.

Uncertain Tax Positions

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2021, that if recognized, would affect the annual effective tax rate. The Company will file its first tax returns for the tax year ended December 31, 2021 in 2022, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. The 2018 through 2020 tax years are considered open for purposes of federal examination under the statutes of limitations for RSG LLC, which continues to file an annual U.S. Return of Partnership Income, and our C-Corporation subsidiaries. There are no on-going U.S. federal, state, or foreign tax audits or examinations as of the date of issuance of this Form 10-K.

Deferred Taxes

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$919	$297
Fixed Assets	-	1
Investment in RSG LLC	374,336	-
Start-up costs	7,608	-
Tax credits	155	-
Total deferred tax assets	383,018	298
Valuation allowances	(294)	(297)
Deferred tax assets, net of valuation allowance	382,724	1
Deferred tax liabilities:
Intangibles	(12)	(168)
Fixed assets	(173)	-
Other accrued items	(417)	(410)
Deferred tax liabilities	$(602)	$(578)
Net Deferred tax asset (liability)	$382,122	$(577)

As a result of the Organizational Transactions and the IPO, the Company acquired an interest in RSG LLC and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in RSG LLC and for start-up costs incurred.

As of December 31, 2021, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in RSG LLC, start-up costs, tax credits and U.S. net operating losses are more likely than not to be realized. As such, no valuation allowance has been recognized against those deferred tax assets. The Company has recorded a full valuation allowance against U.K. net operating losses in the amount of $0.3 million. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain pre-IPO LLC Unitholders. The TRA provides for the payment by the Company to certain pre-IPO LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Units (“Exchange Tax Attributes”), (ii) certain tax attributes of RSG LLC that existed prior to the IPO or to which the Company succeed as a result of certain aspects of the Organizational Transactions (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitles (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including certain tax benefits attributable to payments that the Company is makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax receivable agreement liabilities of $272.1 million related to these benefits on the Consolidated Balance Sheets as of December 31, 2021 in a non-cash transaction. The following summarizes activity related to the Tax receivable agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at July 22, 2021	$144,598	$83,555	$54,317	$282,470
Remeasurement - initial establishment of TRA liability	(7,622)	-	(2,206)	(9,828)
Remeasurement - change in state rate	(272)	(166)	(104)	(542)
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100

During the year ended December 31, 2021, the TRA liabilities increased $272.6 million as a result the Organizational Transactions and the IPO which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity. During the year ended December 31, 2021, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $0.5 million benefit as the Company decreased its estimated cash tax savings rate from 25.17% to 25.12%. The change was recognized in Other non-operating income (loss) on the Consolidated Statements of Income.

Members' Tax Distributions

The Company declared Members' Tax Distributions of $34.9 million, inclusive of $11.2 million in the post-IPO period, $63.4 million, and $33.1 million as of December 31, 2021, 2020, and 2019, respectively. Members' Tax Distributions for quarterly estimates are generally paid throughout the year they relate to, and a final payment is made in the first half of the subsequent year.

23.
Supplemental Cash Flow information

The following represents the supplemental cash flow information of the Company for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for:
Interest and financing costs	$79,357	$41,034	$32,659
Income taxes	6,762	7,564	4,828
Non-cash investing and financing activities
Members' Tax Distributions declared but unpaid	11,155	23,350	9,941
Tax Receivable Agreement liabilities (1)	272,100	-	-
Contingent consideration liabilities from business combinations	22,011	-	4,200
Class A common stock issued in connection with the redemption of LLC Units (1)	53	-	-
Class B common stock issued (1)	149	-	-
Class X common stock issued in connection with the redemption of LLC Units (1)	1	-	-
Cancellation of Class X common stock in exchange for TRA liabilities (1)	(1)	-	-
Related party asset acquisition	-	(6,077)	(3,316)
Acquisition of preferred units subject to mandatory redemption	-	-	3,316
Forgiveness of related party receivable	-	6,077	-
Repayment of Founders’ subordinated notes	-	(74,990)	-
Preferred equity issued in exchange for Founders’ subordinated promissory notes	-	74,270	-
Common equity issued in exchange for Founders’ subordinated promissory notes	-	7,661	-
Loss on extinguishment of Founders’ subordinated promissory notes	-	(6,941)	-
Common equity issued as consideration for business combination	-	102,000	-
Unpaid preferred dividends	-	9,531	-
Accretion of premium on mezzanine equity	-	1,618	1,948
Accumulated deficit due to accretion of premium on mezzanine equity	-	(1,618)	(1,948)

(1) Refer to Note 1, Basis of Presentation

24.
Subsequent Events

The Company has evaluated subsequent events through March 16, 2022 and has concluded that no events have occurred that require disclosure other than the events listed below.

On February 3, 2022, RSG LLC issued $400.0 million of senior secured notes. The notes have a 4.375% interest rate and will mature on February 1, 2030.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2022 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and controller. A copy of our Code of Conduct that applies to all our employees including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and other persons performing similar functions. The text of our Code of Conduct, is available on our website at ryansg.com. We will provide a copy of the Code of Conduct without charge upon written request to the Company Secretary, Two Prudential Plaza, 180 N. Stetson Ave., Suite 4600, Chicago, IL 60601.

Item 11. Executive Compensation

The information required by this Item regarding director and executive officer compensation and compensation committee interlocks and insider participation is incorporated herein by reference to our Proxy Statement.

The material incorporated herein by reference to the information set forth under the heading “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that it is specifically incorporated by reference by Ryan Specialty.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding equity compensation plans and the security ownership of certain beneficial owners and management of Ryan Specialty’s common stock is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding certain relationships and related transactions, and director independence is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The Information required by this Item regarding fees billed to us by our principal accountant, Deloitte &Touche LLP (PCAOB ID No. 34) and other matters is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2).

The following documents have been included in Part II, Item 8.

•
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm, on Financial Statements
•
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•
Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity for the Years Ended December 31, 2021, 2020 and 2019
•
Notes to Consolidated Financial Statements

All schedules are omitted because the required information is either inapplicable or presented within the consolidated financial statements or related notes.

(a)(3).

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

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

4.2

Indenture, dated as of February 3, 2022, by and among Ryan Specialty Group, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 7, 2022).

4.3	Form of 4.375% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Form 8-K filed on February 7, 2022)
4.4	Description of Capital Stock, filed herewith
10.1

Tax Receivable Agreement, dated as of July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 27, 2021).

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty Group, LLC, dated as of September 30, 2021, by and among Ryan Specialty Group, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).

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

10.6

Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 2021).

10.7

Ryan Specialty Group Holdings, Inc. Form of Nonqualified Stock Option Agreement (Stacking Option) (incorporated by reference to Exhibit 10.2 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.8

Ryan Specialty Group Holdings, Inc. Form of Nonqualified Stock Option Agreement (Reload Option) (incorporated by reference to Exhibit 10.3 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.9

Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.10

Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021)

10.11

Ryan Specialty Group Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.12

Ryan Specialty Group Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.13

Ryan Specialty Group Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021).

10.14

Ryan Specialty Group Holdings, Inc. Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to Ryan Specialty Group Holdings, Inc.’s Registration Statement on Form S-8 filed on July 23, 2021)

10.15	Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors), filed herewith.

10.16

Third Amendment to the Credit Agreement, dated August 13, 2021, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on September 2, 2021).

10.17

Amended and Restated Limited Liability Company Operating Agreement of New RSG Holdings, LLC dated as of September 30, 2021, by and among New RSG Holdings, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)

21.1		Subsidiaries of the Registrant, filed herewith
23.1		Consent of Deloitte & Touche LLP, filed herewith
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2022

Ryan Specialty Group Holding, Inc
By:	/s/ Patrick G. Ryan
Patrick G. Ryan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick G. Ryan	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Patrick G. Ryan
/s/ Jeremiah R. Bickham	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2022
Jeremiah R. Bickham
/s/ Timothy W. Turner	President and Director	March 15, 2022
Timothy W. Turner
/s/ Nicholas D. Cortezi	Chairman of RSG Underwriting Managers and Director	March 15, 2022
Nicholas D. Cortezi
/s/ Henry S. Bienen	Director	March 15, 2022
Henry S. Bienen
/s/ David P. Bolger	Director	March 15, 2022
David P. Bolger
/s/ Michelle L. Collins	Director	March 15, 2022
Michelle L. Collins
/s/ William J. Devers	Director	March 15, 2022
William J. Devers
/s/ D. Cameron Findlay	Director	March 15, 2022
D. Cameron Findlay
/s/ Robert Le Blanc	Director	March 15, 2022
Robert Le Blanc
/s/ Andrew J. McKenna	Director	March 15, 2022
Andrew J. McKenna
/s/ Michael D. O’Halleran	Director	March 15, 2022
Michael D. O’Halleran
/s/ John W. Rogers, Jr	Director	March 15, 2022
John W. Rogers, Jr

[Signature Page to 10-K]