Form 10-Q
period 2022-03-31
RYAN SPECIALTY GROUP HOLDINGS, INC.
filed 2022-05-13
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 11, 2022, the Registrant had 259,196,568 shares of common stock outstanding, consisting of 110,329,843 shares of Class A common stock, $0.001 par value, and 148,866,725 shares of Class B common stock, $0.001 par value.

Ryan Specialty Group Holdings, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, intended use of proceeds, anticipated cost savings relating to the Restructuring Plan (as defined below) and the amount and timing of delivery of annual cost savings, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the COVID-19 pandemic) that may cause actual results to differ materially from those that we expected, including:

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

1

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
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

2

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
•
“All Risks Acquisition”: In September 2020, Ryan Specialty acquired All Risks.
•
“Binding Authority”: Our Binding Authority receives submissions for insurance directly from retail brokers, evaluates price and makes underwriting decisions regarding these submissions based on narrowly prescribed guidelines provided by carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.
•
“Board” or “Board of Directors”: The board of directors of Ryan Specialty.
•
“Class C Incentive Units”: Class C common incentive units, initially of RSG LLC on and prior to September 30, 2021 and then subsequently of New RSG Holdings, that are subject to vesting and will be exchangeable into LLC Common Units.
•
“Credit Agreement”: The credit agreement, as amended, dated September 1, 2020, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto.
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
“Founder”: Patrick G. Ryan.
•
“Founder Group”: Founder, members of the Founder’s Family Group and Founder’s affiliates.

3

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
•
”Organizational Transactions”: The series of organizational transactions completed by the Company in connection with the IPO, as described in the Form 10-K filed with the SEC on March 16, 2022.
•
“Participation”: Collectively, the Mandatory Participation and the Optional Participation.
•
“Redeemable Preferred Units”: Class B preferred units of RSG LLC held by Onex prior to the Organizational Transactions.
•
“Restructuring Plan”: Plan to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margins, which is expected to be fully actioned by June 30, 2022.
•
“Revolving Credit Facility”: The $600 million senior secured revolving credit facility under our Credit Agreement.
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
•
“Underwriting Management”: Our Underwriting Management Specialty administers a number of MGUs, MGAs and programs that offer commercial and personal insurance for specific product lines or industry classes. Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as provided by carriers, quoting, binding and issuing policies on behalf of Ryan Specialty’s carrier trading partners which retain the insurance underwriting risk.

4

•
“Wholesale Brokerage”: Our Wholesale Brokerage Specialty distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

5

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Income (Unaudited)

All balances presented in thousands, except share and per share amounts

	Three Months Ended March 31,
	2022	2021
REVENUE
Net commissions and fees	$386,681	$311,344
Fiduciary investment income	209	114
Total revenue	$386,890	$311,458
EXPENSES
Compensation and benefits	274,274	214,486
General and administrative	42,361	27,545
Amortization	26,663	27,794
Depreciation	1,211	1,200
Change in contingent consideration	(1,008)	590
Total operating expenses	$343,501	$271,615
OPERATING INCOME	$43,389	$39,843
Interest expense, net	21,752	20,045
(Income) loss from equity method investment in related party	543	(81)
Other non-operating loss	7,521	21,446
INCOME (LOSS) BEFORE INCOME TAXES	$13,573	$(1,567)
Income tax expense (benefit)	(4,503)	2,234
NET INCOME (LOSS)	$18,076	$(3,801)
Net income attributable to non-controlling interests, net of tax	11,165	2,450
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$6,911	$(6,251)
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.07	—
Diluted	$0.06	—
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	106,592,836	—
Diluted	264,121,066	—

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

All balances presented in thousands

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$18,076	$(3,801)
Net income attributable to non-controlling interests, net of tax	11,165	2,450
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$6,911	$(6,251)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(58)	(352)
Change in share of equity method investment in related party other comprehensive loss	(1,302)	(738)
Total other comprehensive loss, net of tax	$(1,360)	$(1,090)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY GROUP HOLDINGS, INC.	$5,551	$(7,341)

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

All balances presented in thousands, except share and per share data

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$706,370	$386,962
Commissions and fees receivable – net	189,709	210,252
Fiduciary cash and receivables	2,123,702	2,390,185
Prepaid incentives – net	7,603	7,726
Other current assets	13,251	15,882
Total current assets	$3,040,635	$3,011,007
NON-CURRENT ASSETS
Goodwill	1,314,266	1,309,267
Other intangible assets	549,125	573,930
Prepaid incentives – net	24,006	25,382
Equity method investment in related party	41,824	45,417
Property and equipment – net	14,649	15,290
Lease right-of-use assets	99,688	84,874
Deferred tax assets	391,777	382,753
Other non-current assets	9,667	10,788
Total non-current assets	$2,445,002	$2,447,701
TOTAL ASSETS	$5,485,637	$5,458,708
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	101,335	99,403
Accrued compensation	231,387	386,301
Operating lease liabilities	18,277	18,783
Tax receivable agreement liabilities	7,968	—
Short-term debt and current portion of long-term debt	22,640	23,469
Fiduciary liabilities	2,123,702	2,390,185
Total current liabilities	$2,505,309	$2,918,141
NON-CURRENT LIABILITIES
Accrued compensation	8,006	4,371
Operating lease liabilities	91,880	74,386
Long-term debt	1,956,631	1,566,627
Deferred tax liabilities	740	631
Tax receivable agreement liabilities	272,730	272,100
Other non-current liabilities	26,302	27,675
Total non-current liabilities	$2,356,289	$1,945,790
TOTAL LIABILITIES	$4,861,598	$4,863,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 110,063,552 and 109,894,548 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	110	110
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 149,084,846 and 149,162,107 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	149	149
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at March 31, 2022 and December 31, 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Additional paid-in capital	371,433	348,865
Accumulated deficit	(153)	(7,064)
Accumulated other comprehensive income	354	1,714
Total stockholders' equity attributable to Ryan Specialty Group Holdings, Inc.	$371,893	$343,774
Non-controlling interests	252,146	251,003
Total stockholders' equity	624,039	594,777
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,485,637	$5,458,708

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

All balances presented in thousands

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,076	$(3,801)
Adjustments to reconcile net income to cash flows from (used for) operating activities:
Loss (gain) from equity method investment	543	(81)
Amortization	26,663	27,794
Depreciation	1,211	1,200
Prepaid and deferred compensation expense	9,684	8,158
Non-cash equity-based compensation	23,248	4,430
Amortization of deferred debt issuance costs	2,811	2,517
Deferred income taxes	(8,251)	(80)
Loss on Tax Receivable Agreement	7,718	—
Change (net of acquisitions and divestitures) in:
Commissions and fees receivable - net	20,543	19,187
Accrued interest	2,877	248
Other current assets and accrued liabilities	(164,924)	(139,401)
Other non-current assets and accrued liabilities	(5,669)	5,024
Total cash flows used for operating activities	$(65,470)	$(74,805)
CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid incentives issued – net of repayments	(497)	—
Capital expenditures	(2,224)	(2,208)
Total cash flows used for investing activities	$(2,721)	$(2,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of remaining interest in Ryan Re	—	(47,517)
Deferred offering costs paid	—	(4,049)
Receipt of taxes related to net share settlement of equity awards	105	—
Taxes paid related to net share settlement of equity awards	(105)	—
Cash distribution to LLC Unitholders	(187)	(23,246)
Repayment of term debt	(4,125)	—
Finance lease and other costs paid	(6)	(47)
Debt issuance costs paid	(1,803)	(1,289)
Proceeds from senior secured notes	394,000	—
Net change in fiduciary liabilities	(79,148)	(62,018)
Total cash flows provided by (used for) financing activities	$308,731	$(138,166)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	816	(784)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$241,356	$(215,963)
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$1,139,661	$895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,381,017	$679,741
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	$706,370	$159,176
Cash held in a fiduciary capacity	674,647	520,565
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,381,017	$679,741

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands

			Class A Common Stock		Class B Common Stock		Class X Common Stock				Accumulated
	Mezzanine Equity	Members' Interest	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Non-controlling Interest	Stockholders'/ Members' Equity
Balance at January 1, 2021	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income (loss)	—	(6,251)	—	—	—	—	—	—	—	—	—	2,450	(3,801)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accumulation of preferred dividends (% return), net of tax distributions	—	(6,736)	—	—	—	—	—	—	—	—	—	—	(6,736)
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(44,517)	—	—	—	—	—	—	—	—	—	(3,750)	(48,267)
Distributions declared - Members' tax	—	(14,236)	—	—	—	—	—	—	—	—	—	—	(14,236)
Repurchases of Class A units	—	(227)	—	—	—	—	—	—	—	—	—	—	(227)
Equity-based compensation	—	4,430	—	—	—	—	—	—	—	—	—	—	4,430
Balance at March 31, 2021	$240,233	$(1,047)	—	$—	—	$—	—	$—	$—	$—	$1,612	$—	$565

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Class A Common Stock		Class B Common Stock		Class X Common Stock				Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Non-controlling Interest	Stockholders' Equity
Balance at January 1, 2022	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—	—	—
Exchange of common units for common stock	77,261	—	(77,261)	—	—	—	47	—	—	(47)	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(704)	—	—	—	(704)
Distributions declared - Members' tax	—	—	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	—	$—	$371,433	$(153)	$354	$252,146	$624,039

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Group Holdings, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Tabular balances presented in thousands, except share and per share data

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Group Holdings, Inc., (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents and carriers. These services encompass distribution, underwriting, product development, administration and risk management by acting as a wholesale broker and a managing underwriter. The Company's offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, and Europe.

IPO and Reorganization

The Company was formed as a Delaware corporation on March 5, 2021, for the purpose of completing a public offering and related transactions in order to carry on the business of RSG LLC. On July 26, 2021, the Company completed its IPO of 65,456,020 shares of Class A common stock, $0.001 par value per share, at an offering price of $23.50 per share. The Company received net proceeds of $1,448.1 million after deducting underwriting discounts, commissions and other offering costs. The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.

New RSG Holdings was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Group Holdings, Inc., and RSG LLC. The Company is the sole managing member of New RSG Holdings. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New RSG Holdings exchanged equity interests in RSG LLC for LLC Common Units in New RSG Holdings, with the intent that New RSG Holdings be the new holding company for RSG LLC interests. At that time RSG LLC adopted the LLC Operating Agreement and New RSG Holdings adopted the New RSG Holdings LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New RSG Holdings, which became a holding company with its sole material asset being a controlling equity interest in RSG LLC. The Company will operate and control the business and affairs, and consolidate the financial results, of RSG LLC through New RSG Holdings and, through RSG LLC, conduct our business. Accordingly, the Company consolidates the financial results of New RSG Holdings, and therefore RSG LLC, and reports the non-controlling interests of New RSG Holdings' LLC Common Units on its consolidated financial statements. As of March 31, 2022, the Company owned 42.5% of the outstanding LLC Common Units of New RSG Holdings, and New RSG Holdings owned 99.9% of the outstanding LLC Common Units of RSG LLC. The remaining 0.1% of the outstanding LLC Common Units of RSG LLC were owned by a subsidiary of the Company. As RSG LLC is substantively the same as New RSG Holdings, for the purpose of this document, we will refer to both New RSG Holdings and RSG LLC as “RSG LLC”.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. The unaudited consolidated financial statements include the Company’s accounts and those of all controlled subsidiaries. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial information. These consolidated interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

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

The Company, through our intermediate holding company New RSG Holdings, owns a minority economic interest in, and operates and controls the businesses and affairs of, RSG LLC. The Company has the obligation to absorb losses of, and receive benefits from, RSG LLC, which could be significant. We determined that the Company is the primary beneficiary of RSG LLC and RSG LLC is a VIE. Further, the Company has no contractual requirement to provide financial support to RSG LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity.

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

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99 Materiality and SAB No. 108 Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company concluded the effect of the change was not material to any previously filed interim or annual financial statements. Accordingly, the Company revised the previously reported financial information in this report in the Consolidated Statements of Cash Flows and related disclosures for the unaudited interim period ended March 31, 2021. There was no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets or Consolidated Statements of Mezzanine Equity and Shareholders’/Members’ Equity for any period presented.

	Three Months Ended March 31, 2021
	As Reported	Effect of Change	As Revised
Total cash flows provided by (used for) operating activities	$(74,805)	—	$(74,805)
Total cash flows used for investing activities	$(2,208)	—	$(2,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in fiduciary liabilities	—	(62,018)	(62,018)
Other lines	(76,148)	—	(76,148)
Total cash flows provided by (used for) financing activities	$(76,148)	$(62,018)	$(138,166)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(314)	(470)	(784)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$(153,475)	$(62,488)	$(215,963)
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	312,651	583,053	895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$159,176	$520,565	$679,741

2.
Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, but early adoption is permitted. The Company early adopted this standard on January 1, 2022 with no material impact to the consolidated financial statements or disclosures.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended March 31,
	2022	2021
Wholesale Brokerage	$244,827	$191,124
Binding Authority	62,993	55,045
Underwriting Management	78,861	65,175
Total Net commissions and fees	$386,681	$311,344

Contract Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance as of March 31, 2022 and December 31, 2021 was $3.3 million and $8.8 million, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2.2 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

4.
Merger and Acquisition Activity

The Company accounts for acquisitions as either business combinations or asset acquisitions depending on the facts and circumstances of each acquisition. Transaction costs arising from a business combination are recognized within General and administrative expense in the Consolidated Statements of Income.

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. For business combinations, the Company recognizes contingent consideration at fair value as of the acquisition date. The fair value of contingent consideration is based on the present value of the expected future payments under the respective purchase agreements. In determining fair value, the Company estimates cash payments based on management’s estimate of the performance of each acquired business relative to the formula specified by each purchase agreement. Further information regarding fair value measurements is detailed in Note 16, Fair Value Measurements. For asset acquisitions, the Company recognizes contingent consideration when the underlying contingency is resolved and the consideration is paid or payable.

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

The consideration above is based on estimates that are preliminary in nature and subject to adjustments. Any necessary adjustments must be finalized during the measurement period, which is limited to one year from the acquisition date. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. During the three months ended March 31, 2022, the Company made measurement period adjustments related to the Crouse acquisition, including an increase of an assumed liability of $1.3 million and an increase in consideration of $3.8 million related to the working capital provisions of the purchase agreement. Collectively, these adjustments resulted in a $5.1 million increase to goodwill as of March 31, 2022.

Contingent Consideration

The Company recognizes gains or losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company also recognizes interest expense for accretion of the discount on these liabilities, which is recognized within Interest expense, net on the Consolidated Statements of Income. The table below summarizes the change in contingent consideration and interest expense related to contingent consideration liabilities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Change in contingent consideration	$(1,008)	$590
Interest expense	372	86
Total	$(636)	$676

The current portion of the fair value of contingent consideration was $15.1 million and $14.4 million as of March 31, 2022 and December 31, 2021, respectively, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $26.3 million and $27.6 million as of March 31, 2022 and December 31, 2021, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $86.2 million and $129.2 million as of March 31, 2022 and December 31, 2021, respectively.

5.
Restructuring

During 2020, the Company initiated a restructuring plan in conjunction with the All Risks Acquisition, to reduce costs and increase efficiencies. The restructuring plan is expected to generate annual savings of $25.0 million when it is fully actioned by June 30, 2022.

The plan involves restructuring costs beginning on July 1, 2020, primarily consisting of employee termination benefits and retention costs. The restructuring plan also includes charges for consolidating leased office space, as well as other professional fees.

Restructuring costs incurred for the three months ended March 31, 2022 and 2021 were $3.1 million and $6.9 million, respectively, and cumulative restructuring costs incurred since the inception of the program were $28.3 million as of March 31, 2022. The Company expects to incur total restructuring costs in the range of $30.0 million to $35.0 million, with run-rate savings expected to be realized by June 30, 2023.

The table below presents the restructuring expense incurred during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Compensation and benefits	$158	$6,189
Occupancy and other costs(1)	2,966	729
Total	$3,124	$6,918
(1)
Occupancy and other costs, which include non-cash impairments, are included within General and administrative expenses in the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability from December 31, 2021 through March 31, 2022:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance as of December 31, 2021	$407	$—	$407
Accrued costs	158	798	956
Payments	(545)	(798)	(1,343)
Balance as of March 31, 2022	$20	$—	$20

6.
Receivables and Other Current Assets

Receivables

The Company had receivables of $189.7 million and $210.3 million outstanding as of March 31, 2022 and December 31, 2021, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a rollforward of the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2022	2021
Beginning of period	$2,508	$2,916
Write-offs	(54)	(329)
Increase in provision	49	334
End of period	$2,503	$2,921

Other Current Assets

Major classes of other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$10,244	$13,434
Service receivables(1)	534	644
Other current receivables	2,473	1,804
Total other current assets	$13,251	$15,882
(1)
Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 18, Related Parties.

7.
Fiduciary Assets and Liabilities

The Company recognizes fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables in the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company held or was owed fiduciary funds for premiums and claims of $2,123.7 million and $2,390.2 million as of March 31, 2022 and December 31, 2021, respectively.

8.
Leases

The Company has non-cancelable operating leases with various terms through February 2033 primarily for office space and office equipment.

The lease costs for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Lease costs:
Operating lease cost	$6,327	$6,096
Finance lease costs:
Amortization of leased assets	9	43
Interest on lease liabilities	—	1
Short term lease costs:
Operating lease cost	196	120
Finance lease costs:
Amortization of leased assets	2	2
Interest on lease liabilities	—	—
Sublease income	(91)	(61)
Lease cost – net	$6,443	$6,201

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,385	$6,367
Operating cash flows from finance leases	12	48
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	15,920	116
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate (percent)
Operating leases	3.99%	3.73%
Finance leases	3.18%	3.07%
Weighted average remaining lease term (years)
Operating leases	6.5	6.1
Finance leases	2.6	2.2

Supplemental balance sheet information related to Lease right-of-use assets:

	March 31, 2022	December 31, 2021
Right-of-use assets – operating leases – net	$99,603	$84,778
Right-of-use assets – finance leases – net	85	96
Total lease right-of-use assets – net	$99,688	$84,874

Supplemental balance sheet information related to lease liabilities:

	March 31, 2022	December 31, 2021
Current lease liabilities
Operating	$18,277	$18,783
Finance	34	39
Non-current lease liabilities
Operating	91,880	74,386
Finance	51	57
Total lease liabilities	$110,242	$93,265

The estimated future minimum payments of operating and financing leases as of March 31, 2022:

	Finance Leases	Operating Leases
The remainder of 2022	$29	$15,699
2023	37	22,045
2024	18	19,216
2025	4	16,379
2026	—	14,785
Thereafter	—	38,677
Total undiscounted future lease payments	$88	$126,801
Less imputed interest	(3)	(16,644)
Present value lease liabilities	$85	$110,157

Average annual sublease income for the next eight years is $0.3 million. The Company has eight leases with inception dates prior to March 31, 2022 that have not yet commenced as of March 31, 2022, for a total future estimated lease liability of $116.4 million.

9.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies the debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	March 31, 2022	December 31, 2021
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, LIBOR + 3.0%, expires September 1, 2027	$1,577,078	$1,578,972
Senior Secured Notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	394,569	—
Revolving debt
5-year revolving loan facility, periodic interest payments, LIBOR + up to 3.0%, plus commitment fees up to 0.50%, expires July 26, 2026	388	387
Premium financing notes
Commercial notes, periodic interest and principal payments, 1.66%, expire June 1, 2022	415	1,656
Commercial notes, periodic interest and principal payments, 1.66%, expire July 15, 2022	1,991	745
Commercial notes, periodic interest and principal payments, 1.66%, expire July 21, 2022	373	3,973
Finance lease obligation	85	96
Units subject to mandatory redemption	4,372	4,267
Total debt	$1,979,271	$1,590,096
Less current portion	(22,640)	(23,469)
Long term debt	$1,956,631	$1,566,627

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of March 31, 2022, $1,625.2 million of the principal was outstanding and $0.1 million of interest was accrued. As of December 31, 2021, $1,629.4 million of the principal was outstanding and $0.2 million of interest was accrued. Unamortized deferred issuance costs on the Term Loan were $48.3 million and $50.6 million as of March 31, 2022 and December 31, 2021, respectively.

Revolving Credit Facility

As the Revolving Credit Facility had not been drawn on as of March 31, 2022, the deferred issuance costs related to the facility are included in Other non-current assets in the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. The Company accrued $0.4 million and $0.4 million of unpaid commitment fees related to the Revolving Credit Facility as of March 31, 2022 and December 31, 2021, respectively, which was included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

Senior Secured Notes

On February 3, 2022, RSG LLC issued $400.0 million of senior secured notes. The notes have a 4.38% interest rate and will mature on February 1, 2030. As of March 31, 2022, unamortized deferred issuance costs were $2.2 million and the Company accrued $2.8 million of interest related to these notes.

10.
Stockholders' and Members' Equity

RSG LLC Equity Structure

Prior to the Organizational Transactions and the IPO, RSG LLC had issued and outstanding Class A common units, Class B common units, preferred units, and Redeemable Preferred Units. As part of the Organizational Transactions, the Class A common units and the Class B common units were exchanged for LLC Common Units. Substantially concurrent with the IPO, RSG LLC repurchased preferred units from the Founder Group for $78.3 million, which reflected the par value of $75.0 million plus unpaid accrued preferred dividends.

Redeemable Preferred Units

Prior to the Organizational Transactions and IPO, the Company had 260,000,000 Redeemable Preferred Units issued and outstanding. As defined in the related purchase agreements with Onex (the “Onex Purchase Agreements”), the Company had the option, but not the requirement, to repurchase up to 100% of the 260,000,000 Redeemable Preferred Units issued to Onex at any time. If the option was exercised before the fifth anniversary of each issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreements. Additionally, the Onex Purchase Agreements required a redemption (“Mandatory Redemption”) of the Redeemable Preferred Units upon the occurrence of a realization event, which included a Qualified Public Offering (as defined in the Onex Purchase Agreement). Where a Mandatory Redemption was required prior to the fifth anniversary of an issuance, the redemption price was subject to a make-whole provision. The Company determined that the Mandatory Redemption feature must be accounted for separately from the Redeemable Preferred Units par value as a derivative liability in accordance with ASC 815 Derivatives and Hedging. These embedded derivatives were accounted for on a combined basis separately from the Redeemable Preferred Units and were recorded at fair value. See Note 13, Derivatives and Note 16, Fair Value Measurements for further information.

As part of the Organizational Transactions, the Company acquired the entity (the "Preferred Blocker Entity") through which Onex held its preferred unit interest in RSG LLC. The 260,000,000 Redeemable Preferred Units of RSG LLC owned by the Preferred Blocker Entity were converted through a series of transactions to LLC Common Units immediately after the acquisition. As the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision to Onex, there were no amounts outstanding related to the Redeemable Preferred Units in the Consolidated Balance Sheets as of March 31, 2022 or December 31, 2021.

Ryan Specialty Group Holdings, Inc. Equity Structure

In connection with the Company’s IPO in July 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, 10,000,000 shares of Class X common stock, and 500,000,000 shares of preferred stock, each having a par value of $0.001 per share.

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

Class X Common Stock

As part of the Organizational Transactions, the Company acquired the Common Blocker Entity, the entity through which Onex held its Class B common unit interest in RSG LLC. Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for shares of Class A common stock and a right to participate in the TRA. The Company issued shares of Class X common stock to Onex, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. The shares of Class X common stock have no economic or voting rights. There were no shares of Class X common stock outstanding as of March 31, 2022 or December 31, 2021.

Preferred Stock

There were no shares of preferred stock outstanding as of March 31, 2022 or December 31, 2021. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The Board has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of March 31, 2022 or December 31, 2021.

Non-controlling Interest

In connection with the IPO and the Organizational Transactions, the Company became the sole managing member of RSG LLC. As a result, the Company began consolidating RSG LLC in its consolidated financial statements, resulting in a non-controlling interest related to the LLC Common Units not held by the Company on the consolidated financial statements. The non-controlling interest previously recognized in RSG LLC's historical consolidated financial statements represented RSG LLC's equity interests in an underlying subsidiary. As of March 31, 2022 and December 31, 2021, the Company owned 42.6% of the economic interests in RSG LLC, while the non-controlling interest holders owned the remaining 57.4% of the economic interests in RSG LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage as of March 31, 2022 was 57.6%.

11.
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

IPO-related Awards

As a result of the Organizational Transactions, pre-IPO holders of RSG LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units, collectively, the “Replacement Awards”. The reload awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units (“RSUs”), (ii) Staking Options, (iii) Restricted LLC Units (“RLUs”), or (iv) Staking Class C Incentive Units.

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

The incremental compensation expense arising from the modification is primarily driven by the right to future TRA payments as a result of the Organizational Transactions, as well as the TRA Alternative Payments, offset by the existence of new transfer restrictions that extend beyond vesting dates. The TRA provides for the potential, future payment to certain LLC Unitholders of tax benefits realized by the Company. The right to these potential future payments is considered in the calculation of the fair value of the Restricted Common Units and Reload Class C Incentive Units granted to employees. Additionally, those employees who exchanged their granted units into Restricted Stock received a one-time lump sum TRA Alternative Payment in an aggregate amount of $37.6 million. These one-time cash payments were paid upon the closing of the IPO on July 26, 2021. The cash payments were treated as a cash settlement of a portion of the existing awards, and therefore, included in the post-IPO value for determining the incremental expense in the modification. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation allocated on a relative fair value basis of the awards over the remaining service periods.

Incentive Awards

As part of the Company's annual compensation process, the Company issues certain employees and directors equity-based compensation awards ("Incentive Awards"). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, or (iv) Stock Options.

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

	Three Months Ended March 31, 2022
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,222,634	$21.15
Granted	—	—
Vested	46,943	21.15
Forfeited	—	—
Unvested at end of period	3,175,691	$21.15

The weighted-average grant date fair value of $21.15 reflects the fair value of the Restricted Stock at the time of the modification. 10,076,870 shares of Restricted Stock were granted at the time of the IPO, 5,554,873 of which were fully vested.

Restricted Stock Units (RSUs)

IPO RSUs

Related to the IPO, the Company granted RSUs to certain employees. The IPO RSUs vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. The grant date fair value considers the IPO price of $23.50 adjusted for a weighted average 2.4% discount for lack of marketability due to the transfer restrictions. Upon vesting, IPO RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	4,330,104	$22.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	4,330,104	$22.95

Incentive RSUs

As part of the Company's annual compensation process, the Company issued Incentive RSUs to certain employees. The Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 3 or 5 years from the grant date, or over 5 years from the grant date, with 33.3% vesting in each of years 3, 4 and 5. Upon vesting, Incentive RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	800,244	34.39
Vested	—	—
Forfeited	—	—
Unvested at end of period	800,244	$34.39

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

	Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,592,319	$23.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Unvested at end of period	4,592,319	$23.50

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

	Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	66,667	$23.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Unvested at end of period	66,667	$23.50

The fair value of Staking Options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges:

Assumptions
Volatility	25.0%
Time to maturity (years)	9.1
Risk-free rate	1.19%
Fair value per unit	$7.82
Dividend yield	0.0%

Incentive Options

As part of the Company's annual compensation process, the Company issued Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis. The Incentive Options vest over 5 years from the grant date, with 33.3% vesting in each of years 3, 4 and 5.

	Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	175,222	34.39
Exercised	—	—
Forfeited	—	—
Unvested at end of period	175,222	$34.39

The fair value of Incentive Options granted in the period was determined using the Black-Scholes option pricing model with the following assumption ranges:

Assumptions
Volatility	27.5%
Time to maturity (years)	7.0
Risk-free rate	2.16%
Fair value per unit	$11.68
Dividend yield	0.0%

The use of a valuation model for the Options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The expected time to maturity was based on the weighted-average vesting terms and contractual terms of the awards. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award.

The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows as of March 31, 2022:

March 31, 2022
Aggregate intrinsic value ($ in thousands)
Reload Options outstanding	$70,217
Reload Options exercisable	—
Staking Options outstanding	$1,019
Staking Options exercisable	—
Incentive Options outstanding	$771
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years)
Reload Options outstanding	9.3
Reload Options exercisable	—
Staking Options outstanding	10.3
Staking Options exercisable	—
Incentive Options outstanding	10.0
Incentive Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years. Restricted Common Unit activity for the period was as follows:

	Three Months Ended March 31, 2022
	Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	5,743,520	$23.84
Granted	—	—
Vested	161,159	23.84
Forfeited	—	—
Unvested at end of period	5,582,361	$23.84

The weighted average grant date fair value reflects the fair value of the Restricted Common Units at the time of the modification. 27,493,192 Restricted Common Units were granted at the time of the IPO, 20,861,266 of which were fully vested.

Restricted LLC Units (RLUs)

IPO RLUs

Related to the IPO, the Company granted RLUs to certain employees that vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Upon vesting, RLUs automatically convert on a one-for-one basis into LLC Common Units.

	Three Months Ended March 31, 2022
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,543,277	$25.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	1,543,277	$25.05

Incentive RLUs

As part of the Company's annual compensation process, the Company issued Incentive RLUs to certain employees. The Incentive RLUs vest pro rata over 3 or 5 years from the grant date. Upon vesting, RLUs automatically convert on a one-for-one basis into LLC Common Units.

	Three Months Ended March 31, 2022
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	145,527	34.86
Vested	—	—
Forfeited	—	—
Unvested at end of period	145,527	$34.86

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

	Three Months Ended March 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	$23.50
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	3,911,490	$23.50

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

	Three Months Ended March 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	2,116,667	$23.50
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	2,116,667	$23.50

Class C Incentive Units

As part of the Company's annual compensation process, the Company issued Class C Incentive Units to certain employees, which are profits interests. When the value of the Class A common stock exceeds the participation threshold, any vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units may immediately be redeemed on a one-to-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8.

	Three Months Ended March 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	300,000	34.39
Vested	—	—
Forfeited	—	—
Unvested at end of period	300,000	$34.39

Valuation Considerations

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company. The various Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for Restricted Common Units of equal value and are entitled to the same TRA payments upon an exchange to Class A common stock. In order to value the Restricted Common Units, RLUs, and Class C Incentive Units, the Company is required to make certain assumptions with respect to selected model inputs.

Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the Class C Incentive Units, we use a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. The Monte Carlo simulation model uses the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company's stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate range of 1.9%-2.4% was based on U.S. Treasury rates commensurate with a term of 30 years. Due to the transfer restrictions on the IPO awards, a discount for lack of marketability was applied based on the term between when each Restricted Common Unit, IPO RLU, Staking Class C Incentive Unit, or Reload Class C Incentive Unit vests, and when it is released from the transfer restriction. The range of discounts from 6.0% to 19.1% were applied on the proportion of value associated with the receipt of Class A common stock upon the exchange of each Restricted Common Unit, IPO RLU, or Class C Incentive Unit.

Non-Employee Director Stock Grants

Starting in 2022, the Company will grant RSUs ("Director Stock Grants") to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The next grant will occur in June 2022 and will be related to service as a Board member starting at the IPO date in July 2021. The RSUs will be fully vested upon grant. The Company recognized $0.2 million of expense related to these Director Stock Grants during the three months ended March 31, 2022. Additionally, in February 2022, the Company's Compensation Committee approved Director Stock Grants related to service prior to the IPO. These Director Stock Grants were issued on March 18, 2022, and were fully vested at the time of grant. The Company recognized $1.4 million of expense related to these Director Stock Grants during the three months ended March 31, 2022.

Profit Sharing Contribution

In March 2022, the Company made a discretionary profit sharing contribution of 75,026 shares of Class A common stock, collectively, to certain employees' defined contribution retirement benefit plan accounts. The Company recognized $2.6 million of expense related to the profit sharing contribution during the three months ended March 31, 2022.

Equity-based Compensation Expense

As of March 31, 2022, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period is the following:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$15,780	1.6
IPO RSUs	74,398	5.0
Incentive RSUs	27,182	3.1
Reload Options	6,345	2.5
Staking Options	463	6.6
Incentive Options	2,026	4.0
Restricted Common Units	14,433	1.1
IPO RLUs	33,610	6.4
Incentive RLUs	4,969	2.1
Reload Class C Incentive Units	8,354	3.1
Staking Class C Incentive Units	21,174	5.7
Class C Incentive Units	5,670	5.8
Total unrecognized equity-based compensation expense	$214,404

The following table includes the equity-based compensation expense the Company realized in the three months ended March 31, 2022 by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of March 31, 2022 in the same view. A similar view has not been presented for the three months ended March 31, 2021 as all equity based-compensation expense was related to legacy RSG LLC equity.

	Recognized Expense	Unrecognized Expense
IPO awards
IPO RSUs and Staking Options	$6,892	$74,861
IPO RLUs and Staking Class C Incentive Units	3,323	54,784
Incremental Restricted Stock and Reload Options	2,085	14,527
Incremental Restricted Common Units and Reload Class C Incentive Units	4,145	19,794
Pre-IPO incentive awards
Restricted Stock	1,419	7,598
Restricted Common Units	877	2,993
Post-IPO incentive awards
Incentive RSUs	339	27,182
Incentive RLUs	104	4,969
Incentive Options	20	2,026
Class C Incentive Units	42	5,670
Other expense
Director Stock Grants	1,422	N/A
Profit Sharing Contribution	2,580	N/A
Total equity-based compensation expense	$23,248	$214,404

The Company recognized equity-based compensation expense of $23.2 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively.

12.
Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to Ryan Specialty Group Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company's calculation.

Prior to the IPO, the RSG LLC equity structure included preferred units, Class A common units, and Class B common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2021.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

Three Months Ended March 31, 2022
Net income	$18,076
Net income attributable to non-controlling interests	11,165
Net income attributable to Ryan Specialty Group Holdings, Inc.	$6,911
Numerator:
Net income attributable to Class A common shareholders	$6,911
Add: Income attributed to substantively vested RSUs	29
Net income attributable to Class A common shareholders- basic	6,940
Add: Income attributed to dilutive shares	8,275
Net income attributable to Class A common shareholders- diluted	$15,215
Denominator:
Weighted-average shares of Class A common stock outstanding- basic	106,592,836
Add: Dilutive shares	157,528,230
Weighted-average shares of Class A common stock outstanding- diluted	264,121,066
Earnings per Share:
Earnings per share of Class A common stock- basic	$0.07
Earnings per share of Class A common stock- diluted	$0.06

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

Three Months Ended March 31, 2022
Incentive Options	175,222
Class C Incentive Units	300,000

13.
Derivatives

Redeemable Preferred Units Embedded Derivatives

As discussed in Note 10, Stockholders' and Members' Equity, the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision related to the Redeemable Preferred Units to Onex. Consequently, the embedded derivatives related to the make-whole provision were no longer outstanding as of March 31, 2022. The Company recognized $12.6 million of loss related to the Redeemable Preferred Units embedded derivatives during the three months ended March 31, 2021. The losses were recognized in Other non-operating loss within the Consolidated Statements of Income.

Additionally, for the three months ended March 31, 2022 and 2021, the Company recognized an increase in cash flows from derivatives of $0 and $12.6 million, respectively, from changes in Other current assets and accrued liabilities within the operating section of the Consolidated Statements of Cash Flows.

14.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Group Employee Savings Plan (the “Plan”), to all eligible employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year. The Company recognized expense related to discretionary matching contributions in the amount of $6.3 million and $5.3 million during the three months ended March 31, 2022 and 2021, respectively.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income and Current and Non-current Accrued compensation in the Consolidated Balance Sheets. As of March 31, 2022, $1.1 million and $7.9 million were included in Current Accrued compensation and Non-current Accrued compensation, respectively. As of December 31, 2021, $4.2 million was included in Non-current Accrued compensation in the Consolidated Balance Sheets.

Long-term Incentive Compensation Agreements

The Company has entered into certain long-term incentive agreements whereby, at the end of a service period, employees are awarded cash according to specified formulas, typically associated with an acquisition. The Company recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout. The Company recognized compensation expense of $0.2 million and $0.5 million related to these awards for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, $5.4 million and $0.1 million related to such agreements was included within Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets. As of December 31, 2021, $5.2 million and $0.2 million related to such agreements was included in Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets. The aggregate amount of maximum obligation payable was $6.9 million and $6.9 million as of March 31, 2022 and December 31, 2021, respectively.

All Risks Long-Term Incentive Plans

ARL had established various long-term incentive plans (“LTIPs”) throughout its history to incentivize certain executives, producers and key employees. ARL additionally established sales bonuses, implemented by the management of ARL, as compensation for past services performed in connection with executing the sale of the business to Ryan Specialty. The LTIP awards vest based on the achievement of various service conditions and are cash-settled. Subsequent to the acquisition, cash settlements are made by the Company. The total $328.0 million value related to sales bonuses and LTIP awards at the acquisition date was $24.3 million and $303.7 million, respectively. The portion allocated to the pre-combination service period and accounted for as consideration transferred was $257.6 million inclusive of sales bonuses, of which $114.7 million was paid at close. The total future estimated LTIP expense at the acquisition date was $70.4 million.

On August 10, 2021, the Company's Board of Directors elected to terminate the ARL long-term incentive plans. The decision to terminate the plans did not change the value of, or entitlements to, any benefits thereunder. The benefits accrued under these plans are required to be paid within twelve months of the termination date, subject to participants meeting service conditions.

Of the expense related to post-combination services after forfeitures of $2.3 million, the Company recognized $7.6 million and $8.9 million related to these awards for the three months ended March 31, 2022 and 2021, respectively, with the remaining expense of $12.7 million to be recognized in 2022. The related expense is recognized in Compensation and benefits in the Consolidated Statements of Income. The Company made cash payments of $3.6 million and $0 for the three months ended March 31, 2022 and 2021, respectively, with the remaining cash balance of $107.7 million to be paid in 2022. The LTIP accrual was $94.9 million and $91.0 million as of March 31, 2022 and December 31, 2021, respectively. The liability for these awards is recognized in Current Accrued compensation in the Consolidated Balance Sheets.

Forgivable Notes

Historically the Company offered forgivable notes to certain employees as an incentive, whereby the principal amount of forgivable notes and accrued interest is forgiven by the Company over the term of the notes, so long as the employee continues employment with Ryan Specialty and complies with certain contractual requirements. These notes are structured as recourse loans and contain non-solicit clauses and have terms that are between three and ten years. In the event of an employee’s termination, whether voluntary or involuntary, the employee must repay the unpaid, unforgiven note balance at termination. The Company has a policy of enforcing the provisions of the unforgiven portion of the forgivable note agreements by pursuing collection through third-party collection agencies and taking legal action.

The aggregate balance of forgivable notes was $29.4 million and $31.2 million as of March 31, 2022 and December 31, 2021, respectively. This balance is included within Current and Non-current Prepaid incentives - net in the Company’s Consolidated Balance Sheets. The amortization expense associated with the forgiveness of the principal amount of the notes and accrued interest is recorded within Compensation and benefits within the Consolidated Statements of Income over the related service periods, which is consistent with the term of the notes. As of the end of 2020, the Company no longer issues forgivable notes as employee incentives.

15.
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

The Company’s financial position, financial performance and cash flows effectively represent those of RSG LLC as of and for the period ended March 31, 2022, with the exception of the entire balance of the Tax receivable agreement liabilities of $280.7 million and Deferred tax assets of $391.7 million on the Consolidated Balance Sheets, which are attributable solely to the Company.

Through the acquisition of Keystone, the Company has an ownership interest in two entities that hold segregated account protected cell captives. These entities are structured with protected cell captives for each insured (“Captive Cells”) and the core regulated companies (“Core Companies”). The Core Companies are owned and operated by the Company, and are not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insureds. While these Captive Cells exist within a single legal entity, legally the activities and assets are segregated into distinct pools from which each respective Captive Cell’s liabilities can be funded. This allows clients to insure their risks in a cost-effective manner to allow insureds to participate and capture any underwriting profit and investment income which would then be available for use by the insureds, typically to reduce future costs of insurance coverage.

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

16.
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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, and other accrued liabilities as of March 31, 2022 and December 31, 2021 approximate fair value because of the short-term duration of these instruments.

Derivative Instruments

In prior periods, the fair value of the combined embedded derivatives on the Redeemable Preferred Units was based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which was a Level 3 fair value measurement. In determining the fair value, the Company historically estimated the likelihood of a Realization Event based on discussions with management, then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. Changes in the timing and likelihood of a Realization Event and/or the discount rates used resulted in a change in the fair value of recorded embedded derivative obligations. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex of the make-whole provision, the fair value of the make-whole provisions was $0 as of March 31, 2022.

Contingent Consideration

Any contingent consideration arising upon a business combination is initially recorded as a component of the total consideration of that business combination at fair value with an offsetting liability in the opening balance sheet under Other Non-current liabilities in the Consolidated Balance Sheets.

The fair value of these contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted EBITDA and market risk adjusted EBITDA which are then run through a series of simulations. The risk-free rates, expected volatility, and credit spread used in the models range from 0.79% to 2.32%, 12.5% to 32.5% and 3.0% to 3.6%, respectively, for the period ended March 31, 2022. As of December 31, 2021, the risk-free rates, expected volatility, and credit spread used in the models ranged from 0.06% to 0.85%, 15% to 35%, and 2.30% to 3.20%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates generally range from 5.2% to 14.8% for the acquisitions.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgements could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 4, Merger and Acquisition Activity, for further information on contingent consideration.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt (1)	$1,998,452	$—	$—	$1,631,412	$—	$—
Contingent purchase consideration	—	—	41,417	—	—	42,053
Total liabilities measured at fair value	$1,998,452	$—	$41,417	$1,631,412	$—	$42,053

(1) See Note 9, Debt.

There were no assets or liabilities that were transferred between fair value hierarchy levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	March 31, 2022	March 31, 2021
	Contingent Purchase Consideration	Make-Whole Provision on Redeemable Preferred Units	Contingent Purchase Consideration	Total
Balance at beginning of period	$42,053	$30,423	$22,096	$52,519
Total (gains) losses included in earnings	(636)	12,605	676	13,281
Settlements	—	—	(2,100)	(2,100)
Balance at end of period	$41,417	$43,028	$20,672	$63,700

During the three months ended March 31, 2022 and 2021, there were no purchases, issues, sales or transfers related to fair value measurements. Additionally, no unrealized gains or losses were recorded in the Consolidated Statements of Comprehensive Income for liabilities held during the period. The $2.1 million settlement of contingent consideration in the three months ended March 31, 2021 is presented in the operating section of the Consolidated Statements of Cash Flows.

17.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an excess and surplus lines and admitted markets intermediary, the Company has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, the Company from time to time seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.

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

The reserve for these and other non-E&O claims and business accommodations in the Consolidated Balance Sheets is above the lower end of the most recently determined range. Reserves of $3.4 million and $2.7 million were held for outstanding matters as of March 31, 2022 and December 31, 2021, respectively. The Company recognized $0.4 million and $0.2 million in General and administrative expense for the three months ended March 31, 2022 and 2021, respectively. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

18.
Related Parties

The Company has entered into various transactions and agreements with RSG LLC, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”).

Ryan Specialty Group Risk

The Company has an arrangement to provide administrative services to Ryan Specialty Group Risk, LLC (“RSGR”), an entity wholly owned directly or indirectly by Patrick G. Ryan, which participated in the underwriting profits of certain Lloyd’s of London syndicates. The Company is reimbursed for these administrative services. On June 28, 2018, the Company entered into a services agreement with Ryan Specialty Group Risk Innovators, LLC (“RSGRI”), a subsidiary of RSGR. The Company does not have a variable interest in these entities.

Ryan Re and Geneva Re

Ryan Re

Ryan Re, previously a wholly owned subsidiary of RSGRI, was designed in 2018 to incubate a new reinsurance underwriting service offering. On June 13, 2019, Ryan Re was contributed to Geneva Ryan Holdings, LLC (“GRH”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan and other affiliated investors. One affiliated investor is an LLC Unitholder and a director of the Company, and another is an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment or variable interest in this entity. On June 13, 2019, the Company acquired a controlling interest of 47% of the common units in Ryan Re from GRH with a $1 par value for $4.70 and was appointed the Managing Member of Ryan Re. GRH retained a 53% interest in this entity.

On March 31, 2021, GRH distributed a portion of its interest in Ryan Re to the two investors affiliated with Ryan Specialty. The Company subsequently acquired the remaining 53% of the common units in Ryan Re from GRH and the two affiliated investors with a $1 par value for total consideration of $48.4 million. The valuation of the outstanding interest in Ryan Re was determined by an unrelated third party. Upon the Company acquiring the remaining 53% of common units, Ryan Re became a wholly owned subsidiary of the Company. The non-controlling interest presented on the Consolidated Statements of Income for the three months ended March 31, 2021 relates to Ryan Re prior to it becoming a wholly owned subsidiary.

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

On December 30, 2021, RIH committed to contribute additional capital to GRP over the next five years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.

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

On January 1, 2021, the Company entered into a service agreement with Geneva Re to provide both administrative services to, as well disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.5 million and $0.5 million due from Geneva Re under this agreement as of March 31, 2022 and December 31, 2021, respectively.

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

Ryan Re Services Agreement with Geneva Re and Nationwide

On June 13, 2019, Ryan Re entered into an underwriting agreement with Nationwide to provide reinsurance underwriting services to Nationwide and its affiliated insurance entities. Ryan Re entered into a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re received a service fee equal to 2.5% of gross written premium derived from reinsurance and retrocession business assumed by Geneva Re from Nationwide through December 31, 2020. On January 1, 2021, the services agreement between Ryan Re and Geneva Re was amended to remove the 2.5% of gross premium written and was replaced with a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing certain underwriting and administrative services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, was $1.2 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from a third-party service provider called Executive Jet Management (“EJM”). Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations, which include EJM chartering to third parties, for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of the aircraft of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

Consulting Arrangement with a Director

We have contracted with Michael O’Halleran, a director of the Company, to provide consulting services. Mr. O’Halleran received less than $0.1 million of total cash compensation for work performed during each of the three months ended March 31, 2022 and 2021. Mr. O’Halleran’s compensation under the consulting agreement of $0.2 million annually is based on external market practice of similar positions for consultants or employees who are not members of the Board of Directors.

Employment of an Immediate Family Member of a Director

Michael O’Halleran’s son is an employee of the Company. He has been an employee of the Company since August 11, 2014. His total annual compensation for 2021 was $0.3 million, including production bonuses of $0.1 million. His total annual compensation for 2022 is expected to be substantively the same. He also received benefits generally available to all employees. His compensation was determined in accordance with our standard employment and compensation.
19.
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

The Company’s effective tax rate from continuing operations was (33.2)% and (89.1)% for the three months ended March 31, 2022 and 2021, respectively. The quarterly effective tax rate for the three months ended March 31, 2022 is significantly different from the 21% statutory rate primarily as a result of the change in state tax rates and nondeductible expenses. The quarterly effective tax rate for the three months ended March 31, 2021 is significantly different from the 21% statutory tax rate primarily because the Company was taxed as an LLC pre-IPO.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2022, that if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets of $391.8 million and $382.8 million as of March 31, 2022 and December 31, 2021, respectively, and Deferred tax liabilities of $0.7 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively, on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the three months ended March 31, 2022 was primarily related to an increase of $10.5 million for changes in the state tax rates, which resulted in a tax benefit on the Consolidated Statements of Income, and an increase of $0.9 million due to exchanges of LLC Common Units, which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity.

As of March 31, 2022, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in RSG LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with certain pre-IPO LLC Unitholders. The TRA provides for the payment by the Company to certain pre-IPO LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of RSG LLC resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of RSG LLC that primarily include amortizable tax attributes from asset acquisitions (“M&A Tax Attributes”), (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitled (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including certain tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax receivable agreement liabilities of $280.7 million related to these benefits on the Consolidated Balance Sheets as of March 31, 2022. The following summarizes activity related to the Tax receivable agreement liabilities:

	Exchange Tax Attributes	M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	592	96	192	880
Remeasurement - change in state rate	3,102	1,892	2,724	7,718
Balance at March 31, 2022	$140,398	$85,377	$54,923	$280,698

During the three months ended March 31, 2022, the TRA liabilities increased $0.9 million due to an exchange of LLC Common Units for Class A common stock, which resulted in a decrease to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity. During the same period, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.7 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.69%. The change was recognized in Other non-operating loss on the Consolidated Statements of Income.

20.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest and financing costs	$15,668	$16,694
Income taxes	2,206	4,668
Non-cash investing and financing activities:
Members' tax distributions declared but unpaid	7,356	14,340
Accretion of premium on mezzanine equity	—	598
Accumulated deficit due to accretion of premium on mezzanine equity	—	(598)

21.
Subsequent Events

The Company has evaluated subsequent events through May 13, 2022 and has concluded that no events have occurred that require disclosure other than the events listed below.

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

On April 29, 2022, the Company entered into a fourth amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition from using the Eurocurrency Rate (LIBOR) to a benchmark replacement of Adjusted Term SOFR plus a credit spread adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements”.

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months ended March 31, 2022 and 2021 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

Highlighting the resilience of our business, the dedication of our workforce, and the E&S market opportunities created by the pandemic, in 2020 we completed the All Risks Acquisition (the largest in our history), made substantial progress on our integration of All Risks and the Restructuring Plan (as discussed below) and realized 20.4% organic revenue growth, all in the midst of the pandemic. We managed to sustain this resilience in 2021 and through the first quarter of 2022 through the continued advancement of the integration and Restructuring Plan. For the year ended December 31, 2021 we realized 40.7% revenue growth and 22.4% Organic revenue growth. For the three months ended March 31, 2022 we realized 24.2% revenue growth and 20.1% Organic revenue growth.

While we believe our business and operations have thus far performed at a high level of efficiency and achieved historic results throughout the pandemic, there are no comparable recent events which may provide guidance as to the ultimate effect of the spread of COVID-19 and a global pandemic. As a result, the final impact of the pandemic or a similar health epidemic remains uncertain, particularly if new variants of the virus develop, vaccines are not distributed at a suitable pace or prove less effective than anticipated, the global economy does not recover as expected, especially in light of current inflationary trends and/or the pandemic otherwise continues beyond current expectations. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for a discussion of the risks related to the COVID-19 pandemic.

2020 Restructuring Plan

During the third quarter of 2020 and in conjunction with the All Risks Acquisition, we initiated the Restructuring Plan in an effort to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin. The Restructuring Plan is expected to generate annual savings of $25.0 million once the plan is fully actioned by June 30, 2022. Initial savings began to materialize in 2020 with the full run-rate savings expected to be realized by June 30, 2023. Of the $25.0 million of expected annual savings, over 90% will relate to a reduction in workforce with the remaining related to lease and contract terminations. The Restructuring Plan is expected to incur cumulative one-time charges of between $30.0 million and $35.0 million, funded through operating cash flow. Restructuring costs will primarily be included in Compensation and benefits expense with the remaining costs in General and administrative expense. See "Note 5, Restructuring" of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the Restructuring Plan in the third quarter of 2020. For the three months ended March 31, 2022, we incurred restructuring costs of $3.1 million and cumulative restructuring costs of $28.3 million since the inception of the plan. These costs are offset by realized respective savings of approximately $6.8 million for the three months ended March 31, 2022. Of the cumulative $28.3 million costs, $20.2 million was workforce-related with the remaining being general and administrative costs. While the current results of the Restructuring Plan are in line with expectations, changes to the total savings estimate and timing of the Restructuring Plan may evolve as we continue to progress through the plan and evaluate other potential restructuring opportunities. The actual amounts and timing may vary significantly based on various factors.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product and service capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product capabilities or provide us access to new markets. We have previously made and intend to continue to make acquisitions with the objective of enhancing our human capital and product capabilities, entering natural adjacencies and expanding our geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any significant acquisitions at this time.

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2021, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 22.4%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, competition, pricing, economic conditions and spending on our product offerings.

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

Generate Commission Regardless of the State of the Specialty Insurance Market

We earn commissions, which are calculated as a percentage of the total insurance policy premium, and fees. Changes in the insurance market or specialty lines that are our focus, characterized by a period of increasing (or declining) premium rates, could positively (or negatively) impact our profitability.

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard risks across many lines of insurance. This trend continued with 21 named storms during the 2021 Atlantic hurricane season producing estimated damages of more than $70 billion, over 7.8 million acres burned through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms who have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

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

Summary of Financial Performance Highlights

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%
GAAP financial measures
Total revenue	$386,890	$311,458	$75,432	24.2%
Compensation and benefits	274,274	214,486	59,788	27.9
General and administrative	42,361	27,545	14,816	53.8
Total operating expenses	343,501	271,615	71,886	26.5
Operating income	43,389	39,843	3,546	8.9
Net income (loss)	18,076	(3,801)	21,877	(575.6)
Net income (loss) attributable to Ryan Specialty Group Holdings, Inc.	6,911	(6,251)	13,162	(210.6)
Compensation and benefits expense ratio (1)	70.9%	68.9%
General and administrative expense ratio (2)	10.9%	8.8%
Net income (loss) margin	4.7%	(1.2)%
Earnings per share (3)	$0.07
Diluted earnings per share (3)	$0.06
Non-GAAP financial measures*
Organic revenue growth rate	20.1%	18.4%
Adjusted compensation and benefits expense	$241,331	$192,367	$48,964	25.5%
Adjusted compensation and benefits expense ratio	62.4%	61.8%
Adjusted general and administrative expense	$38,296	$24,687	$13,609	55.1%
Adjusted general and administrative expense ratio	9.9%	7.9%
Adjusted EBITDAC	$107,263	$94,404	$12,859	13.6%
Adjusted EBITDAC margin	27.7%	30.3%
Adjusted net income	$64,732	$57,130	$7,602	13.3%
Adjusted net income margin	16.7%	18.3%
Adjusted diluted earnings per share	$0.24

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

(1)
Compensation and benefits ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)
General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(3)
See "Note 12, Earnings Per Share" of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

Comparison of the Three Months Ended March 31, 2022 and 2021

•
Revenue increased $75.4 million or 24.2% period-over-period to $386.9 million.
•
Compensation and benefits expense increased $59.8 million, or 27.9% period-over-period, and the Compensation and benefits expense ratio increased 2.0%, from 68.9% to 70.9%.
•
General and administrative expense increased $14.8 million, or 53.8% period-over-period, and the General and administrative expense ratio increased 2.1%, from 8.8% to 10.9%.
•
Total operating expenses increased $71.9 million or 26.5% period-over-period to $343.5 million.
•
Operating income increased $3.5 million period-over-period to $43.4 million.
•
Net income (loss) increased by $21.9 million to period-over-period to $18.1 million.
•
Net income (loss) margin was 4.7% for the quarter, compared to (1.2)% in the same quarter last year.

•
Earnings per share and Diluted earnings per share were $0.07 and $0.06, respectively, for the three months ended March 31, 2022.
•
Organic revenue growth rate for the quarter was 20.1%, compared to 18.4% in the same quarter last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $49.0 million, or 25.5% period-over-period, and the Adjusted compensation and benefits expense ratio increased 0.6% from 61.8% to 62.4% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $13.6 million, or 55.1% period-over-period, and the Adjusted general and administrative expense ratio increased 2.0% from 7.9% to 9.9% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 13.6% period-over-period to $107.3 million— see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 2.6% period-over-period from 30.3% to 27.7% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased 13.3% period-over-period to $64.7 million — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information..
•
Adjusted net income margin decreased 1.6% period-over-period from 18.3% to 16.7% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $0.24 for the three months ended March 31, 2021—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily by commissions from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and fees are generally calculated as a percentage of the total insurance policy premium placed, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC (“RIH”). We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

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

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits paid and payable to employees, and commissions paid and payable to our producers; and (ii) equity-based compensation associated with the grants of awards to employees executive officers and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, imputed interest on finance leases and contingent consideration, and amortization of deferred debt issuance costs.

Other Non-Operating Loss

In 2022 Other non-operating loss includes a charge related to the change in the TRA liability caused by a change in our blended state tax rates. In 2021 Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value is due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense (Benefit)

Income tax expense (benefit) includes tax on the Company's allocable share of any net taxable income from RSG LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods presented prior to March 31, 2021, our financial statements include the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income (loss) and Other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to Note 10, Stockholders' and Members' Equity of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%
Revenue
Net commissions and fees	$386,681	$311,344	$75,337	24.2%
Fiduciary investment income	209	114	95	83.3
Total revenue	$386,890	$311,458	$75,432	24.2%
Expenses
Compensation and benefits	274,274	214,486	59,788	27.9
General and administrative	42,361	27,545	14,816	53.8
Amortization	26,663	27,794	(1,131)	(4.1)
Depreciation	1,211	1,200	11	0.9
Change in contingent consideration	(1,008)	590	(1,598)	(270.8)
Total operating expenses	$343,501	$271,615	$71,886	26.5%
Operating income	$43,389	$39,843	$3,546	8.9%
Interest expense, net	21,752	20,045	1,707	8.5
(Income) loss from equity method investment in related party	543	(81)	624	(770.4)
Other non-operating loss	7,521	21,446	(13,925)	(64.9)
Income (loss) before income taxes	$13,573	$(1,567)	$15,140	(966.2)%
Income tax expense (benefit)	(4,503)	2,234	(6,737)	(301.6)
Net income (loss)	$18,076	$(3,801)	$21,877	(575.6)%
GAAP financial measures
Revenue	$386,890	$311,458	$75,432	24.2%
Compensation and benefits	274,274	214,486	59,788	27.9
General and administrative	42,361	27,545	14,816	53.8
Net Income (loss)	$18,076	$(3,801)	$21,877	(575.6)%
Compensation and benefits expense ratio	70.9%	68.9%
General and administrative expense ratio	10.9%	8.8%
Net income (loss) margin	4.7%	(1.2)%
Earnings per share	$0.07
Diluted earnings per share	$0.06

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%
Non-GAAP financial measures*
Organic revenue growth rate	20.1%	18.4%
Adjusted compensation and benefits expense	$241,331	$192,367	$48,964	25.5%
Adjusted compensation and benefits expense ratio	62.4%	61.8%
Adjusted general and administrative expense	$38,296	$24,687	$13,609	55.1%
Adjusted general and administrative expense ratio	9.9%	7.9%
Adjusted EBITDAC	$107,263	$94,404	$12,859	13.6%
Adjusted EBITDAC margin	27.7%	30.3%
Adjusted net income	$64,732	$57,130	$7,602	13.3%
Adjusted net income margin	16.7%	18.3%
Adjusted diluted earnings per share	$0.24

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $75.3 million or 24.2% from $311.3 million to $386.7 million for the three months ended March 31, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 3.4% growth from the Keystone and Crouse acquisitions and 20.1% of organic revenue growth.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$244,827	63.3%	$191,124	61.4%	$53,703	28.1%
Binding Authorities	62,993	16.3	55,045	17.7	7,948	14.4
Underwriting Management	78,861	20.4	65,175	20.9	13,686	21.0
Total net commissions and fees	$386,681		$311,344		$75,337	24.2%

Wholesale Brokerage net commissions and fees increased by $53.7 million or 28.1% period-over-period, primarily due to strong organic growth within this specialty for the quarter as well as contributions from the Crouse acquisition.

Binding Authority net commissions and fees increased by $7.9 million or 14.4% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Crouse acquisition.

Underwriting Management net commissions and fees increased by $13.7 million or 21.0% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$359,602	93.0%	$290,808	93.4%	$68,794	23.7%
Supplemental and contingent commissions	20,098	5.1	15,519	5.0	4,579	29.5
Loss mitigation and other fees	6,981	1.8	5,017	1.6	1,964	39.1
Total net commissions and fees	$386,681		$311,344		$75,337	24.2%

Net commissions and policy fees grew 23.7%, slightly lower than the overall net commissions and fee revenue growth of 24.2% for the three months ended March 31, 2022 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased 29.5% period-over-period driven by the performance of risks placed on eligible business.

Loss mitigation and other fees grew 39.1% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $59.8 million or 27.9% from $214.5 million to $274.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The following were the principal drivers of this increase:

•
Commissions increased $24.4 million or 26.6% period-over-period, driven by the 24.2% increase in total Net Commissions and Fees discussed above;
•
A $16.4 million increase from Initial public offering related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
The remaining $19.0 million period-over-period increase was driven by (i) the addition of 294 employees compared to the same period prior year and (ii) growth in the business. Overall headcount increased to 3,632 full-time employees as of March 31, 2022 from 3,338 as of March 31, 2021.

The increase in Compensation and benefits expense was partially offset by $6.2 million of net savings related to the Restructuring Plan, which represents approximately $6.4 million of work-force related savings less one-time work-force related expense of $0.2 million for the three months ended March 31, 2022 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio increase of 2.0% from 68.9% to 70.9% period-over-period.

We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense increased by $14.8 million or 53.8% from $27.5 million to $42.4 million for the three months ended March 31, 2022 as compared to the same period in the prior year. A main driver of this increase was $5.6 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2021. Insurance expense contributed $2.2 million to the period-over-period increase due to increased costs associated with being a public company. Lastly, we recognized an additional $2.2 million of Restructuring costs within General and administrative expense for the three months ended March 31, 2022 compared to the same period in the prior year. The remaining increase of $4.8 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in General and administrative expense ratio increase of 2.1% from 8.8% to 10.9% period-over-period.

Amortization

Amortization expense decreased by $1.1 million or (4.1)% from $27.8 million to $26.7 million for the three months ended March 31, 2022 compared to the same period in the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $29.2 million when comparing the balance as of March 31, 2022 to the balance as of March 31, 2021.

Interest Expense, Net

Interest expense, net increased $1.7 million or 8.5% from $20.0 million to $21.8 million for the three months ended March 31, 2022 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the three months ended March 31, 2022 was the issuance of $400.0 million of senior secured notes on February 3, 2022. On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2022 we expect to incur approximately $4.0 million of Interest expense associated with the upfront cost amortization of the cap. For the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of Interest expense related to the cap.

Other Non-Operating Loss

Other non-operating loss decreased by $13.9 million to $7.5 million for the three months ended March 31, 2022 as compared to a loss of $21.4 million in the same period in the prior year. For the three months ended March 31, 2022 Other non-operating loss includes a $7.7 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the three months ended March 31, 2021 Other non-operating loss includes a $12.6 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units as well as $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt in connection with a repricing.

Income before Income Taxes

Due to the factors above, Income (loss) before income taxes increased $15.2 million from $(1.6) million to $13.6 million for the three months ended March 31, 2022 compared to the same period in the prior year.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $6.7 million from $2.2 million to $(4.5) million for the three months ended March 31, 2022 as compared to the same period in the prior year. An increase in the Company's state tax rate resulted in a tax benefit recognized in the current period related to the increase in our Deferred tax assets.

Net Income (Loss)

Net income (loss) increased $21.9 million from a loss of $3.8 million to a profit of $18.1 million for the three months ended March 31, 2022 compared to the same period in the prior year as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions, depreciation, amortization and certain other items that we believe are not representative of our core business. We use the following non-GAAP measures for business planning purposes, in measuring our performance relative to that of our competitors, to help investors to understand the nature of our growth, and to enable investors to evaluate the run-rate performance of the Company. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the unaudited consolidated quarterly financial statements. Industry peers may provide similar supplemental information but may not define similarly-named metrics in the same way we do and may not make identical adjustments.

Organic Revenue Growth Rate

Organic revenue growth rate represents the percentage change in revenue, as compared to the same period for the year prior, adjusted for revenue attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as contingent commissions, fiduciary investment income, and the impact of changes in foreign exchange rates.

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended March 31,
	2022	2021
Total revenue growth rate (GAAP) (1)	24.2%	49.6%
Less: Mergers and acquisitions (2)	(3.4)	(31.3)
Change in other (3)	(0.7)	0.1
Organic revenue growth rate (Non-GAAP)	20.1%	18.4%
(1)
March 31, 2022 revenue of $386.9 million less March 31, 2021 revenue of $311.5 million is a $75.4 million period-over-period change. The change, $75.4 million, divided by the March 31, 2021 revenue of $311.5 million is a total revenue change of 24.2%. March 31, 2021 revenue of $311.5 million less March 31, 2020 revenue of $208.2 million is a $103.3 million period-over-period change. The change, $103.3 million, divided by the March 31, 2020 revenue of $208.2 million is a total revenue change of 49.6%. See "Comparison of the Three Months Ended March 31, 2022 and 2021" for further details.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended March 31, 2022 and three months ended March 31, 2021 was $10.6 million and $65.3 million, respectively.
(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended March 31, 2022 and three months ended March 31, 2021 was $(2.2) million and $0.2 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Total revenue	$386,890	$311,458
Compensation and benefits expense	$274,274	$214,486
Acquisition-related expense	(58)	—
Acquisition related long-term incentive compensation	(7,697)	(9,422)
Restructuring and related expense	(158)	(6,189)
Amortization and expense related to discontinued prepaid incentives	(1,782)	(2,078)
Equity-based compensation	(6,804)	(4,430)
Initial public offering related expense	(16,444)	—
Adjusted compensation and benefits expense (1)	$241,331	$192,367
Compensation and benefits expense ratio	70.9%	68.9%
Adjusted compensation and benefits expense ratio	62.4%	61.8%
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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Total revenue	$386,890	$311,458
General and administrative expense	$42,361	$27,545
Acquisition-related expense	(451)	(1,714)
Restructuring and related expense	(2,966)	(809)
Other non-recurring expense	—	(335)
Initial public offering related expense	(648)	—
Adjusted general and administrative expense (1)	$38,296	$24,687
General and administrative expense ratio	10.9%	8.8%
Adjusted general and administrative expense ratio	9.9%	7.9%
(1)
Adjustments to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

Adjusted EBITDAC and Adjusted EBITDAC Margin

We define Adjusted EBITDAC as Net income before interest expense, net, income tax expense (benefit), depreciation, amortization, and change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted compensation and benefits expense and Adjusted general and administrative expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net income. Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is Net income margin. These measures start with consolidated Net income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of RSG LLC.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Total revenue	$386,890	$311,458
Net income (loss)	$18,076	$(3,801)
Interest expense, net	21,752	20,045
Income tax expense (benefit)	(4,503)	2,234
Depreciation	1,211	1,200
Amortization	26,663	27,794
Change in contingent consideration	(1,008)	590
EBITDAC	$62,191	$48,062
Acquisition-related expense (1)	509	1,714
Acquisition related long-term incentive compensation (2)	7,697	9,422
Restructuring and related expense (3)	3,124	6,998
Amortization and expense related to discontinued prepaid incentives (4)	1,782	2,078
Other non-operating loss (income) (5)	7,521	21,446
Equity-based compensation (6)	6,804	4,430
Other non-recurring expense (7)	—	335
IPO related expenses (8)	17,092	—
(Income) from equity method investments in related party	543	(81)
Adjusted EBITDAC (9)	$107,263	$94,404
Net income (loss) margin (10)	4.7%	(1.2)%
Adjusted EBITDAC margin	27.7%	30.3%
(1)
Acquisition-related expense includes diligence, transaction-related and integration costs. Compensation and benefits expenses were $0.1 million for the three months ended March 31, 2022, while General and administrative expenses contributed to $0.5 million and $1.7 million of the acquisition-related expense for the three months ended March 31, 2022 and 2021, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $0.2 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $3.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See "Note 5, Restructuring" of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see "Note 14. Employee Benefit Plans, Prepaid and Long-Term Incentives" of the unaudited quarterly consolidated financial statements for further discussion.
(5)
For the three months ended March 31, 2022, Other non-operating loss includes a $7.7 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the three months ended March 31, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $12.6 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. For the three months ended March 31, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(6)
Equity-based compensation reflects non-cash equity-based expense.

(7)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.3 million for the three months ended March 31, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(8)
Initial public offering related expenses includes $0.6 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $16.4 million for the three months ended March 31, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(9)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of Ryan Re.
(10)
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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Total revenue	$386,890	$311,458
Net income (loss)	$18,076	$(3,801)
Income tax expense (benefit)	(4,503)	2,234
Amortization	26,663	27,794
Amortization of deferred issuance costs (1)	2,811	3,015
Change in contingent consideration	(1,008)	590
Acquisition-related expense (2)	509	1,714
Acquisition related long-term incentive compensation (3)	7,697	9,422
Restructuring and related expense (4)	3,124	6,998
Amortization and expense related to discontinued prepaid incentives (5)	1,782	2,078
Other non-operating loss (income) (6)	7,521	21,446
Equity-based compensation (7)	6,804	4,430
Other non-recurring expense (8)	—	335
IPO related expenses (9)	17,092	—
(Income) / loss from equity method investments in related party	543	(81)
Adjusted income before income taxes	$87,111	$76,174
Adjusted tax expense (10)	(22,379)	(19,044)
Adjusted net income	$64,732	$57,130
Net income (loss) margin (11)	4.7%	(1.2)%
Adjusted net income margin	16.7%	18.3%
(1)
Interest expense, net includes amortization of deferred debt issuance costs.

(2)
Acquisition-related expense includes diligence, transaction-related and integration costs. Compensation and benefits expenses were $0.1 million for the three months ended March 31, 2022, while General and administrative expenses contributed to $0.5 million and $1.7 million of the acquisition-related expense for the three months ended March 31, 2022 and 2021, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $0.2 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $3.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See "Note 5, Restructuring" of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see "Note 14. Employee Benefit Plans, Prepaid and Long-Term Incentives" of the unaudited quarterly consolidated financial statements for further discussion.
(6)
For the three months ended March 31, 2022, Other non-operating loss includes a $7.7 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the three months ended March 31, 2021 Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $12.6 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. For the three months ended March 31, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.3 million for the three months ended March 31, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(9)
Initial public offering related expenses includes $0.6 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $16.4 million for the three months ended March 31, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(10)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of RSG, LLC. For the three months ended March 31, 2022 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.69% on 100% of our adjusted income before income taxes as if the Company owned 100% of RSG, LLC. For the three months ended March 31, 2021 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.00% on 100% of our adjusted income before income taxes as if the Company owned 100% of RSG, LLC.
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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended March 31, 2022

(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Net income attributed to non-controlling interests (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income attributable to Class A common shareholders- diluted	$15,215	(8,304)	11,165	$46,656	$—	$64,732
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	264,121	—	—	—	5,632	269,753
Net income per share of Class A common stock- diluted	$0.06	$(0.03)	$0.04	$0.18	$(0.01)	$0.24
(1)
Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income (loss) attributable to RSGHI. See "Note 12, Earnings Per Share" of the unaudited quarterly consolidated financial statements.
(2)
For comparability purposes, this calculation incorporates the net income (loss) that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. The 143,423 weighted average outstanding LLC Common Units were considered dilutive for the three months ended March 31, 2022 and included in the 264,121 of Weighted-average shares outstanding within Diluted EPS. See "Note 12, Earnings Per Share" of the unaudited quarterly consolidated financial statements.
(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin.”
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in "Note 12, Earnings Per Share" of the unaudited quarterly consolidated financial statements.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of the business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured Notes (together “Credit Facility”). The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, and distributions to LLC Unitholders. We believe that cash and cash equivalents, cash flows from operations and amounts available under our Credit Facility will be sufficient to meet the liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, this could reduce our ability to compete successfully and harm the results of our operations.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $674.6 million and $520.6 million as of March 31, 2022 and 2021, respectively, and fiduciary receivables of $1,449.1 million and $1,285.5 million as of March 31, 2022 and 2021, respectively. While we earn investment income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $706.2 million of Cash and cash equivalents on the Consolidated Balance Sheets as of March 31, 2022, $164.2 million is held in fiduciary accounts representing collected revenue and is available to be transferred to operating accounts and used for general corporate purposes.

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

On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank, N.A., the Administrative Agent, for Term Loan borrowings totaling $1,650.0 million and a Revolving Credit Facility totaling $300.0 million, in connection with financing the All Risks Acquisition. Borrowings under our Revolving Credit Facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our Credit Agreement are unconditionally guaranteed by various subsidiaries and are secured by a lien and security interest in all of our assets. See “Note 9, Debt” in the notes to our audited consolidated financial statements in this Annual Report for further information regarding our debt arrangements.

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

On April 29, 2022 the Company entered into the Fourth Amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition its Eurocurrency Rate (LIBOR) to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

As of March 31, 2022, the interest rate on the Term Loan was LIBOR, plus 3.00%, subject to a 75 basis point floor.

As of March 31, 2022, we were in compliance with all of the covenants under our credit agreement and there were no events of default for the three months ended March 31, 2022.

See "Note 9, Debt" in the notes to our unaudited quarterly consolidated financial statements for further information regarding our debt arrangements.

Tax Receivable Agreement

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with the LLC Unitholders and Onex. The TRA provides for the payment by the Company to the current or former LLC Unitholders and Onex, collectively, of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of RSG LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of RSG LLC that primarily include amortizable tax attributes from asset acquisitions ("M&A Tax Attributes"), (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitled to (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA.

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to LLC Unitholders and Onex pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. Assuming no changes in the relevant tax law, and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA will be $280.7 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the event of an early termination of the TRA, either at the Company's election or due to a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments. The Company has not made and is not likely to make an election for an early termination. We expect to fund future TRA payments with tax distributions from RSG LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes (1)	M&A Tax Attributes (2)	TRA Payment Tax Attributes (3)	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	592	96	192	880
Remeasurement - change in state rate	3,102	1,892	2,724	7,718
Payments	-	-	-	-
Balance at March 31, 2022	$140,398	$85,377	$54,923	$280,698

Total expected estimated tax savings from each of the tax attributes associated with the TRA are (1) Exchange Tax Attributes of $165.2 million, (2) M&A Tax Attributes of $100.4 million, and (3) TRA Payment Tax Attributes of $64.6 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Three Months Ended March 31, 2022 and 2021

Cash and cash equivalents increased $547.2 million from $159.2 million at March 31, 2021 to $706.4 million at March 31, 2022. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 increased $9.3 million from the three months ended March 31, 2021 to $(65.5) million. This amount represents net income reported, as adjusted for amortization and depreciation, prepaid and deferred equity compensation expense, as well as the change in commission and fees receivable, accrued compensation and other current and noncurrent assets and liabilities. Net income increased $21.9 million during the three months ended March 31, 2022 and was offset by a decrease in the change in Other current assets and accrued liabilities driven by increased commission payments to producers period-over-period.

Cash Flows from Investing Activities

Cash flows used for investing activities during the three months ended March 31, 2022 were $2.7 million, a decrease of $0.5 million compared to the $2.2 million of cash flows used for investing activities during the three months ended March 31, 2021. The main driver of the cash flows used for investing activities in the three months ended March 31, 2022 was $2.2 million of capital expenditures as well as $0.5 million of prepaid incentives, compared to $2.2 million of capital expenditures in the three months ended March 31, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2022 were $308.7 million, an increase of $446.9 million compared to cash flows used by financing activities of $138.2 million during the three months ended March 31, 2021. The main drivers of cash flows provided by financing activities during the three months ended March 31, 2022 was the Bond issuance of $394.0 million, offset by the net change in fiduciary liabilities of $79.2 million, the repayment of term debt of $4.1 million, and debt issuance costs of $1.8 million. The main drivers of cash flows used by financing activities during the three months ended March 31, 2021 were $62.0 million of net change in fiduciary liabilities, the purchase of the remaining interest in Ryan Re of $47.5 million, cash distributions to certain pre-IPO unitholders of $23.2 million, and deferred offering costs and debt issuance costs paid of $5.3 million.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within "Note 8, Leases" and "Note 9, Debt" in the notes to our unaudited consolidated financial statements and provide further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within "Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives" in the notes to our unaudited consolidated financial statements we discuss various long-term incentive compensation agreements and their impact. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of March 31, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	March 31, 2022
Current accrued compensation	$5,378
Non-current accrued compensation	146
Total liability	$5,524
Projected future expense	596
Total projected future cash outflows	$6,120

Projected Future Cash Outflows
(in thousands)
2022	$5,338
2023	—
2024	—
2025	—
Thereafter	$782

Within "Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives" in the notes to our unaudited consolidated financial statements we discuss the All Risks Long-Term Incentive Plans and their impact. Below we have outlined the liabilities accrued as of March 31, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

All Risks Long-Term Incentive Plan
(in thousands)	March 31, 2022
Current accrued compensation	$94,997
Non-current accrued compensation	—
Total liability	$94,997
Projected future expense	12,717
Total projected future cash outflows	$107,714

Projected Future Cash Outflows
(in thousands)
2022	$107,714
2023	—
2024	—
2025	—
Thereafter	$—

Within "Note 4, Merger and Acquisition Activity" in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of March 31, 2022, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	March 31, 2022
Current accounts payable and accrued liabilities	$15,155
Other non-current liabilities	26,262
Total liability	$41,417
Projected future expense	4,058
Total projected future cash outflows	$45,475

Projected Future Cash Outflows
(in thousands)
2022	$14,637
2023	6,067
2024	—
2025	24,771
Thereafter	$—

For further discussion, see "Note 4, Merger and Acquisition Activity", "Note 8, Leases", "Note 9, Debt", "Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives", and "Note 17, Commitments and Contingencies" of the notes to our unaudited consolidated financial statements.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022. Additionally, the changes to our critical accounting policies and estimates disclosed in the Annual

Report on Form 10-K for the year ended December 31, 2021 are included in "Note 2, Significant Accounting Policies", to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see "Note 2, Significant Accounting Policies" in the notes to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks in the day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the three months ended March 31, 2022, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of March 31, 2022, we had $1,625.3 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to LIBOR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of March 31, 2022, and December 31, 2021, as determined based upon information available.

On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

On April 29, 2022 the Company entered into the Fourth Amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition its Eurocurrency Rate (LIBOR) to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” of our Annual Report on Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Ryan Specialty Group Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 27, 2021).

3.2	Amended and Restated Bylaws of Ryan Specialty Group Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on July 27, 2021).

4.1

Registration Rights Agreement, dated July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 27, 2021).

4.2

Indenture, dated as of February 3, 2022, by and among Ryan Specialty Group, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2022).

4.3	Form of 4.375% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2022)

10.1

Tax Receivable Agreement, dated as of July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 27, 2021).

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty Group, LLC, dated as of September 30, 2021, by and among Ryan Specialty Group, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.3

First Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty Group, LLC, dated as of February 17, 2022, by and among Ryan Specialty Group, LLC and the other signatories party thereto, filed herewith.

10.4

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.5

Indemnification Agreement, by and among Ryan Specialty Group Holdings, Inc. and Patrick G. Ryan, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 27, 2021).

10.6

Director Nomination Agreement, dated as of July 26, 2021, by and among Ryan Specialty Group Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 27, 2021).

10.7

Ryan Specialty Group Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 26, 2021).

10.8

Ryan Specialty Group Holdings, Inc. Form of Nonqualified Stock Option Agreement (Stacking Option) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.9

Ryan Specialty Group Holdings, Inc. Form of Nonqualified Stock Option Agreement (Reload Option) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.10	Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.12

Ryan Specialty Group Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.13

Ryan Specialty Group Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.14	Ryan Specialty Group Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.15	Ryan Specialty Group Holdings, Inc. Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.16	Ryan Specialty Group Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.17	Ryan Specialty Group Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), filed herewith.

10.18

Fourth Amendment to the Credit Agreement, dated April 29, 2022, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty Group, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended March 30, 2021, July 26, 2021, August 13, 2021 and April 29, 2022, filed herewith.

10.19

Amended and Restated Limited Liability Company Operating Agreement of New RSG Holdings, LLC dated as of September 30, 2021, by and among New RSG Holdings, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021)

10.20

First Amendment to the Amended and Restated Limited Liability Company Operating Agreement of New RSG Holdings, LLC dated as of September 30, 2021, by and among New RSG Holdings, LLC and the other signatories party thereto, filed herewith.

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

RYAN SPECIALTY GROUP HOLDINGS, INC. (Registrant)

Date: May 12, 2022	By:	/s/ Jeremiah Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)