Form 10-Q
period 2022-06-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2022-08-12
CIK 1849253

““

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40645

RYAN SPECIALTY HOLDINGS, INC.

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

On August 10, 2022, the Registrant had 259,603,153 shares of common stock outstanding, consisting of 111,715,263 shares of Class A common stock, $0.001 par value, and 147,887,890 shares of Class B common stock, $0.001 par value.

Ryan Specialty Holdings, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, intended use of proceeds, anticipated cost savings relating to the Restructuring Plan (as defined below) and the amount and timing of delivery of annual cost savings, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the COVID-19 pandemic) that may cause actual results to differ materially from those that we expected, including:

•
our failure to develop a succession plan for Patrick G. Ryan or other members of our senior management team, to maintain corporate culture or to recruit and retain revenue producers;
•
the cyclicality of, and the economic conditions in, the markets in which we operate and conditions that result in reduced insurer capacity;
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
•
errors in, or ineffectiveness of, our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers and agents;
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
•
the impact if our MGA or MGU programs are terminated or changed;
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

i

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

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Commonly Used Defined Terms

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:

•
“we,” “us,” “our,” the “Company,” “Ryan Specialty,” and similar references refer: (i) following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including the LLC, and (ii) prior to the completion of the Organizational Transactions, including our IPO, to the LLC and, unless otherwise stated, all of its subsidiaries.
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
•
“Class C Incentive Units”: Class C common incentive units, initially of the LLC on and prior to September 30, 2021 and then subsequently of New LLC, that are subject to vesting and will be exchangeable into LLC Common Units.
•
“Credit Agreement”: The credit agreement, as amended, dated September 1, 2020, among Ryan Specialty, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto.
•
“E&O”: Errors and omissions.
•
“E&S”: Excess and surplus lines. In this insurance market, carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates than does the Admitted market.
•
“Family Group”: (i) In the case of a member of the LLC or a LLC Employee who is an individual, such individual’s spouse, parents and descendants (whether natural or adopted) and any trust or estate planning vehicle or entity solely for the benefit of such individual and/or the individual’s spouse, parents, descendants and/or other relatives, and (ii) in the case of a member of the LLC or a LLC Employee that is a trust, the beneficiary of such trust.
•
“Founder”: Patrick G. Ryan.

•
“Founder Group”: Founder, members of the Founder’s Family Group and Founder’s affiliates.
•
“IPO”: Initial public offering.
•
“LLC”: Ryan Specialty, LLC, together with its parent New LLC, and their subsidiaries.
•
“LLC Common Units”: non-voting common interest units initially of the LLC on and prior to September 30, 2021 and then subsequently of New LLC.
•
“LLC Operating Agreement”: the Seventh Amended and Restated Limited Liability Company Agreement of the LLC
•
“LLC Units”: Class A common units and Class B common units of the LLC prior to the Organizational Transactions.
•
“LLC Unitholders”: holders of the LLC Units or the LLC Common Units, as the context requires.
•
“MGA”: Managing general agent.
•
“MGU”: Managing general underwriter.
•
“New LLC”: New Ryan Specialty, LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Holdings, Inc.
•
“New LLC Operating Agreement”: The Amended and Restated Limited Liability Company Agreement of New LLC.
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
•
“Participation”: Collectively, the Mandatory Participation and the Optional Participation.
•
“Redeemable Preferred Units”: Class B preferred units of the LLC held by Onex prior to the Organizational Transactions.
•
“Restructuring Plan”: Plan to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margins, which was fully actioned by June 30, 2022.
•
“Revolving Credit Facility”: The $600 million senior secured revolving credit facility under our Credit Agreement.
•
“SEC”: The Securities and Exchange Commission.
•
“Specialty”: One of the three Ryan Specialty primary distribution channels, which includes Wholesale Brokerage, Binding Authority, and Underwriting Management.
•
“Stock Option”: A non-qualified stock option award that gives the grantee the option to buy a specified number of shares of Class A common stock at the grant date price.
•
“Tax Receivable Agreement” or “TRA”: The tax receivable agreement entered into in connection with the IPO.
•
“Term Loan”: The senior secured Term Loan B for $1.65 billion in principal amount under our Credit Agreement.
•
“U.S. GAAP”: Accounting principles generally accepted in the United States of America.
•
“Underwriting Management”: Our Underwriting Management Specialty administers a number of MGUs, MGAs, and programs that offer commercial and personal insurance for specific product lines or industry classes. Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as provided by carriers, quoting, binding and issuing policies on behalf of Ryan Specialty’s carrier trading partners which retain the insurance underwriting risk.
•
“Wholesale Brokerage”: Our Wholesale Brokerage Specialty distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

All balances presented in thousands, except share and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Net commissions and fees	$490,227	$389,846	$876,908	$701,190
Fiduciary investment income	1,065	166	1,274	280
Total revenue	$491,292	$390,012	$878,182	$701,470
EXPENSES
Compensation and benefits	310,058	236,801	584,331	451,287
General and administrative	48,495	30,685	90,860	58,230
Amortization	26,233	27,319	52,896	55,113
Depreciation	1,229	1,222	2,440	2,422
Change in contingent consideration	(251)	1,723	(1,260)	2,313
Total operating expenses	$385,764	$297,750	$729,267	$569,365
OPERATING INCOME	$105,528	$92,262	$148,915	$132,105
Interest expense, net	24,846	18,986	46,598	39,031
Loss (income) from equity method investment in related party	16	(353)	558	(434)
Other non-operating loss (income)	(622)	7,890	6,898	29,336
INCOME BEFORE INCOME TAXES	$81,288	$65,739	$94,861	$64,172
Income tax expense	11,168	2,332	6,665	4,566
NET INCOME	$70,120	$63,407	$88,196	$59,606
Net income attributable to non-controlling interests, net of tax	45,619	—	56,784	2,450
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$24,501	$63,407	$31,412	$57,156
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.23	—	$0.30	—
Diluted	$0.22	—	$0.28	—
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	108,054,437	—	107,327,462	—
Diluted	120,204,902	—	264,417,470	—

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

All balances presented in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$70,120	$63,407	$88,196	$59,606
Net income attributable to non-controlling interests, net of tax	45,619	—	56,784	2,450
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$24,501	$63,407	$31,412	$57,156
Other comprehensive income (loss), net of tax:
Gain on interest rate cap, net	127	—	127	—
Foreign currency translation adjustments	(1,186)	796	(1,244)	444
Change in share of equity method investment in related party other comprehensive income (loss)	(554)	—	(1,856)	(738)
Total other comprehensive income (loss), net of tax	$(1,613)	$796	$(2,973)	$(294)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$22,888	$64,203	$28,439	$56,862

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

All balances presented in thousands, except share and per share data

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$866,669	$386,962
Commissions and fees receivable – net	244,753	210,252
Fiduciary cash and receivables	2,817,798	2,390,185
Prepaid incentives – net	7,914	7,726
Other current assets	18,306	15,882
Total current assets	$3,955,440	$3,011,007
NON-CURRENT ASSETS
Goodwill	1,313,366	1,309,267
Other intangible assets	524,808	573,930
Prepaid incentives – net	22,380	25,382
Equity method investment in related party	40,522	45,417
Property and equipment – net	16,039	15,290
Lease right-of-use assets	132,003	84,874
Deferred tax assets	404,235	382,753
Other non-current assets	33,624	10,788
Total non-current assets	$2,486,977	$2,447,701
TOTAL ASSETS	$6,442,417	$5,458,708
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	79,456	99,403
Accrued compensation	394,804	386,301
Operating lease liabilities	18,355	18,783
Tax Receivable Agreement liabilities	7,977	—
Short-term debt and current portion of long-term debt	28,949	23,469
Fiduciary liabilities	2,817,798	2,390,185
Total current liabilities	$3,347,339	$2,918,141
NON-CURRENT LIABILITIES
Accrued compensation	6,619	4,371
Operating lease liabilities	125,249	74,386
Long-term debt	1,955,027	1,566,627
Deferred tax liabilities	666	631
Tax Receivable Agreement liabilities	285,787	272,100
Other non-current liabilities	20,216	27,675
Total non-current liabilities	$2,393,564	$1,945,790
TOTAL LIABILITIES	$5,740,903	$4,863,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 111,206,112 and 109,894,548 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	111	110
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 147,990,243 and 149,162,107 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	148	149
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at June 30, 2022 and December 31, 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	385,908	348,865
Retained earnings (accumulated deficit)	24,348	(7,064)
Accumulated other comprehensive income (loss)	(1,259)	1,714
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$409,256	$343,774
Non-controlling interests	292,258	251,003
Total stockholders' equity	701,514	594,777
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,442,417	$5,458,708

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

All balances presented in thousands

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,196	$59,606
Adjustments to reconcile net income to cash flows provided by (used for) operating activities:
Loss (gain) from equity method investment	558	(434)
Amortization	52,896	55,113
Depreciation	2,440	2,422
Prepaid and deferred compensation expense	18,341	23,035
Non-cash equity-based compensation	43,028	7,595
Amortization of deferred debt issuance costs	5,984	4,748
Amortization of interest rate cap premium	1,159	—
Deferred income tax benefit	(6,866)	(40)
Loss on Tax Receivable Agreement	7,173	—
Change (net of acquisitions) in:
Commissions and fees receivable – net	(33,755)	(29,089)
Accrued interest liability	7,456	333
Other current assets and accrued liabilities	(5,565)	(11,932)
Other non-current assets and accrued liabilities	(16,334)	(3,642)
Total cash flows provided by operating activities	$164,711	$107,715
CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid incentives – repayments	7	3,786
Capital expenditures	(6,797)	(3,941)
Total cash flows used for investing activities	$(6,790)	$(155)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	394,000	—
Payment of interest rate cap premium	(25,500)	—
Repayment of term debt	(8,250)	(8,250)
Deferred offering costs paid	—	(4,191)
Debt issuance costs paid	(2,369)	(1,289)
Finance lease and other costs paid	(18)	(75)
Payment of contingent consideration	(6,241)	—
Purchase of remaining interest in RyanRe	—	(48,368)
Equity repurchases from pre-IPO unitholders	—	(3,880)
Cash distribution to LLC unitholders	(26,222)	(47,039)
Receipt of taxes related to net share settlement of equity awards	1,062	—
Taxes paid related to net share settlement of equity awards	(1,062)	—
Net change in fiduciary liabilities	54,357	93,671
Total cash flows provided by (used in) financing activities	$379,757	$(19,421)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	352	(537)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$538,030	$87,602
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$1,139,661	$895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,677,691	$983,306
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	$866,669	$307,528
Cash held in a fiduciary capacity	$811,022	$675,778
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,677,691	$983,306

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity
Balance at January 1, 2022	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—	—	—
Exchange of common units for common stock	77,261	—	(77,261)	—	—	—	47	—	—	(47)	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(704)	—	—	—	(704)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	—	—	$371,433	$(153)	$354	$252,146	$624,039
Net income	—	—	—	—	—	—	—	24,501	—	45,619	70,120
Issuance of common stock	60,511	—	—	—	—	—	—	—	—	—	—
Exchange of common units for common stock	1,094,603	1	(1,094,603)	(1)	—	—	1,998	—	—	(1,998)	—
Forfeiture of common stock	(12,554)	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(319)	—	—	—	(319)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(7,610)	(7,610)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	(554)	(733)	(1,287)
Gain on interest rate cap, net	—	—	—	—	—	—	—	—	127	169	296
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,186)	(2,319)	(3,505)
Equity-based compensation	—	—	—	—	—	—	12,796	—	—	6,984	19,780
Balance at June 30, 2022	111,206,112	$111	147,990,243	$148	—	$—	$385,908	$24,348	$(1,259)	$292,258	$701,514

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Mezzanine	Members'	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Equity	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity
Balance at January 1, 2021	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income (loss)	—	(6,251)	—	—	—	—	—	—	—	—	—	2,450	(3,801)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accumulation of preferred dividends (% return), net of tax distributions	—	(6,736)	—	—	—	—	—	—	—	—	—	—	(6,736)
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(44,517)	—	—	—	—	—	—	—	—	—	(3,750)	(48,267)
Distributions declared – tax advances	—	(14,236)	—	—	—	—	—	—	—	—	—	—	(14,236)
Repurchases of Class A units	—	(227)	—	—	—	—	—	—	—	—	—	—	(227)
Equity-based compensation	—	4,430	—	—	—	—	—	—	—	—	—	—	4,430
Balance at March 31, 2021	$240,233	$(1,047)	—	$—	—	$—	—	$—	$—	$—	$1,612	$—	$565
Net income (loss)	—	63,407	—	—	—	—	—	—	—	—	—	—	63,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	796	—	796
Accumulation of preferred dividends (% return), net of tax distributions	—	1,073	—	—	—	—	—	—	—	—	—	—	1,073
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(101)	—	—	—	—	—	—	—	—	—		(101)
Distributions declared – tax advances	—	(9,521)	—	—	—	—	—	—	—	—	—	—	(9,521)
Reclassification from preferred units to repurchase payable		(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Repurchases of Class A units	—	(4,398)	—	—	—	—	—	—	—	—	—	—	(4,398)
Equity-based compensation	—	3,165	—	—	—	—	—	—	—	—	—	—	3,165
Balance at June 30, 2021	$240,831	$(23,032)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(20,624)
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Tabular balances presented in thousands, except share and per share data

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Holdings, Inc., (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents and carriers. These services encompass distribution, underwriting, product development, administration and risk management by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. The Company's offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, and Europe.

IPO and Reorganization

The Company was formed as a Delaware corporation on March 5, 2021 for the purpose of completing an IPO and related transactions in order to carry on the business of the LLC. On July 26, 2021, the Company completed its IPO of 65,456,020 shares of Class A common stock, $0.001 par value per share, at an offering price of $23.50 per share. The Company received net proceeds of $1,448.1 million after deducting underwriting discounts, commissions, and other offering costs. The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN.”

New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021 for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New LLC exchanged equity interests in the LLC for LLC Common Units in New LLC, with the intent that New LLC be the new holding company for the LLC interests. At that time the LLC adopted the LLC Operating Agreement and New LLC adopted the New LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New LLC, which became a holding company with its sole material asset being a controlling equity interest in the LLC. The Company will operate and control the business and affairs, and consolidate the financial results, of the LLC through New LLC and, through the LLC, conduct our business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's LLC Common Units on its consolidated financial statements. As of June 30, 2022, the Company owned 42.9% of the outstanding LLC Common Units of New LLC, and New LLC owned 99.9% of the outstanding LLC Common Units of the LLC. The remaining 0.1% of the outstanding LLC Common Units of the LLC were owned by a subsidiary of the Company. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC.”

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

The Company, through our intermediate holding company New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of the LLC. The Company has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant. We determined that the Company is the primary beneficiary of the LLC and the LLC is a VIE. Further, the Company has no contractual requirement to provide financial support to the LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity.

The Organizational Transactions were considered to be transactions between entities under common control. The historical operations of the LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of the LLC prior to the IPO and Organizational Transactions; (ii) the consolidated results of Ryan Specialty Holdings, Inc. and the LLC following the IPO and Organizational Transactions; and (iii) the assets and liabilities of Ryan Specialty Holdings, Inc. and the LLC at their historical cost. No step-up basis of intangible assets or goodwill was recorded.

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

Revision of Previously Issued Financial Statements

During the fourth quarter of 2021, the Company revised the presentation of Cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows in accordance with ASU 2016-18 Statement of Cash Flows. Historically, the Company did not present Cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows, since these funds cannot be used for general purposes and were not considered a source of liquidity for the Company. The Company has since revised its presentation and includes Cash held in a fiduciary capacity as a component of total cash, cash equivalents, and cash held in a fiduciary capacity in the Consolidated Statements of Cash Flows.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99 Materiality and SAB No. 108 Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company concluded the effect of the change was not material to any previously filed interim or annual financial statements. Accordingly, the Company revised the previously reported financial information in this report in the Consolidated Statements of Cash Flows and related disclosures for the unaudited interim period ended June 30, 2021. There was no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets or Consolidated Statements of Mezzanine Equity and Shareholders’/Members’ Equity for any period presented.

	Six Months Ended June 30, 2021
	As Reported	Effect of Change	As Revised
Total cash flows provided by (used for) operating activities	$107,715	—	$107,715
Total cash flows used for investing activities	$(155)	—	$(155)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in fiduciary liabilities	—	93,671	93,671
Other lines	(113,092)	—	(113,092)
Total cash flows provided by (used for) financing activities	$(113,092)	$93,671	$(19,421)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	409	(946)	(537)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$(5,123)	$92,725	$87,602
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$312,651	$583,053	$895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$307,528	$675,778	$983,306

2.
Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022, other than as noted below.

Derivative Instruments and Hedging Activities

The Company utilizes a derivative, namely an interest rate cap, for interest rate risk management purposes. The Company does not hold or issue derivative instruments for trading or speculative purposes. The Company assesses the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. For hedging derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value of the financial instrument in Other comprehensive income. Amounts recorded in Other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The Company amortizes the premium paid for the interest rate cap on a straight-line basis over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income. See Note 13, Derivatives, for further discussion of derivative financial instruments.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, but early adoption is permitted. The Company adopted this standard on January 1, 2022 with no material impact to the consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective through December 31, 2022. The Company adopted this standard during the second quarter of 2022. The adoption of ASU 2020-04 did not have a material impact on the consolidated financial statements or disclosures. See Note 9, Debt, for further information.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wholesale Brokerage	$329,225	$255,959	$574,051	$447,083
Binding Authority	59,751	53,596	122,744	108,641
Underwriting Management	101,251	80,291	180,113	145,466
Total Net commissions and fees	$490,227	$389,846	$876,908	$701,190

Contract Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance as of June 30, 2022 and December 31, 2021 was $7.6 million and $8.8 million, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2.3 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.

4.
Mergers and Acquisitions

The Company accounts for acquisitions as either business combinations or asset acquisitions depending on the facts and circumstances of each acquisition. Transaction costs arising from a business combination are recognized within General and administrative expense in the Consolidated Statements of Income.

There were no acquisitions for the three and six months ended June 30, 2022, and 2021.

2021 Acquisitions

On December 1, 2021, the Company acquired Crouse and Associates Insurance Brokers, Inc. (“Crouse”) for $110.6 million of total consideration. Crouse specializes in transportation, as well as excess and general liability and property and casualty risks, and is headquartered in San Francisco, California.

On December 31, 2021, the Company acquired certain assets of Keystone Risk Partners, LLC (“Keystone”) for $59.8 million of total consideration. Keystone offers a suite of alternative risk insurance solutions, including customized captive insurance and other risk management services, and is headquartered in Media, Pennsylvania.

The consideration above is based on estimates that are preliminary in nature and subject to adjustments. Any necessary adjustments must be finalized during the measurement period, which is limited to one year from the acquisition date. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. During the six months ended June 30, 2022, the Company made measurement period adjustments related to the Crouse acquisition, including an increase of an assumed liability of $1.3 million and an increase in consideration of $3.8 million related to the working capital provisions of the purchase agreement. Collectively, these adjustments resulted in a $5.1 million increase to goodwill as of June 30, 2022.

Contingent Consideration

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

The Company recognizes gains or losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company also recognizes interest expense for accretion of the discount on these liabilities, which is recognized within Interest expense, net on the Consolidated Statements of Income. The table below summarizes the change in contingent consideration and interest expense related to contingent consideration liabilities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in contingent consideration	$(251)	$1,723	$(1,260)	$2,313
Interest expense	425	313	798	399
Total	$174	$2,036	$(462)	$2,712

The current portion of the fair value of contingent consideration was $6.2 million and $14.4 million as of June 30, 2022 and December 31, 2021, respectively, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $20.2 million and $27.6 million as of June 30, 2022 and December 31, 2021, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $72.5 million and $129.2 million as of June 30, 2022 and December 31, 2021, respectively.

5.
Restructuring

During 2020, the Company initiated a restructuring plan in conjunction with the All Risks Acquisition, to reduce costs and increase efficiencies. The restructuring plan was entered into expecting to generate annual savings of $25.0 million and to incur total restructuring costs in the range of $30.0 million to $35.0 million, with run-rate savings expected to be realized by June 30, 2023. The plan involved restructuring costs primarily consisting of employee termination benefits and retention costs. The restructuring plan also included charges for consolidating leased office space, as well as other professional fees. The cumulative restructuring costs incurred since the inception of the program totaled $30.9 million as of June 30, 2022. The plan was fully actioned as of June 30, 2022, with any remaining termination benefits and retention costs expected to be recognized by the end of the current year.

The table below presents the restructuring expense incurred during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation and benefits	$546	$2,162	$704	$8,351
Occupancy and other costs(1)	2,027	883	4,993	1,612
Total	$2,573	$3,045	$5,697	$9,963
(1)
Occupancy and other costs, which include non-cash impairments, are included within General and administrative expenses in the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability from December 31, 2021 through June 30, 2022:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance as of December 31, 2021	$407	$—	$407
Accrued costs	704	2,577	3,281
Payments	(794)	(1,038)	(1,832)
Balance as of June 30, 2022	$317	$1,539	$1,856

6.
Receivables and Other Current Assets

Receivables

The Company had receivables of $244.8 million and $210.3 million outstanding as of June 30, 2022 and December 31, 2021, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a rollforward of the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$2,503	$2,921	$2,508	$2,916
Write-offs	(465)	(1,224)	(520)	(1,553)
Increase in provision	449	1,237	499	1,571
End of period	$2,487	$2,934	$2,487	$2,934

Other Current Assets

Major classes of other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$14,047	$13,434
Service receivables(1)	669	644
Other current receivables	3,590	1,804
Total other current assets	$18,306	$15,882
(1)
Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 18, Related Parties.
7.
Fiduciary Assets and Liabilities

The Company recognizes (i) fiduciary amounts payable to others as Fiduciary liabilities, and (ii) fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables in the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company had Fiduciary cash and receivables and Fiduciary liabilities of $2,817.8 million and $2,390.2 million as of June 30, 2022 and December 31, 2021, respectively.

8.
Leases

The Company has non-cancelable operating leases with various terms through April 2033 primarily for office space and office equipment.

The lease costs for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease costs:
Operating lease cost	$9,283	$6,013	$15,610	$12,109
Finance lease costs:
Amortization of leased assets	7	42	16	85
Interest on lease liabilities	1	1	1	2
Short term lease costs:
Operating lease cost	83	118	279	238
Finance lease costs:
Amortization of leased assets	2	2	4	4
Interest on lease liabilities	1	1	1	1
Sublease income	(106)	(118)	(197)	(179)
Lease cost – net	$9,271	$6,059	$15,714	$12,260

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$12,495	$12,684
Operating cash flows from finance leases			22	91
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			54,359	1,847
Right-of-use assets obtained in exchange for new finance lease liabilities			—	—
Weighted average discount rate (percent)
Operating leases			4.50%	3.73%
Finance leases			3.19%	3.16%
Weighted average remaining lease term (years)
Operating leases			7.4	6.1
Finance leases			2.3	2.4

Supplemental balance sheet information related to Lease right-of-use assets:

	June 30, 2022	December 31, 2021
Right-of-use assets – operating leases – net	$131,928	$84,778
Right-of-use assets – finance leases – net	75	96
Total lease right-of-use assets – net	$132,003	$84,874

Supplemental balance sheet information related to lease liabilities:

	June 30, 2022	December 31, 2021
Current lease liabilities
Operating	$18,355	$18,783
Finance	36	39
Non-current lease liabilities
Operating	125,249	74,386
Finance	39	57
Total lease liabilities	$143,679	$93,265

The estimated future minimum payments of operating and financing leases as of June 30, 2022:

	Finance Leases	Operating Leases
The remainder of 2022	$19	$10,124
2023	37	25,399
2024	18	23,716
2025	4	21,623
2026	—	20,317
Thereafter	—	71,895
Total undiscounted future lease payments	$78	$173,074
Less imputed interest	(3)	(29,470)
Present value lease liabilities	$75	$143,604

Average annual sublease income for the next seven years is $0.3 million. The Company has six leases with inception dates prior to June 30, 2022 that have not yet commenced as of June 30, 2022, for a total future estimated lease liability of $65.6 million.

9.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies the debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	June 30, 2022	December 31, 2021
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00% as of June 30, 2022, LIBOR + 3.00% as of December 31, 2021, matures September 1, 2027	$1,575,141	$1,578,972
Senior Secured Notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	399,269	—
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00% as of June 30, 2022, LIBOR + up to 3.00% as of December 31, 2021, plus commitment fees up to 0.50%, matures July 26, 2026	395	387
Premium financing notes
Commercial notes, periodic interest and principal payments, 2.49%, expire June 1, 2023	4,614	—
Commercial notes, periodic interest and principal payments, 1.66%, expired June 1, 2022	—	1,656
Commercial notes, periodic interest and principal payments, 1.66%, expire July 15, 2022	—	745
Commercial notes, periodic interest and principal payments, 1.66%, expire July 21, 2022	—	3,973
Finance lease obligation	75	96
Units subject to mandatory redemption	4,482	4,267
Total debt	$1,983,976	$1,590,096
Less current portion	(28,949)	(23,469)
Long term debt	$1,955,027	$1,566,627

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of June 30, 2022, $1,621.1 million of the principal was outstanding and $0.2 million of interest was accrued. As of December 31, 2021, $1,629.4 million of the principal was outstanding and $0.2 million of interest was accrued. Unamortized deferred issuance costs on the Term Loan were $46.2 million and $50.6 million as of June 30, 2022 and December 31, 2021, respectively.

Revolving Credit Facility

As the Revolving Credit Facility had not been drawn on as of June 30, 2022, the deferred issuance costs related to the facility are included in Other non-current assets in the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. The Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility as of June 30, 2022 and December 31, 2021, which was included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

Transition from LIBOR to SOFR

On April 29, 2022, the Company entered into a fourth amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition from using the Eurocurrency Rate (LIBOR) to a benchmark replacement of Adjusted Term SOFR plus a credit spread adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively. As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2020-04 in the second quarter of 2022. The Company has elected the expedient that allows for this contract modification to be treated as not substantial and to account for any related changes on a prospective basis from the modification date.

Senior Secured Notes

On February 3, 2022, the LLC issued $400.0 million of senior secured notes. The notes have a 4.38% interest rate and will mature on February 1, 2030. As of June 30, 2022, unamortized deferred issuance costs and discount were $7.9 million and the Company accrued $7.2 million of interest related to these notes.

10.
Stockholders' and Members' Equity

The LLC Equity Structure

Prior to the Organizational Transactions and the IPO, the LLC had issued and outstanding Class A common units, Class B common units, preferred units, and Redeemable Preferred Units. As part of the Organizational Transactions, the Class A common units and the Class B common units were exchanged for LLC Common Units. Substantially concurrent with the IPO, the LLC repurchased preferred units from the Founder Group for $78.3 million, which reflected the par value of $75.0 million plus unpaid accrued preferred dividends.

Redeemable Preferred Units

Prior to the Organizational Transactions and IPO, the Company had 260,000,000 Redeemable Preferred Units issued and outstanding. As defined in the related purchase agreements with Onex (the “Onex Purchase Agreements”), the Company had the option, but not the requirement, to repurchase up to 100% of the 260,000,000 Redeemable Preferred Units issued to Onex. If the option was exercised before the fifth anniversary of each issuance, the redemption price would be subject to a make-whole provision set forth in the terms of the Onex Purchase Agreements. Additionally, the Onex Purchase Agreements required a redemption (“Mandatory Redemption”) of the Redeemable Preferred Units upon the occurrence of a realization event, which included a Qualified Public Offering (as defined in the Onex Purchase Agreement). Where a Mandatory Redemption was required prior to the fifth anniversary of an issuance, the redemption price was subject to a make-whole provision. The Company determined that the Mandatory Redemption feature must be accounted for separately from the Redeemable Preferred Units’ par value as a derivative liability in accordance with ASC 815 Derivatives and Hedging. These embedded derivatives were accounted for on a combined basis separately from the Redeemable Preferred Units and were recorded at fair value. See Note 13, Derivatives and Note 16, Fair Value Measurements for further information.

As part of the Organizational Transactions, the Company acquired the entity (the “Preferred Blocker Entity”) through which Onex held its preferred unit interest in the LLC. The 260,000,000 Redeemable Preferred Units of the LLC owned by the Preferred Blocker Entity were converted through a series of transactions to LLC Common Units immediately after the acquisition. As the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision to Onex, there were no amounts outstanding related to the Redeemable Preferred Units in the Consolidated Balance Sheets as of June 30, 2022 or December 31, 2021.

Ryan Specialty Holdings, Inc. Equity Structure

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

The Company’s amended and restated certificate of incorporation and the New LLC Operating Agreement require that the Company and the LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Common Units owned by the Company, except as otherwise determined by the Company.

Class A and Class B Common Stock

Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is initially entitled to 10 votes per share and, upon the occurrence of certain events as set forth in the Company’s amended and restated certificate of incorporation, shall be entitled to one vote per share. All holders of Class A common stock and Class B common stock vote together as a single class except as otherwise required by applicable law or our amended and restated certificate of incorporation.

In accordance with the New LLC Operating Agreement, the LLC Unitholders will be entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders will also be required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled.

Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.

Class X Common Stock

As part of the Organizational Transactions, the Company acquired the Common Blocker Entity (i.e. the entity through which Onex held its Class B common unit interest in the LLC). Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for shares of Class A common stock and a right to participate in the TRA. The Company issued shares of Class X common stock to Onex, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. The shares of Class X common stock have no economic or voting rights. There were no shares of Class X common stock outstanding as of June 30, 2022 or December 31, 2021.

Preferred Stock

There were no shares of preferred stock outstanding as of June 30, 2022 or December 31, 2021. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of June 30, 2022 or December 31, 2021.

Non-controlling Interest

In connection with the IPO and the Organizational Transactions, the Company became the sole managing member of the LLC. As a result, the Company began consolidating the LLC in its consolidated financial statements, resulting in a non-controlling interest related to the LLC Common Units not held by the Company on the consolidated financial statements. The non-controlling interest previously recognized in the LLC's historical consolidated financial statements represented the LLC's equity interests in an underlying subsidiary. As of June 30, 2022 and December 31, 2021, the Company owned 42.9% of the economic interests of the LLC, while the non-controlling interest holders owned the remaining 57.1% of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 57.8% and 57.7% for the three and six months ended June 30, 2022, respectively.

11.
Equity-based Compensation

Substantially concurrent with the IPO, the Company's Board of Directors adopted the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for potential grants of the following awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) performance awards, (v) other stock-based awards, (vi) other cash-based awards, and (vii) analogous equity awards made in equity of the LLC.

IPO-related Awards

As a result of the Organizational Transactions, pre-IPO holders of the LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units, collectively, the “Replacement Awards.” The reload awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

The Restricted Stock and Restricted Common Units are referred to as “restricted” due to the transfer restriction on all Restricted Stock and Restricted Common Units awarded to employees. The transfer restrictions apply on a non-linear schedule for the five year period following the IPO. As these restrictions lift based on the passage of time, Restricted Stock and Restricted Common Units will be referred to as Class A common stock and LLC Common Units, respectively.

Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units (“RSUs”), (ii) Staking Options, (iii) Restricted LLC Units (“RLUs”), or (iv) Staking Class C Incentive Units. The terms of these awards are described below. All awards granted as part of the Organizational Transactions and the IPO are subject to the transfer restrictions.

Equity-Based Awards Modification

As noted above, as a result of the Organizational Transactions and the IPO, pre-IPO holders of LLC Class A common units exchanged their units for the Replacement Awards. This exchange was considered a modification as of the IPO date as a result of the change in terms and conditions of the existing awards and the issuance of new options and profits interests that have different vesting schedules than the exchanged awards. This modification resulted in the re-measurement of the awards in accordance with ASC 718. Total compensation cost recognized for the modified awards equaled the grant date fair value from the pre-IPO grants, plus any incremental compensation cost measured at the modification date (i.e. the IPO date). The modification impacted approximately 380 employees.

The incremental compensation expense arising from the modification is primarily driven by the right to future TRA payments as a result of the Organizational Transactions, as well as the TRA Alternative Payments, offset by the existence of new transfer restrictions that extend beyond vesting dates. The TRA provides for the potential, future payment to certain LLC Unitholders of tax benefits realized by the Company. The right to these potential future payments is considered in the calculation of the fair value of the Restricted Common Units and Reload Class C Incentive Units granted to employees. Additionally, those employees who exchanged their granted units into Restricted Stock received a one-time lump sum TRA Alternative Payment in an aggregate amount of $37.6 million. These one-time cash payments were paid upon the closing of the IPO on July 26, 2021. The cash payments were treated as a cash settlement of a portion of the existing awards and, therefore, included in the post-IPO value for determining the incremental expense in the modification. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation allocated on a relative fair value basis of the awards over the remaining service periods.

Incentive Awards

As part of the Company's annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, or (iv) Stock Options.

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

	Six Months Ended June 30, 2022
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,222,634	$21.15
Granted	—	—
Vested	617,160	21.15
Forfeited	12,554	21.15
Unvested at end of period	2,592,920	$21.15

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

	Six Months Ended June 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	4,330,104	$22.95
Granted	—	—
Vested	52,023	22.42
Forfeited	55,877	22.42
Unvested at end of period	4,222,204	$22.94

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

	Six Months Ended June 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	828,524	34.54
Vested	—	—
Forfeited	1,453	34.39
Unvested at end of period	827,071	$34.54

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

	Six Months Ended June 30, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,592,319	$23.50
Granted	—	—
Exercised	—	—
Forfeited	25,999	23.50
Unvested at end of period	4,566,320	$23.50

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

	Six Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	175,222	34.39
Exercised	—	—
Forfeited	—	—
Unvested at end of period	175,222	$34.39

The fair value of Incentive Options granted during the six months ended June 30, 2022 was determined using the Black-Scholes option pricing model with the following assumption ranges:

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

The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows as of June 30, 2022:

June 30, 2022
Aggregate intrinsic value ($ in thousands)
Reload Options outstanding	$71,646
Reload Options exercisable	—
Staking Options outstanding	$1,046
Staking Options exercisable	—
Incentive Options outstanding	$841
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years)
Reload Options outstanding	9.1
Reload Options exercisable	—
Staking Options outstanding	10.1
Staking Options exercisable	—
Incentive Options outstanding	9.7
Incentive Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years. Restricted Common Unit activity for the period was as follows:

	Six Months Ended June 30, 2022
	Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	5,743,520	$23.84
Granted	—	—
Vested	1,943,249	23.84
Forfeited	—	—
Unvested at end of period	3,800,271	$23.84

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

	Six Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
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

Non-Employee Director Stock Grants

Starting in 2022, the Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are vested immediately upon grant. During the six months ended June 30, 2022, the Company granted 53,159 Director Stock Grants. The Company recognized $0.1 million and $1.6 million of expense related to the Director Stock Grants during the three and six months ended June 30, 2022, respectively.

Profit Sharing Contribution

In March 2022, the Company made a discretionary profit sharing contribution of 75,026 shares of Class A common stock, collectively, to certain employees' defined contribution retirement benefit plan accounts. The Company recognized $2.6 million of expense related to the profit sharing contribution during the six months ended June 30, 2022.

Equity-Based Compensation Expense

As of June 30, 2022, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period is as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$12,920	1.5
IPO RSUs	66,934	4.8
Incentive RSUs	26,019	2.9
Reload Options	5,758	2.3
Staking Options	441	6.4
Incentive Options	1,895	3.8
Restricted Common Units	11,584	1.0
IPO RLUs	31,787	6.2
Incentive RLUs	4,293	1.9
Reload Class C Incentive Units	7,553	2.8
Staking Class C Incentive Units	19,637	5.5
Class C Incentive Units	5,394	5.5
Total unrecognized equity-based compensation expense	$194,215

The following table includes the equity-based compensation expense the Company realized in the three and six months ended June 30, 2022 by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of June 30, 2022 in the same view. A similar view has not been presented for the three and six months ended June 30, 2021 as all equity based-compensation expense was related to legacy LLC equity.

	Recognized		Unrecognized
	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022	As of June 30, 2022
IPO awards
IPO RSUs and Staking Options	$6,115	$13,007	$67,375
IPO RLUs and Staking Class C Incentive Units	3,359	6,682	51,424
Incremental Restricted Stock and Reload Options	1,841	3,926	12,218
Incremental Restricted Common Units and Reload Class C Incentive Units	2,789	6,934	16,241
Pre-IPO incentive awards
Restricted Stock	1,383	2,802	6,460
Restricted Common Units	861	1,738	2,896
Post-IPO incentive awards
Incentive RSUs	2,211	2,550	26,019
Incentive RLUs	676	780	4,293
Incentive Options	132	152	1,895
Class C Incentive Units	275	317	5,394
Other expense
Director Stock Grants	138	1,560	N/A
Profit Sharing Contribution	—	2,580	N/A
Total equity-based compensation expense	$19,780	$43,028	$194,215

The Company recognized equity-based compensation expense of $19.8 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company recognized equity-based compensation expense of $43.0 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively

12.
Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company's calculation.

Prior to the IPO, the LLC equity structure included preferred units, Class A common units, and Class B common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2021.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net income	$70,120	$88,196
Net income attributable to non-controlling interests	45,619	56,784
Net income attributable to Ryan Specialty Holdings, Inc.	$24,501	$31,412
Numerator:
Net income attributable to Class A common shareholders	$24,501	$31,412
Add: Income attributed to substantively vested RSUs	387	372
Net income attributable to Class A common shareholders- basic	24,888	31,784
Add: Income attributed to dilutive shares	1,544	41,942
Net income attributable to Class A common shareholders- diluted	$26,432	$73,726
Denominator:
Weighted-average shares of Class A common stock outstanding- basic	108,054,437	107,327,462
Add: Dilutive shares	12,150,465	157,090,008
Weighted-average shares of Class A common stock outstanding- diluted	120,204,902	264,417,470
Earnings per Share:
Earnings per share of Class A common stock- basic	$0.23	$0.30
Earnings per share of Class A common stock- diluted	$0.22	$0.28

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Incentive Options	175,222	175,222
Class C Incentive Units	300,000	300,000
Conversion of non-controlling interest LLC Common Units (1)	144,495,397	—

(1)Weighted average shares outstanding for the three months ended June 30, 2022.

13.
Derivatives

Redeemable Preferred Units Embedded Derivatives

As discussed in Note 10, Stockholders' and Members' Equity, the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision related to the Redeemable Preferred Units to Onex. Consequently, the embedded derivatives related to the make-whole provision were no longer outstanding as of June 30, 2022. The Company recognized $8.0 million and $20.6 million of loss related to the Redeemable Preferred Units embedded derivatives during the three and six months ended June 30, 2021. The losses were recognized in Other non-operating loss (income) within the Consolidated Statements of Income. The Company recognized the $20.6 million of loss related to the six months ended June 30, 2021 in Other current assets and accrued liabilities on the Consolidated Statements of Cash Flows.

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. As of June 30, 2022, the fair value of the interest rate cap was $24.6 million, which is included in Other non-current assets on the Consolidated Balance Sheets. The Company formally designated the interest rate cap as a cash flow hedge. At June 30, 2022, the interest rate cap agreement was determined to be an effective hedge. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument. The premium amortization was recognized in Interest expense, net on the Consolidated Statements of Income. The $0.3 million difference between the $0.9 million change in fair value of the interest rate cap and the $1.2 million of premium amortization was recognized in Other comprehensive income (loss) for the three and six months ended June 30, 2022. The Company recognized the $0.9 million change in fair value in Other non-current assets and accrued liabilities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

14.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the “Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year. The Company recognized expense related to discretionary matching contributions in the amount of $4.2 million and $3.6 million during the three months ended June 30, 2022 and 2021, respectively, and $10.4 million and $7.1 million during the six months ended June 30, 2022 and 2021, respectively.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income and Current and Non-current Accrued compensation in the Consolidated Balance Sheets. As of June 30, 2022, $1.7 million and $6.4 million were included in Current Accrued compensation and Non-current Accrued compensation, respectively. As of December 31, 2021, $4.2 million was included in Non-current Accrued compensation in the Consolidated Balance Sheets.

Long-Term Incentive Compensation Agreements

The Company has entered into certain long-term incentive agreements whereby, at the end of a service period, employees are awarded cash according to specified formulas, typically associated with an acquisition. The Company recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout. The Company recognized compensation expense of $0.0 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $1.0 million related to these awards for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, $0.0 million and $0.2 million related to such agreements was included within Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets. As of December 31, 2021, $5.2 million and $0.2 million related to such agreements was included in Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets.

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

On August 10, 2021, the Company's Board of Directors elected to terminate the ARL long-term incentive plans. The decision to terminate the plans did not change the value of, or entitlements to, any benefits thereunder. The benefits accrued under these plans are required to be paid within twelve months of the termination date, subject to participants meeting service conditions, thereby accelerating certain payments.

Of the expense related to post-combination services, after forfeitures of $2.9 million, the Company recognized $14.7 million and $17.5 million related to these awards for the six months ended June 30, 2022 and 2021, respectively, with the remaining expense of $5.1 million to be recognized in the third quarter of 2022. $7.1 million and $8.6 million of expense was recognized during the three months ended June 30, 2022 and 2021, respectively. The related expense is recognized in Compensation and benefits in the Consolidated Statements of Income. The Company made cash payments of $4.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, with the remaining cash balance of $106.7 million to be paid in the third quarter of 2022. The LTIP accrual was $101.6 million and $91.0 million as of June 30, 2022 and December 31, 2021, respectively. The liability for these awards is recognized in Current Accrued compensation in the Consolidated Balance Sheets.

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

The aggregate balance of forgivable notes was $27.6 million and $31.2 million as of June 30, 2022 and December 31, 2021, respectively. This balance is included within Current and Non-current Prepaid incentives - net in the Company’s Consolidated Balance Sheets. The amortization expense associated with the forgiveness of the principal amount of the notes and accrued interest is recorded within Compensation and benefits within the Consolidated Statements of Income over the related service periods, which is consistent with the term of the notes. The Company recognized expense related to the forgivable notes of $1.8 million and $1.6 million during the three months ended June 30, 2022 and 2021, respectively, and $3.5 million and $3.7 million during the six months ended June 30, 2022 and 2021, respectively. As of the end of 2020, the Company no longer issues forgivable notes as employee incentives.

15.
Variable Interest Entities

Ryan Specialty Holdings Inc. is a holding company and the sole managing member of the LLC. The Company's principal asset is a controlling equity interest in the LLC. The Company considers itself the primary beneficiary of the LLC as the Company has both the power to direct the activities that most significantly impact the LLC’s economic performance and is expected to receive benefits that are significant to the Company. As the primary beneficiary of the LLC, the Company consolidates the results and operations of the LLC for financial reporting purposes under the variable interest consolidation model guidance in ASC 810 Consolidations. The Company's relationship with the LLC results in no recourse to the general credit of the Company. Further, the Company has no contractual requirement to provide financial support to the LLC. The Company shares in the income and losses of the LLC in direct proportion to the Company's ownership percentage.

The Company’s financial position, financial performance and cash flows effectively represent those of the LLC as of and for the period ended June 30, 2022, with the exception of Cash and cash equivalents of $18.7 million, Accounts payable and accrued liabilities of $9.2 million, the entire balance of the Tax Receivable Agreement liabilities of $293.8 million and Deferred tax assets of $404.3 million on the Consolidated Balance Sheets, which are attributable solely to the Company. As of December 31, 2021, the Tax Receivable Agreement liabilities of $272.1 million and $382.8 million of the Deferred tax assets on the Consolidated Balance Sheet were attributable solely to the Company.

16.
Fair Value Measurements

Accounting standards establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:

Level 1. Observable inputs such as quoted prices for identical assets in active markets.

Level 2. Inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly.

Level 3. Unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level of input that is significant to the fair value measure in its entirety.

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, and other accrued liabilities as of June 30, 2022 and December 31, 2021 approximate fair value because of the short-term duration of these instruments.

Derivative Instruments

Redeemable Preferred Units

In prior periods, the fair value of the combined embedded derivatives on the Redeemable Preferred Units was based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which was a Level 3 fair value measurement. In determining the fair value, the Company historically estimated the likelihood of a Realization Event based on discussions with management, then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. Changes in the timing and likelihood of a Realization Event and/or the discount rates used resulted in a change in the fair value of recorded embedded derivative obligations. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex of the make-whole provision, there are no further amounts outstanding.

Interest Rate Cap

The Company uses an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan. The fair value of the interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the Company’s derivative financial instruments reported at fair value are considered Level 2.

Contingent Consideration

The fair value of these contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA which are then run through a series of simulations. The risk-free rates, expected volatility, and credit spread used in the models range from 1.73% to 2.92%, 15.0% to 47.5% and 6.0% to 6.2%, respectively, for the period ended June 30, 2022. As of December 31, 2021, the risk-free rates, expected volatility, and credit spread used in the models ranged from 0.06% to 0.85%, 15.0% to 35.0%, and 2.3% to 3.2%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates generally range from 5.3% to 14.8% for the acquisitions.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgements could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 4, Mergers and Acquisitions, for further information on contingent consideration.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$24,637	$—	$—	$—	$—
Liabilities:
Debt (1)	$1,928,124	$—	$—	$1,631,412	$—	$—
Contingent purchase consideration	—	—	26,357	—	—	42,053
Total assets and liabilities measured at fair value	$1,928,124	$24,637	$26,357	$1,631,412	$—	$42,053

(1) As of June 30, 2022, this represents the Term Loan and Senior Secured Notes. As of December 31, 2021, only the Term Loan was outstanding. See Note 9, Debt.

There were no assets or liabilities that were transferred between fair value hierarchy levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	June 30, 2022	June 30, 2021
	Contingent Purchase Consideration	Make-Whole Provision on Redeemable Preferred Units	Contingent Purchase Consideration	Total
Balance at beginning of period	$42,053	$30,423	$22,096	$52,519
Total (gains) losses included in earnings	(462)	20,612	2,712	23,324
Settlements	(15,234)	—	(2,673)	(2,673)
Balance at end of period	$26,357	$51,035	$22,135	$73,170

During the six months ended June 30, 2022 and 2021, there were no purchases, issues, sales, or transfers related to fair value measurements. During the six months ended June 30, 2022, the $9.0 million and $6.2 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. The $2.7 million settlement of contingent consideration in the six months ended June 30, 2021 is presented in the operating section of the Consolidated Statements of Cash Flows.

17.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an excess and surplus lines and admitted markets intermediary, and in addition to ordinary course of business E&O exposure, the Company has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, the Company from time to time seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.

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

The reserve for these and other non-E&O claims and business accommodations in the Consolidated Balance Sheets is above the lower end of the most recently determined range. Reserves of $3.7 million and $2.7 million were held for outstanding matters as of June 30, 2022 and December 31, 2021, respectively. The Company recognized $1.3 million and $0.4 million of expense for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

18.
Related Parties

The Company has entered into various transactions and agreements with the LLC, its subsidiaries, certain other affiliates and related parties (collectively, “Related Parties”).

Ryan Re and Geneva Re

Ryan Re

Ryan Re was designed in 2018 to incubate a new reinsurance underwriting service offering. On June 13, 2019, Ryan Re was contributed to Geneva Ryan Holdings, LLC (“GRH”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan and other affiliated investors. One affiliated investor is an LLC Unitholder and a director of the Company, and another is an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment or variable interest in this entity. On June 13, 2019, the Company acquired a controlling interest of 47% of the common units in Ryan Re from GRH with a $1 par value for $4.70 and was appointed the Managing Member of Ryan Re. GRH retained a 53% interest in this entity.

On March 31, 2021, GRH distributed a portion of its interest in Ryan Re to the two investors affiliated with Ryan Specialty. The Company subsequently acquired the remaining 53% of the common units in Ryan Re from GRH and the two affiliated investors with a $1 par value for total consideration of $48.4 million. The valuation of the outstanding interest in Ryan Re was determined by an unrelated third party. Upon the Company acquiring the remaining 53% of common units, Ryan Re became a wholly owned subsidiary of the Company. The non-controlling interest presented on the Consolidated Statements of Income for the six months ended June 30, 2021 relates to Ryan Re prior to it becoming a wholly owned subsidiary.

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

On January 1, 2021, the Company entered into a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.7 million and $0.5 million due from Geneva Re under this agreement as of June 30, 2022 and December 31, 2021, respectively.

Ryan Re Services Agreement with Geneva Re and Nationwide

Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, was $1.5 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from a third-party service provider called Executive Jet Management (“EJM”). Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations, which include EJM chartering to third parties, for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of the aircraft of $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Consulting Arrangement with a Director

We have contracted with Michael O’Halleran, a director of the Company, to provide consulting services. Mr. O’Halleran receives less than $0.1 million on a quarterly basis. Mr. O’Halleran’s compensation under the consulting agreement of $0.2 million annually is based on external market practices of similar positions for consultants or employees who are not members of the Board of Directors.

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

19.
Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes with respect to its allocable share of any net taxable income from the LLC. The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiary. For the periods presented prior to the Organizational Transactions and IPO, the reported income taxes represent those of the LLC.

The Company’s effective tax rate from continuing operations was 13.74% and 3.55% for the three months ended June 30, 2022 and 2021, respectively, and 7.03% and 7.12% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 is significantly different from the 21% statutory rate primarily as a result of income attributable to the non-controlling interest. The effective tax rate for the six months ended June 30, 2022 is significantly different from the 21% statutory rate primarily as a result of the changes in state tax rates and the income attributable to the non-controlling interest. The quarterly effective tax rates for the three and six months ended June 30, 2021 are significantly different from the 21% statutory tax rate primarily because the Company was taxed as an LLC pre-IPO.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2022, that if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets of $404.2 million and $382.8 million as of June 30, 2022 and December 31, 2021, respectively, and Deferred tax liabilities of $0.7 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively, on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the six months ended June 30, 2022 was primarily related to an increase of $9.8 million for changes in the state tax rates, which resulted in a tax benefit on the Consolidated Statements of Income, and an increase of $15.4 million due to exchanges of LLC Common Units, which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity.

As of June 30, 2022, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

Tax Receivable Agreement (TRA)

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company to the current and certain former LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including certain tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $293.8 million related to these benefits on the Consolidated Balance Sheets as of June 30, 2022. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	9,897	1,435	3,159	14,491
Remeasurement - change in state rate	2,884	1,759	2,530	7,173
Balance at June 30, 2022	$149,485	$86,583	$57,696	$293,764

During the six months ended June 30, 2022, the TRA liabilities increased $14.5 million due to an exchange of LLC Common Units for Class A common stock, which resulted in a decrease to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity. During the same period, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.2 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.65%. The change was recognized in Other non-operating loss on the Consolidated Statements of Income.

20.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest	$32,050	$32,518
Income taxes	5,179	5,897
Non-cash investing and financing activities:
Accretion of premium on mezzanine equity	$—	$1,196
Accumulated deficit due to accretion of premium on mezzanine equity	—	(1,196)
Repurchase of LLC Units	—	(745)
Issuance of unsecured promissory note	—	745

21.
Subsequent Events

The Company has evaluated subsequent events through August 12, 2022 and has concluded that no events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 16, 2022. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and six months ended June 30, 2022 and 2021 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Overview

Founded by Patrick G. Ryan in 2010, we are a service provider of specialty products and solutions for insurance brokers, agents, and carriers. We provide distribution, underwriting, product development, administration, and risk management services by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents, and carriers.

For retail insurance agents and brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite, and service these same types of risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions, and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Significant Events and Transactions

Effects of the Reorganization on Our Corporate Structure

We were incorporated in March 2021 and formed for the purpose of the IPO. We are a holding company and our sole material asset is a controlling equity interest in New LLC, which is also a holding company and its sole material asset is a controlling equity interest in the LLC. The Company operates and controls the business and affairs of, and consolidates the financial results of, the LLC through New LLC. We conduct our business through the LLC. As the LLC is substantively the same as New LLC, for the purpose of this discussion, we will refer to both New LLC and the LLC as the “LLC.”

The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiary. After the IPO, the LLC continues to be treated as a pass-through entity for U.S. federal and state income tax purposes. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of the LLC and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations and we will be required to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot estimate the likely tax benefits we will realize as a result of future LLC Common Unit exchanges, and the resulting amounts we are likely to pay out to LLC Unitholders pursuant to the Tax Receivable Agreement; however, we estimate that such tax benefits and the related TRA payments may be substantial. We intend to cause the LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

Response to COVID-19

An outbreak of a novel strain of the coronavirus, COVID-19, was recognized as a pandemic by the World Health Organization on March 11, 2020. Our leadership took decisive, timely steps to protect the health, safety, and wellbeing of our employees, their families, and trading partners by closing nearly all in-office operations, restricting business travel, and transitioning to a remote work environment. The investments we made in our culture, trading partner relationships, business, technology and IT team members allowed for a seamless transition to a remote work environment. Due to the success of our remote work operations during the pandemic, we have implemented remote work flexibility into our operating model as we now have largely resumed our office operations.

While the pandemic has had a significant detrimental effect on numerous segments of the global economy, it provided opportunities for many aspects of our Wholesale Brokerage, Binding Authority, and Underwriting Management Specialties. We believe the pandemic resulted in an increased flow of submissions into the E&S market and a further hardening of E&S insurance rates (which had already been happening since 2019), thereby yielding higher premiums.

Highlighting the resilience of our business, the dedication of our workforce, and the E&S market opportunities created by the pandemic, in 2020 we completed the All Risks Acquisition (the largest in our history), made substantial progress on our integration of All Risks and the Restructuring Plan (as discussed below), and realized 20.4% organic revenue growth, all in the midst of the pandemic. We managed to sustain this resilience in 2021 and through the second quarter of 2022 through the continued advancement of the integration and Restructuring Plan. For the year ended December 31, 2021 we realized 40.7% revenue growth and 22.4% Organic revenue growth. For the six months ended June 30, 2022 we realized 25.2% revenue growth and 21.3% Organic revenue growth.

While we believe our business and operations have thus far performed at a high level of efficiency and achieved historic results throughout the pandemic, there are no comparable recent events which may provide guidance as to the ultimate effect of the spread of COVID-19 and a global pandemic. As a result, the final impact of the pandemic or a similar health epidemic remains uncertain, particularly if new variants of the virus continue to develop, vaccines and boosters are not distributed at a suitable pace or prove less effective than anticipated, the global economy does not recover as expected, especially in light of current inflationary trends and/or the pandemic otherwise continues beyond current expectations. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for a discussion of the risks related to the COVID-19 pandemic.

2020 Restructuring Plan

During the third quarter of 2020 and in conjunction with the All Risks Acquisition, we initiated the Restructuring Plan in an effort to reduce costs and increase efficiencies, streamline management reporting structures, and centralize functions across the Company to improve operating margin. The Restructuring Plan was initially expected to generate annual savings of $25.0 million and be fully actioned by June 30, 2022. The Restructuring Plan was initially expected to incur cumulative one-time charges of between $30.0 million and $35.0 million, funded through operating cash flow. Initial savings began to materialize in 2020 with the full run-rate savings expected to be realized by June 30, 2023. As of June 30, 2022, we have completed the Restructuring Plan and we achieved $29.4 million of expected annual savings, over 90% of which relate to a reduction in workforce with the remaining related to lease and contract terminations, with cumulative one-time charges totaling $30.9 million. We expect to incur minimal remaining termination benefits and retention costs associated with the Restructuring Plan by the end of the year. Restructuring costs were primarily included in Compensation and benefits expense with the remaining costs in General and administrative expense. See "Note 5, Restructuring" of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the Restructuring Plan in the third quarter of 2020. For the three and six months ended June 30, 2022, we incurred restructuring costs of $2.6 million and $5.7 million, respectively, and cumulative restructuring costs of $30.9 million since the inception of the plan. These costs are offset by realized savings of approximately $7.3 million and $14.1 million for the three and six months ended June 30, 2022, respectively. Of the cumulative $30.9 million costs, $20.8 million was workforce-related with the remaining being general and administrative costs.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product and service capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product capabilities or provide us access to new markets. We have previously made, and intend to continue to make, acquisitions with the objective of enhancing our human capital and product capabilities, entering natural adjacencies, and expanding our geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any significant acquisitions at this time.

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2021, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 22.4%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, competition, pricing, economic conditions, and spending on our product offerings.

Build our National Binding Authority Business

We believe there is substantial opportunity to continue to grow our Binding Authority Specialty, as we believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market. Our ability to grow our Binding Authority Specialty is dependent upon a number of factors, including the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings, and the growth in demand of the insurance products.

Invest in Operation and Growth

We have invested heavily in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue to do so. We are focused on enhancing the breadth of our product offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products to both new and existing trading partners.

Generate Commission Regardless of the State of the Specialty Insurance Market

We earn commissions, which are calculated as a percentage of the total insurance policy premium, and fees. Changes in the insurance market or specialty lines that are our focus, characterized by a period of increasing (or declining) premium rates, could positively (or negatively) impact our profitability.

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued with 21 named storms during the 2021 Atlantic hurricane season producing estimated damages of more than $70 billion, over 7.8 million acres burned through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms with these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

Address Costs of Being a Public Company

As we are in the early stages of our operation as a public company, we will continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We have incurred new expenses as a public company, including public reporting obligations, additional headcount, increased professional fees for accounting, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees, franchise taxes and insurance expenses.

Summary of Financial Performance Highlights

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%	2022	2021	$	%
GAAP financial measures
Total revenue	$491,292	$390,012	$101,280	26.0%	$878,182	$701,470	$176,712	25.2%
Compensation and benefits	310,058	236,801	73,257	30.9	584,331	451,287	133,044	29.5
General and administrative	48,495	30,685	17,810	58.0	90,860	58,230	32,630	56.0
Total operating expenses	385,764	297,750	88,014	29.6	729,267	569,365	159,902	28.1
Operating income	105,528	92,262	13,266	14.4	148,915	132,105	16,810	12.7
Net income	70,120	63,407	6,713	10.6	88,196	59,606	28,590	48.0
Net income attributable to Ryan Specialty Holdings, Inc.	24,501	63,407	(38,906)	(61.4)	31,412	57,156	(25,744)	(45.0)
Compensation and benefits expense ratio (1)	63.1%	60.7%			66.5%	64.3%
General and administrative expense ratio (2)	9.9%	7.9%			10.3%	8.3%
Net income margin	14.3%	16.3%			10.0%	8.5%
Earnings per share (3)	$0.23				$0.30
Diluted earnings per share (3)	$0.22				$0.28
Non-GAAP financial measures*
Organic revenue growth rate	22.3%	28.5%			21.3%	23.9%
Adjusted compensation and benefits expense	$280,827	$220,495	$60,332	27.4%	$522,157	$412,862	$109,295	26.5%
Adjusted compensation and benefits expense ratio	57.2%	56.5%			59.5%	58.9%
Adjusted general and administrative expense	$44,390	$29,030	$15,360	52.9%	$82,690	$53,717	$28,973	53.9%
Adjusted general and administrative expense ratio	9.0%	7.4%			9.4%	7.7%
Adjusted EBITDAC	$166,075	$140,487	$25,588	18.2%	$273,335	$234,891	$38,444	16.4%
Adjusted EBITDAC margin	33.8%	36.0%			31.1%	33.5%
Adjusted net income	$106,449	$92,275	$14,174	15.4%	$171,214	$149,405	$21,809	14.6%
Adjusted net income margin	21.7%	23.7%			19.5%	21.3%
Adjusted diluted earnings per share	$0.39				$0.63

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

Comparison of the Three Months Ended June 30, 2022 and 2021

•
Revenue increased $101.3 million or 26.0% period-over-period to $491.3 million.
•
Compensation and benefits expense increased $73.3 million, or 30.9% period-over-period, and the Compensation and benefits expense ratio increased 2.4%, from 60.7% to 63.1%.
•
General and administrative expense increased $17.8 million, or 58.0% period-over-period, and the General and administrative expense ratio increased 2.0%, from 7.9% to 9.9%.
•
Total operating expenses increased $88.0 million or 29.6% period-over-period to $385.8 million.
•
Operating income increased $13.3 million period-over-period to $105.5 million.
•
Net income increased by $6.7 million to period-over-period to $70.1 million.
•
Net income margin was 14.3% for the quarter, compared to 16.3% in the same quarter last year.
•
Earnings per share and Diluted earnings per share were $0.23 and $0.22, respectively, for the three months ended June 30, 2022.
•
Organic revenue growth rate for the quarter was 22.3%, compared to 28.5% in the same quarter last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $60.3 million, or 27.4% period-over-period, and the Adjusted compensation and benefits expense ratio increased 0.7% from 56.5% to 57.2% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $15.4 million, or 52.9% period-over-period, and the Adjusted general and administrative expense ratio increased 1.6% from 7.4% to 9.0% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 18.2% period-over-period to $166.1 million— see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 2.2% period-over-period from 36.0% to 33.8% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased 15.4% period-over-period to $106.4 million — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income margin decreased 2.0% period-over-period from 23.7% to 21.7% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $0.39 for the three months ended June 30, 2022—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Comparison of the Six Months Ended June 30, 2022 and 2021

•
Revenue increased $176.7 million or 25.2% period-over-period to $878.2 million.
•
Compensation and benefits expense increased $133.0 million, or 29.5% period-over-period, and the Compensation and benefits expense ratio increased 2.2%, from 64.3% to 66.5%.
•
General and administrative expense increased $32.6 million, or 56.0% period-over-period, and the General and administrative expense ratio increased 2.0%, from 8.3% to 10.3%.
•
Total operating expenses increased $159.9 million or 28.1% period-over-period to $729.3 million.
•
Operating income increased $16.8 million period-over-period to $148.9 million.
•
Net income increased by $28.6 million to period-over-period to $88.2 million.
•
Net income margin was 10.0% for the period, compared to 8.5% in the same period last year.

•
Earnings per share and Diluted earnings per share were $0.30 and $0.28, respectively, for the six months ended June 30, 2022.
•
Organic revenue growth rate for the period was 21.3%, compared to 23.9% in the same period last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $109.3 million, or 26.5% period-over-period, and the Adjusted compensation and benefits expense ratio increased 0.6% from 59.5% to 58.9% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $29.0 million, or 53.9% period-over-period, and the Adjusted general and administrative expense ratio increased 1.7% from 7.7% to 9.4% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 16.4% period-over-period to $273.3 million— see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 2.4% period-over-period from 33.5% to 31.1% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased 14.6% period-over-period to $171.2 million — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income margin decreased 1.8% period-over-period from 21.3% to 19.5% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $0.63 for the six months ended June 30, 2022 —see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily by commissions from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and fees are generally calculated as a percentage of the total insurance policy premium placed, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC (“RIH”). We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

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

Fiduciary Investment Income

Fiduciary investment income consists of interest earned on insurance premiums and surplus lines taxes that are held in a fiduciary capacity, in cash, and cash equivalents, until disbursed.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, amortization of the Company's interest rate cap, imputed interest on finance leases and contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company's Cash & cash equivalents balances.

Other Non-Operating Loss (Income)

In 2022, Other non-operating loss (income) includes a change related to the TRA liability caused by an update in our blended state tax rates. In 2021, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value is due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense

Income tax expense includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods prior to March 31, 2021, our financial statements include the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income and Other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to Note 10, Stockholders' and Members' Equity of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%	2022	2021	$	%
Revenue
Net commissions and fees	$490,227	$389,846	$100,381	25.7%	$876,908	$701,190	$175,718	25.1%
Fiduciary investment income	1,065	166	899	541.6	1,274	280	994	355.0
Total revenue	$491,292	$390,012	$101,280	26.0%	$878,182	$701,470	$176,712	25.2%
Expenses
Compensation and benefits	310,058	236,801	73,257	30.9	584,331	451,287	133,044	29.5
General and administrative	48,495	30,685	17,810	58.0	90,860	58,230	32,630	56.0
Amortization	26,233	27,319	(1,086)	(4.0)	52,896	55,113	(2,217)	(4.0)
Depreciation	1,229	1,222	7	0.6	2,440	2,422	18	0.7
Change in contingent consideration	(251)	1,723	(1,974)	(114.6)	(1,260)	2,313	(3,573)	-154.5
Total operating expenses	$385,764	$297,750	$88,014	29.6%	$729,267	$569,365	$159,902	28.1%
Operating income	$105,528	$92,262	$13,266	14.4%	$148,915	$132,105	$16,810	12.7%
Interest expense, net	24,846	18,986	5,860	30.9	46,598	39,031	7,567	19.4
(Income) loss from equity method investment in related party	16	(353)	369	(104.5)	558	(434)	992	(228.6)
Other non-operating loss (income)	(622)	7,890	(8,512)	(107.9)	6,898	29,336	(22,438)	(76.5)
Income before income taxes	$81,288	$65,739	$15,549	23.7%	$94,861	$64,172	$30,689	47.8%
Income tax expense	11,168	2,332	8,836	378.9	6,665	4,566	2,099	46.0
Net income	$70,120	$63,407	$6,713	10.6%	$88,196	$59,606	$28,590	48.0%
GAAP financial measures
Revenue	$491,292	$390,012	$101,280	26.0%	$878,182	$701,470	$176,712	25.2%
Compensation and benefits	310,058	236,801	73,257	30.9	584,331	451,287	133,044	29.5
General and administrative	48,495	30,685	17,810	58.0	90,860	58,230	32,630	56.0
Net income	$70,120	$63,407	$6,713	10.6%	$88,196	$59,606	$28,590	48.0%
Compensation and benefits expense ratio	63.1%	60.7%			66.5%	64.3%
General and administrative expense ratio	9.9%	7.9%			10.3%	8.3%
Net income margin	14.3%	16.3%			10.0%	8.5%
Earnings per share	$0.23				$0.30
Diluted earnings per share	$0.22				$0.28

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%	2022	2021	$	%
Non-GAAP financial measures*
Organic revenue growth rate	22.3%	28.5%			21.3%	23.9%
Adjusted compensation and benefits expense	$280,827	$220,495	$60,332	27.4%	$522,157	$412,862	$109,295	26.5%
Adjusted compensation and benefits expense ratio	57.2%	56.5%			59.5%	58.9%
Adjusted general and administrative expense	$44,390	$29,030	$15,360	52.9%	$82,690	$53,717	$28,973	53.9%
Adjusted general and administrative expense ratio	9.0%	7.4%			9.4%	7.7%
Adjusted EBITDAC	$166,075	$140,487	$25,588	18.2%	$273,335	$234,891	$38,444	16.4%
Adjusted EBITDAC margin	33.8%	36.0%			31.1%	33.5%
Adjusted net income	$106,449	$92,275	$14,174	15.4%	$171,214	$149,405	$21,809	14.6%
Adjusted net income margin	21.7%	23.7%			19.5%	21.3%
Adjusted diluted earnings per share	$0.39				$0.63
* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $100.4 million or 25.7% from $389.8 million to $490.2 million for the three months ended June 30, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 22.3% of organic revenue growth and 2.8% growth from the Keystone and Crouse acquisitions.

	Three Months Ended June 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$329,225	67.2%	$255,959	65.7%	$73,266	28.6%
Binding Authorities	59,751	12.2	53,596	13.7	6,155	11.5
Underwriting Management	101,251	20.6	80,291	20.6	20,960	26.1
Total net commissions and fees	$490,227		$389,846		$100,381	25.7%

Wholesale Brokerage net commissions and fees increased by $73.3 million or 28.6% period-over-period, primarily due to strong organic growth within this specialty for the quarter as well as contributions from the Crouse acquisition.

Binding Authority net commissions and fees increased by $6.2 million or 11.5% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Crouse acquisition.

Underwriting Management net commissions and fees increased by $21.0 million or 26.1% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$468,413	95.6%	$378,120	97.0%	$90,293	23.9%
Supplemental and contingent commissions	13,953	2.8	6,146	1.6	7,807	127.0
Loss mitigation and other fees	7,861	1.6	5,580	1.4	2,281	40.9
Total net commissions and fees	$490,227		$389,846		$100,381	25.7%

Net commissions and policy fees grew 23.9%, slightly lower than the overall net commissions and fee revenue growth of 25.7% for the three months ended June 30, 2022 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased 127.0% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 40.9% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $73.3 million or 30.9% from $236.8 million to $310.1 million for the three months ended June 30, 2022 compared to the same period in 2021. The following were the principal drivers of this increase:

•
Commissions increased $33.9 million or 28.3% period-over-period, driven by the 25.7% increase in Net Commissions and Fees discussed above;

•
A $14.1 million increase from IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
The remaining $25.3 million period-over-period increase was driven by (i) the addition of 315 employees compared to the same period prior year, and (ii) growth in the business. Overall headcount increased to 3,690 full-time employees as of June 30, 2022 from 3,375 as of June 30, 2021.

The increase in Compensation and benefits expense was partially offset by $6.1 million of net savings related to the Restructuring Plan, which represents approximately $6.6 million of work-force related savings less one-time work-force related expense of $0.5 million for the three months ended June 30, 2022 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of 2.4% from 60.7% to 63.1% period-over-period.

We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $17.8 million or 58.0% from $30.7 million to $48.5 million for the three months ended June 30, 2022 as compared to the same period in the prior year. A main driver of this increase was $7.8 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2021. Insurance expense contributed $2.4 million to the period-over-period increase due to increased costs associated with being a public company. Lastly, we recognized an additional $2.0 million of Restructuring costs within General and administrative expense for the three months ended June 30, 2022 compared to the same period in the prior year. The remaining increase of $5.6 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in General and administrative expense ratio increase of 2.0% from 7.9% to 9.9% period-over-period.

Amortization

Amortization expense decreased by $1.1 million or (4.0)% from $27.3 million to $26.2 million for the three months ended June 30, 2022 compared to the same period in the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $28.1 million when comparing the balance as of June 30, 2022 to the balance as of June 30, 2021.

Interest Expense, Net

Interest expense, net increased $5.9 million or 30.9% from $19.0 million to $24.8 million for the three months ended June 30, 2022 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the three months ended June 30, 2022 was the issuance of $400.0 million of senior secured notes on February 3, 2022. On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2022 we expect to incur approximately $4.0 million of interest expense associated with the upfront cost amortization of the cap. For the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $8.5 million to income of $0.6 million for the three months ended June 30, 2022 as compared to a loss of $7.9 million in the same period in the prior year. For the three months ended June 30, 2022 Other non-operating loss (income) includes a $(0.5) million change in the TRA liability caused by an update in our blended state tax rates. For the three months ended June 30, 2021 Other non-operating loss includes a $8.0 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $15.5 million from $65.7 million to $81.3 million for the three months ended June 30, 2022 compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $8.8 million from $2.3 million to $11.2 million for the three months ended June 30, 2022 as compared to the same period in the prior year due to an increase in the Company’s allocable share of net taxable income from the LLC for the three months ended June 30, 2022. The Company did not have net taxable income from the LLC for the three months ended June 30, 2021 as the Company was formed for the purposes of the IPO, which occurred in the third quarter of 2021.

Net Income

Net income increased $6.7 million from $63.4 million to $70.1 million for the three months ended June 30, 2022 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $175.7 million or 25.1% from $701.2 million to $876.9 million for the six months ended June 30, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 21.3% of organic revenue growth and 3.1% growth from the Keystone and Crouse acquisitions.

	Six Months Ended June 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$574,051	65.5%	$447,083	63.8%	$126,968	28.4%
Binding Authorities	122,744	14.0	108,641	15.5	14,103	13.0
Underwriting Management	180,113	20.5	145,466	20.7	34,647	23.8
Total Net commissions and fees	$876,908		$701,190		$175,718	25.1%

Wholesale Brokerage net commissions and fees increased by $127.0 million or 28.4% period-over-period, primarily due to strong organic growth within this specialty for the quarter as well as contributions from the Crouse acquisition.

Binding Authority net commissions and fees increased by $14.1 million or 13.0% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Crouse acquisition.

Underwriting Management net commissions and fees increased by $34.6 million or 23.8% period-over-period, primarily due to strong organic growth within the specialty for the quarter as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Six Months Ended June 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$827,479	94.4%	$668,661	95.3%	$158,818	23.8%
Supplemental and contingent commissions	34,051	3.9	21,536	3.1	12,515	58.1
Loss mitigation and other fees	15,379	1.8	10,993	1.6	4,386	39.9
Total net commissions and fees	$876,908		$701,190		$175,718	25.1%

Net commissions and policy fees grew 23.8%, slightly lower than the overall net commissions and fee revenue growth of 25.1% for the six months ended June 30, 2022 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased 58.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 39.9% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $133.0 million or 29.5% from $451.3 million to $584.3 million for the six months ended June 30, 2022 compared to the same period in 2021. The following were the principal drivers of this increase:

•
Commissions increased $58.3 million or 27.5% period-over-period, driven by the 25.1% increase in Net Commissions and Fees discussed above;
•
A $30.5 million increase from IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
The remaining $44.2 million period-over-period increase was driven by (i) the addition of 315 employees compared to the same period prior year, and (ii) growth in the business. Overall headcount increased to 3,690 full-time employees as of June 30, 2022 from 3,375 as of June 30, 2021.

The increase in Compensation and benefits expense was partially offset by $12.3 million of net savings related to the Restructuring Plan, which represents approximately $13.0 million of work-force related savings less one-time work-force related expense of $0.7 million for the six months ended June 30, 2022 (see “Significant Events and Transactions—2020 Restructuring Plan” for further information).

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of 2.2% from 64.3% to 66.5% period-over-period.

We expect to continue to experience a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $32.6 million or 56.0% from $58.2 million to $90.9 million for the six months ended June 30, 2022 as compared to the same period in the prior year. A main driver of this increase was $13.4 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2021. Insurance expense contributed $4.6 million to the period-over-period increase due to increased costs associated with being a public company. Lastly, we recognized an additional $5.0 million of Restructuring costs within General and administrative expense for the six months ended June 30, 2022 compared to the same period in the prior year. The remaining increase of $9.6 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in General and administrative expense ratio increase of 2.0% from 8.3% to 10.3% period-over-period.

Amortization

Amortization expense decreased by $2.2 million or (4.0)% from $55.1 million to $52.9 million for the six months ended June 30, 2022 compared to the same period in the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $28.1 million when comparing the balance as of June 30, 2022 to the balance as of June 30, 2021.

Interest Expense, Net

Interest expense, net increased $7.6 million or 19.4% from $39.0 million to $46.6 million for the six months ended June 30, 2022 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the six months ended June 30, 2022 was the issuance of $400.0 million of senior secured notes on February 3, 2022. On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2022 we expect to incur approximately $4.6 million of interest expense associated with the upfront cost amortization of the cap. For the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $22.4 million to $6.9 million for the six months ended June 30, 2022 as compared to a loss of $29.3 million in the same period in the prior year. For the six months ended June 30, 2022 Other non-operating loss includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the six months ended June 30, 2021 Other non-operating loss includes a $20.6 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units as well as $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt in connection with a repricing.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $30.7 million from $64.2 million to $94.9 million for the six months ended June 30, 2022 compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $2.1 million from $4.6 million to $6.7 million for the six months ended June 30, 2022 as compared to the same period in the prior year due to an increase in the Company’s allocable share of net taxable income from the LLC for the six months ended June 30, 2022, offset by an increase in the Company's state tax rate resulting in a tax benefit recognized related to the increase in our Deferred tax assets in the first quarter 2022. The Company did not have net taxable income from the LLC for the six months ended June 30, 2021 as the Company was formed for the purposes of the IPO, which occurred in the third quarter of 2021.

Net Income

Net income increased $28.6 million from $59.6 million to $88.2 million for the six months ended June 30, 2022 compared to the same period in the prior year as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions, depreciation, amortization and certain other items that we believe are not representative of our core business. We use the following non-GAAP measures for business planning purposes, in measuring our performance relative to that of our competitors, to help investors to understand the nature of our growth, and to enable investors to evaluate the run-rate performance of the Company. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the unaudited consolidated quarterly financial statements. Industry peers may provide similar supplemental information but may not define similarly-named metrics in the same way we do and may not make identical adjustments.

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

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended June 30,
	2022	2021
Total revenue growth rate (GAAP) (1)	26.0%	58.3%
Less: Mergers and acquisitions (2)	(2.8)	(30.3)
Change in other (3)	(0.9)	0.5
Organic revenue growth rate (Non-GAAP)	22.3%	28.5%
(1)
June 30, 2022 revenue of $491.3 million less June 30, 2021 revenue of $390.0 million is a $101.3 million period-over-period change. The change, $101.3 million, divided by the June 30, 2021 revenue of $390.0 million is a total revenue change of 26.0%. June 30, 2021 revenue of $390.0 million less June 30, 2020 revenue of $246.3 million is a $143.7 million period-over-period change. The change, $143.7 million, divided by the June 30, 2020 revenue of $246.3 million is a total revenue change of 58.3%. See “Comparison of the Three Months Ended June 30, 2022 and 2021” for further details.
(2)
The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended June 30, 2022 and three months ended June 30, 2021 was $11.0 million and $74.7 million, respectively.
(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended June 30, 2022 and three months ended June 30, 2021 was $(3.7) million and $1.3 million, respectively.

	Six Months Ended June 30,
	2022	2021
Total revenue growth rate (GAAP) (1)	25.2%	54.3%
Less: Mergers and acquisitions (2)	(3.1)	(30.8)
Change in other (3)	(0.8)	0.4
Organic revenue growth rate (Non-GAAP)	21.3%	23.9%
(1)
June 30, 2022 revenue of $878.2 million less June 30, 2021 revenue of $701.5 million is a $176.7 million period-over-period change. The change, $176.7 million, divided by the June 30, 2021 revenue of $701.5 million is a total revenue change of 25.2%. June 30, 2021 revenue of $701.5 million less June 30, 2020 revenue of $454.5 million is a $247.0 million period-over-period change. The change, $247.0 million, divided by the June 30, 2020 revenue of $454.5 million is a total revenue change of 54.3%. See “Comparison of the Six Months Ended June 30, 2022 and 2021” for further details.
(2)
The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the six months ended June 30, 2022 and six months ended June 30, 2021 was $21.6 million and $140.0 million, respectively.
(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the six months ended June 30, 2022 and six months ended June 30, 2021 was $(6.0) million and $1.5 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$491,292	$390,012
Compensation and benefits expense	$310,058	$236,801
Acquisition-related expense	(43)	—
Acquisition related long-term incentive compensation	(7,101)	(9,082)
Restructuring and related expense	(547)	(2,162)
Amortization and expense related to discontinued prepaid incentives	(1,760)	(1,604)
Equity-based compensation	(5,676)	(3,458)
Initial public offering related expense	(14,104)	—
Adjusted compensation and benefits expense (1)	$280,827	$220,495
Compensation and benefits expense ratio	63.1%	60.7%
Adjusted compensation and benefits expense ratio	57.2%	56.5%
(1)
Adjustments to Compensation and benefits expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$878,182	$701,470
Compensation and benefits expense	$584,331	$451,287
Acquisition-related expense	(101)	—
Acquisition related long-term incentive compensation	(14,798)	(18,504)
Restructuring and related expense	(705)	(8,351)
Amortization and expense related to discontinued prepaid incentives	(3,542)	(3,682)
Equity-based compensation	(12,480)	(7,888)
Initial public offering related expense	(30,548)	—
Adjusted compensation and benefits expense (1)	$522,157	$412,862
Compensation and benefits expense ratio	66.5%	64.3%
Adjusted compensation and benefits expense ratio	59.5%	58.9%
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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$491,292	$390,012
General and administrative expense	$48,495	$30,685
Acquisition-related expense	(1,600)	(308)
Restructuring and related expense	(2,027)	(1,012)
Other non-recurring expense	—	(19)
Initial public offering related expense	(478)	(316)
Adjusted general and administrative expense (1)	$44,390	$29,030
General and administrative expense ratio	9.9%	7.9%
Adjusted general and administrative expense ratio	9.0%	7.4%
(1)
Adjustments to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$878,182	$701,470
General and administrative expense	$90,860	$58,230
Acquisition-related expense	(2,051)	(2,022)
Restructuring and related expense	(4,993)	(1,821)
Other non-recurring expense	—	(354)
Initial public offering related expense	(1,126)	(316)
Adjusted general and administrative expense (1)	$82,690	$53,717
General and administrative expense ratio	10.3%	8.3%
Adjusted general and administrative expense ratio	9.4%	7.7%
(1)
Adjustments to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

Adjusted EBITDAC and Adjusted EBITDAC Margin

We define Adjusted EBITDAC as Net income before interest expense, net, income tax expense, depreciation, amortization, and change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted compensation and benefits expense and Adjusted general and administrative expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net income. Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is Net income margin. These measures start with consolidated Net income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$491,292	$390,012
Net income	$70,120	$63,407
Interest expense, net	24,846	18,986
Income tax expense	11,168	2,332
Depreciation	1,229	1,222
Amortization	26,233	27,319
Change in contingent consideration	(251)	1,723
EBITDAC	$133,345	$114,989
Acquisition-related expense (1)	1,643	308
Acquisition related long-term incentive compensation (2)	7,101	9,082
Restructuring and related expense (3)	2,574	3,174
Amortization and expense related to discontinued prepaid incentives (4)	1,760	1,604
Other non-operating loss (income) (5)	(622)	7,890
Equity-based compensation (6)	5,676	3,458
Other non-recurring expense (7)	—	19
IPO related expenses (8)	14,582	316
(Income) from equity method investments in related party	16	(353)
Adjusted EBITDAC (9)	$166,075	$140,487
Net income margin (10)	14.3%	16.3%
Adjusted EBITDAC margin	33.8%	36.0%
(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were de minimis for the three months ended June 30, 2022, while General and administrative expenses contributed to $1.6 million and $0.3 million of the acquisition-related expense for the three months ended June 30, 2022 and 2021, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $0.5 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $2.0 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(5)
For the three months ended June 30, 2022, Other non-operating loss (income) includes a $(0.5) million change in the TRA liability caused by an update in our blended state tax rates. For the three months ended June 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $8.0 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including de minimis General and administrative expenses for the three months ended June 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(8)
IPO related expenses include $0.5 million and $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the three months ended June 30, 2022 and 2021, respectively, and Compensation-related expense of $14.1 million for the three months ended June 30, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(9)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of Ryan Re.
(10)
Net income margin is Net income as a percentage of Total revenue.

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$878,182	$701,470
Net income	$88,196	$59,606
Interest expense, net	46,598	39,031
Income tax expense	6,665	4,566
Depreciation	2,440	2,422
Amortization	52,896	55,113
Change in contingent consideration	(1,260)	2,313
EBITDAC	$195,535	$163,051
Acquisition-related expense (1)	2,152	2,022
Acquisition related long-term incentive compensation (2)	14,798	18,504
Restructuring and related expense (3)	5,698	10,172
Amortization and expense related to discontinued prepaid incentives (4)	3,542	3,682
Other non-operating loss (income) (5)	6,898	29,336
Equity-based compensation (6)	12,480	7,888
Other non-recurring expense (7)	—	354
IPO related expenses (8)	31,674	316
(Income) from equity method investments in related party	558	(434)
Adjusted EBITDAC (9)	$273,335	$234,891
Net income margin (10)	10.0%	8.5%
Adjusted EBITDAC margin	31.1%	33.5%
(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million for the six months ended June 30, 2022, while General and administrative expenses contributed to $2.1 million and $2.0 million of the acquisition-related expense for the six months ended June 30, 2022 and 2021, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of compensation and benefits of $0.7 million and $8.4 million for the six months ended June 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(5)
For the six months ended June 30, 2022, Other non-operating loss (income) includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the six months ended June 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $20.6 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction. For the six months ended June 30, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million for the six months ended June 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(8)
IPO related expenses include $1.1 million and $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the six months ended June 30, 2022 and 2021, respectively, and Compensation-related expense of $30.5 million for the six months ended June 30, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(9)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of Ryan Re.
(10)
Net income margin is Net income as a percentage of Total revenue.

Adjusted Net Income and Adjusted Net Income Margin

We define Adjusted net income as tax-effected earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-related expenses, costs associated with the IPO, and certain exceptional or non-recurring items. The most comparable GAAP financial metric is Net income. Adjusted net income margin is calculated as Adjusted net income as a percentage of Total revenue. The most comparable GAAP financial metric is Net income margin. These measures start with consolidated Net income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

Following the IPO the Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For comparability purposes, this calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of the LLC.

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$491,292	$390,012
Net income	$70,120	$63,407
Income tax expense	11,168	2,332
Amortization	26,233	27,319
Amortization of deferred debt issuance costs (1)	3,173	2,754
Change in contingent consideration	(251)	1,723
Acquisition-related expense (2)	1,643	308
Acquisition related long-term incentive compensation (3)	7,101	9,082
Restructuring and related expense (4)	2,574	3,174
Amortization and expense related to discontinued prepaid incentives (5)	1,760	1,604
Other non-operating loss (income) (6)	(622)	7,890
Equity-based compensation (7)	5,676	3,458
Other non-recurring expense (8)	—	19
IPO related expenses (9)	14,582	316
(Income) / loss from equity method investments in related party	16	(353)
Adjusted income before income taxes	$143,173	$123,033
Adjusted tax expense (10)	(36,724)	(30,758)
Adjusted net income	$106,449	$92,275
Net income margin (11)	14.3%	16.3%
Adjusted net income margin	21.7%	23.7%
(1)
Interest expense, net includes amortization of deferred debt issuance costs.

(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were de minimis for the three months ended June 30, 2022, while General and administrative expenses contributed to $1.6 million and $0.3 million of the acquisition-related expense for the three months ended June 30, 2022 and 2021, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $0.5 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $2.0 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(6)
For the three months ended June 30, 2022, Other non-operating loss (income) includes a $(0.5) million change in the TRA liability caused by an update in our blended state tax rates. For the three months ended June 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $8.0 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including de minimis General and administrative expenses for the three months ended June 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(9)
IPO related expenses include $0.5 million and $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the three months ended June 30, 2022 and 2021, respectively, and Compensation-related expense of $14.1 million for the three months ended June 30, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(10)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three months ended June 30, 2022 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three months ended June 30, 2021 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.00% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
(11)
Net income margin is Net income as a percentage of Total revenue.

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Total revenue	$878,182	$701,470
Net income	$88,196	$59,606
Income tax expense	6,665	4,566
Amortization	52,896	55,113
Amortization of deferred debt issuance costs (1)	5,984	5,769
Change in contingent consideration	(1,260)	2,313
Acquisition-related expense (2)	2,152	2,022
Acquisition related long-term incentive compensation (3)	14,798	18,504
Restructuring and related expense (4)	5,698	10,172
Amortization and expense related to discontinued prepaid incentives (5)	3,542	3,682
Other non-operating loss (income) (6)	6,898	29,336
Equity-based compensation (7)	12,480	7,888
Other non-recurring items (8)	—	354
IPO related expenses (9)	31,674	316
(Income) / loss from equity method investments in related party	558	(434)
Adjusted income before income taxes	$230,281	$199,207
Adjusted tax expense (10)	(59,067)	(49,802)
Adjusted net income	$171,214	$149,405
Net income margin (11)	10.0%	8.5%
Adjusted net income margin	19.5%	21.3%
(1)
Interest expense, net includes amortization of deferred debt issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million for the six months ended June 30, 2022, while General and administrative expenses contributed to $2.1 million and $2.0 million of the acquisition-related expense for the six months ended June 30, 2022 and 2021, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $0.7 million and $8.4 million for the six months ended June 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(6)
For the six months ended June 30, 2022, Other non-operating loss (income) includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the six months ended June 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $20.6 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction. For the six months ended June 30, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million for the six months ended June 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(9)
IPO related expenses include $1.1 million and $0.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the six months ended June 30, 2022 and 2021, respectively, and Compensation-related expense of $30.5 million for the three months ended June 30, 2022 primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(10)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the six months ended June 30, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the six months ended June 30, 2021, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.00% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended June 30, 2022
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income attributable to Class A common shareholders- diluted	$26,432	(1,931)	45,619	$36,329	$—	$106,449
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	120,205	—	144,495	—	5,090	269,791
Net income per share of Class A common stock- diluted	$0.22	$(0.02)	$0.06	$0.14	$(0.01)	$0.39
(1)
Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. See “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(2)
For comparability purposes, this calculation incorporates the Net income and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. See “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin.”
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

	Six Months Ended June 30, 2022
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Net income attributed to non-controlling interests (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income attributable to Class A common shareholders- diluted	$73,726	$(42,314)	$56,784	$83,018	$—	$171,214
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	264,417	—	—	—	5,386	269,804
Net income per share of Class A common stock- diluted	$0.28	$(0.16)	$0.21	$0.32	$(0.02)	$0.63
(1)
Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. See “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(2)
For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. The 143,962 weighted average outstanding LLC Common Units were considered dilutive for the six months ended June 30, 2022 and included in the 264,417 of Weighted-average shares outstanding within Diluted EPS. See “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin.”
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of the business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations, and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured Notes (together “Credit Facility”). The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, and distributions to LLC Unitholders. We believe that cash and cash equivalents, cash flows from operations, and amounts available under our Credit Facility will be sufficient to meet liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

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

Cash and cash equivalents on the Consolidated Balance Sheets includes funds available for general corporate purposes. Fiduciary cash and receivables cannot be used for general corporate purposes. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Balance Sheets. We will recognize fiduciary amounts due to others as fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance carriers, other insurance intermediaries, surplus lines taxing authorities, clients, and insurance policy holders, as Fiduciary cash and receivables in the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally held in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $811.0 million and $675.8 million as of June 30, 2022 and 2021, respectively, and fiduciary receivables of $2,006.8 million and $1,617.6 million as of June 30, 2022 and 2021, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $866.6 million of Cash and cash equivalents on the Consolidated Balance Sheets as of June 30, 2022, $153.7 million is held in fiduciary accounts representing collected revenue and is available to be transferred to operating accounts and used for general corporate purposes.

Credit Facilities

We expect to have sufficient financial resources to meet our business requirements for the next 12 months. Although cash from operations is expected to be sufficient to service our activities, including servicing our debt and contractual obligations, and financing capital expenditures, we have the ability to borrow under our Revolving Credit Facility to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank, N.A., the Administrative Agent, for Term Loan borrowings totaling $1,650.0 million and a Revolving Credit Facility totaling $300.0 million, in connection with financing the All Risks Acquisition. Borrowings under our Revolving Credit Facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our Credit Agreement are unconditionally guaranteed by various subsidiaries and are secured by a lien and security interest in substantially all of our assets. See “Note 9, Debt” in the notes to our audited consolidated financial statements in this Annual Report for further information regarding our debt arrangements.

On July 26, 2021, we entered into an amendment to our Credit Agreement, which provided for an increase in the size of our Revolving Credit Facility from $300.0 million to $600.0 million. Interest on the upsized Revolving Credit Facility bore interest at the Eurocurrency Rate (LIBOR) plus a margin that ranged from 2.50% to 3.00%, based on the first lien net leverage ratio defined in our Credit Agreement. No other significant terms under our agreement governing the Revolving Credit Facility were changed in connection with such amendment.

On February 3, 2022, the LLC issued $400.0 million of senior secured notes. The notes have a 4.375% interest rate and will mature on February 1, 2030.

On April 29, 2022 the Company entered into the Fourth Amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition its LIBOR rate to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

As of June 30, 2022, the interest rate on the Term Loan was SOFR plus 3.00%, subject to a 75 basis point floor.

As of June 30, 2022, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the six months ended June 30, 2022.

See “Note 9, Debt” in the notes to our unaudited quarterly consolidated financial statements for further information regarding our debt arrangements.

Tax Receivable Agreement

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company to current and certain former LLC Unitholders, of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of

LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled to (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA.

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA as a result of transaction, we expect future payments under the TRA as a result of transactions as of June 30, 2022 will be $293.8 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the event of a permissible early termination of the TRA the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments. The Company has not made and is not likely to make an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes (1)	Pre-IPO M&A Tax Attributes (2)	TRA Payment Tax Attributes (3)	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	9,897	1,435	3,159	14,491
Remeasurement - change in state rate	2,884	1,759	2,530	7,173
Payments	—	—	—	—
Balance at June 30, 2022	$149,485	$86,583	$57,696	$293,764

Total expected estimated tax savings from each of the tax attributes associated with the TRA are (1) Exchange Tax Attributes of $175.9 million, (2) Pre-IPO M&A Tax Attributes of $101.9 million, and (3) TRA Payment Tax Attributes of $67.9 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Six Months Ended June 30, 2022 and 2021

Cash and cash equivalents increased $559.1 million from $307.5 million at June 30, 2021 to $866.7 million at June 30, 2022. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022 increased $57.0 million from the six months ended June 30, 2021 to $164.7 million. This amount represents net income reported, as adjusted for amortization and depreciation, prepaid and deferred equity compensation expense, as well as the change in commission and fees receivable, accrued compensation and other current and noncurrent assets and liabilities. Net income increased $28.6 million and Non-cash equity-based compensation increased $35.4 million during the six months ended June 30, 2022.

Cash Flows from Investing Activities

Cash flows used for investing activities during the six months ended June 30, 2022 were $6.8 million, an increase of $6.6 million compared to the $0.2 million of cash flows used for investing activities during the six months ended June 30, 2021. The main driver of the cash flows used for investing activities in the six months ended June 30, 2022 was $6.8 million of capital expenditures, compared to $3.9 million of capital expenditures offset by $3.8 million of Prepaid incentive repayments the six months ended June 30, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2022 were $379.8 million, an increase of $399.2 million compared to cash flows used by financing activities of $19.4 million during the six months ended June 30, 2021. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2022 were the Bond issuance of $394.0 million and the net change in fiduciary liabilities of $54.4 million, offset by the cash distributions to LLC Unitholders of $26.2 million, payment of interest rate cap premium of $25.5 million, the repayment of term debt of $8.3 million, and the payment of contingent consideration of $6.2 million. The main drivers of cash flows used by financing activities during the six months ended June 30, 2021 were the purchase of the remaining interest in Ryan Re of $48.4 million, cash distributions to certain pre-IPO LLC

Unitholders of $47.0 million, repayment of term debt of $8.3 million, deferred offering and debt issuance costs paid of $5.5 million, and equity repurchases from pre-IPO LLC Unitholders of $3.9 million, offset by $93.7 million of net change in fiduciary liabilities.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 8, Leases” and “Note 9, Debt” in the notes to our unaudited consolidated financial statements and provide further description on provisions that create, increase, or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” in the notes to our unaudited consolidated financial statements we discuss various long-term incentive compensation agreements and their impact. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of June 30, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	June 30, 2022
Current accrued compensation	$—
Non-current accrued compensation	180
Total liability	$180
Projected future expense	625
Total projected future cash outflows	$805

Projected Future Cash Outflows
(in thousands)
2022	$—
2023	—
2024	—
2025
Thereafter	$805

Within “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” in the notes to our unaudited consolidated financial statements we discuss the All Risks Long-Term Incentive Plans and their impact. Below we have outlined the liabilities accrued as of June 30, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

All Risks Long-Term Incentive Plan
(in thousands)	June 30, 2022
Current accrued compensation	$101,551
Non-current accrued compensation	—
Total liability	$101,551
Projected future expense	5,067
Total projected future cash outflows	$106,618

Projected Future Cash Outflows
(in thousands)
2022	$106,618
2023	—
2024	—
2025	—
Thereafter	$—

Within “Note 4, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of June 30, 2022, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	June 30, 2022
Current accounts payable and accrued liabilities	$6,188
Other non-current liabilities	20,169
Total liability	$26,357
Projected future expense	6,016
Total projected future cash outflows	$32,373

Projected Future Cash Outflows
(in thousands)
2022	$—
2023	6,689
2024	—
2025	25,684
Thereafter	$—

For further discussion, see “Note 4, Mergers and Acquisitions,” “Note 8, Leases,” “Note 9, Debt,” “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives,” and “Note 17, Commitments and Contingencies” of the notes to our unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (i) the Company must make assumptions that were uncertain when the judgment was made, and (ii) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we will report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. The accounting policies that we believe reflect our more significant estimates, judgments, and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, fair value, and goodwill and intangibles.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 are included in “Note 2, Significant Accounting Policies,” to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2, Significant Accounting Policies” in the notes to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks in the day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the six months ended June 30, 2022, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of June 30, 2022, we had $1,621.1 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of June 30, 2022, and December 31, 2021, as determined based upon information available.

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

Other financial instruments consist of Cash and cash equivalents, Commissions and fees receivable – net, Other current assets, and Accounts payable and accrued liabilities. The carrying amounts of Cash and cash equivalents, Commissions and fees receivable – net, and Accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2022, the Company amended and restated the Tax Receivable Agreement, dated July 26, 2021, among the Company and the persons named therein, to, among other items: (i) limit the Company’s ability to electively terminate such agreement in exchange for a fixed payment; and (ii) limit the reference property giving rise to payment obligations under such agreement with respect to common tax basis to the reference property owned at the time of the Company’s initial public offering (collectively, the “A&R TRA”).

The foregoing description of the A&R TRA does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R TRA, attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Ryan Specialty Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 27, 2021).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ryan Specialty Holdings, Inc. dated June 3, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 8, 2022).

3.3	Amended and Restated Bylaws of Ryan Specialty Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 8, 2022).

4.1

Registration Rights Agreement, dated July 26, 2021, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 27, 2021).

4.2

Indenture, dated as of February 3, 2022, by and among Ryan Specialty, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2022).

4.3	Form of 4.375% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2022)

10.1	Amended and Restated Tax Receivable Agreement, dated as of August 9, 2022, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto, filed herewith.

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of September 30, 2021, by and among Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.3

First Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of February 17, 2022, by and among Ryan Specialty, LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.4

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.5

Indemnification Agreement, by and among Ryan Specialty Holdings, Inc. and Patrick G. Ryan, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 27, 2021).

10.6

Director Nomination Agreement, dated as of July 26, 2021, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 27, 2021).

10.7	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, filed herewith.

10.8

Ryan Specialty Holdings, Inc. Form of Nonqualified Stock Option Agreement (Stacking Option) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.9

Ryan Specialty Holdings, Inc. Form of Nonqualified Stock Option Agreement (Reload Option) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.10	Ryan Specialty Holdings, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.12

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.13

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.14	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.15	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.16	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.17	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022) (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.18

Fourth Amendment to the Credit Agreement, dated April 29, 2022, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended March 30, 2021, July 26, 2021, August 13, 2021 and April 29, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.19

Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC dated as of September 30, 2021, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021)

10.20

First Amendment to the Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC dated as of September 30, 2021, by and among New Ryan Specialty, LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: August 12, 2022	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)