Form 10-Q
period 2022-09-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2022-11-10
CIK 1849253

““

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 9, 2022, the Registrant had 259,603,153 shares of common stock outstanding, consisting of 112,365,492 shares of Class A common stock, $0.001 par value, and 147,237,661 shares of Class B common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

All balances presented in thousands, except share and per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Net commissions and fees	$407,551	$352,610	$1,284,459	$1,053,800
Fiduciary investment income	4,445	156	5,719	436
Total revenue	$411,996	$352,766	$1,290,178	$1,054,236
EXPENSES
Compensation and benefits	274,108	286,538	858,439	737,825
General and administrative	48,991	38,754	139,851	96,984
Amortization	25,667	26,982	78,563	82,095
Depreciation	1,463	1,179	3,903	3,601
Change in contingent consideration	423	43	(837)	2,356
Total operating expenses	$350,652	$353,496	$1,079,919	$922,861
OPERATING INCOME (LOSS)	$61,344	$(730)	$210,259	$131,375
Interest expense, net	28,864	21,193	75,462	60,224
Loss (income) from equity method investment in related party	(144)	(176)	414	(610)
Other non-operating loss (income)	(66)	16,211	6,832	45,547
INCOME (LOSS) BEFORE INCOME TAXES	$32,690	$(37,958)	$127,551	$26,214
Income tax expense (benefit)	3,411	(5,368)	10,076	(802)
NET INCOME (LOSS)	$29,279	$(32,590)	$117,475	$27,016
Net income (loss) attributable to non-controlling interests, net of tax	17,534	(31,256)	74,318	(28,806)
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$11,745	$(1,334)	$43,157	$55,822
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.11	$(0.16)	$0.40	$(0.16)
Diluted	$0.09	$(0.16)	$0.37	$(0.16)
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	109,428,073	105,309,406	108,035,360	105,309,406
Diluted	266,352,389	105,309,406	265,070,739	105,309,406

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

All balances presented in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$29,279	$(32,590)	$117,475	$27,016
Net income (loss) attributable to non-controlling interests, net of tax	17,534	(31,256)	74,318	(28,806)
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$11,745	$(1,334)	$43,157	$55,822
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	7,596	—	7,723	—
Foreign currency translation adjustments	(1,752)	(648)	(2,996)	(204)
Change in share of equity method investment in related party other comprehensive (loss)	(218)	—	(2,074)	(738)
Total other comprehensive income (loss), net of tax	$5,626	$(648)	$2,653	$(942)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$17,371	$(1,982)	$45,810	$54,880

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

All balances presented in thousands, except share and per share data

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$833,135	$386,962
Commissions and fees receivable – net	187,223	210,252
Fiduciary cash and receivables	2,146,894	2,390,185
Prepaid incentives – net	7,782	7,726
Other current assets	24,559	15,882
Total current assets	$3,199,593	$3,011,007
NON-CURRENT ASSETS
Goodwill	1,314,301	1,309,267
Other intangible assets	501,254	573,930
Prepaid incentives – net	20,234	25,382
Equity method investment in related party	38,514	45,417
Property and equipment – net	22,669	15,290
Lease right-of-use assets	135,283	84,874
Deferred tax assets	398,990	382,753
Other non-current assets	57,124	10,788
Total non-current assets	$2,488,369	$2,447,701
TOTAL ASSETS	$5,687,962	$5,458,708
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	81,975	99,403
Accrued compensation	232,728	386,301
Operating lease liabilities	19,114	18,783
Tax Receivable Agreement liabilities	7,977	—
Short-term debt and current portion of long-term debt	29,157	23,469
Fiduciary liabilities	2,146,894	2,390,185
Total current liabilities	$2,517,845	$2,918,141
NON-CURRENT LIABILITIES
Accrued compensation	9,067	4,371
Operating lease liabilities	135,040	74,386
Long-term debt	1,953,461	1,566,627
Deferred tax liabilities	624	631
Tax Receivable Agreement liabilities	294,385	272,100
Other non-current liabilities	20,016	27,675
Total non-current liabilities	$2,412,593	$1,945,790
TOTAL LIABILITIES	$4,930,438	$4,863,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 112,212,653 and 109,894,548 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	112	110
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 147,390,500 and 149,162,107 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	147	149
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at September 30, 2022 and December 31, 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Additional paid-in capital	402,026	348,865
Retained earnings (accumulated deficit)	36,093	(7,064)
Accumulated other comprehensive income	4,367	1,714
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$442,745	$343,774
Non-controlling interests	314,779	251,003
Total stockholders' equity	757,524	594,777
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,687,962	$5,458,708

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

All balances presented in thousands

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,475	$27,016
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (gain) from equity method investment	414	(610)
Amortization	78,563	82,095
Depreciation	3,903	3,601
Prepaid and deferred compensation expense	27,256	34,960
Non-cash equity-based compensation	61,084	46,877
Amortization of deferred debt issuance costs	9,017	8,546
Amortization of interest rate cap premium	2,898	—
Deferred income tax expense (benefit)	4,597	(5,860)
Loss on extinguishment of existing debt	—	8,634
Loss on Tax Receivable Agreement	7,173	—
Change (net of acquisitions) in:
Commissions and fees receivable – net	24,341	6,004
Accrued interest liability	3,016	602
Other current assets and accrued liabilities	(192,752)	27,751
Other non-current assets and accrued liabilities	3,999	(85,241)
Total cash flows provided by operating activities	$150,984	$154,375
CASH FLOWS FROM INVESTING ACTIVITIES
Asset acquisitions	—	(343,158)
Prepaid incentives issued – repayments	337	4,136
Capital expenditures	(12,026)	(6,429)
Total cash flows used for investing activities	$(11,689)	$(345,451)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	394,000	—
Payment of interest rate cap premium	(25,500)	—
Repayment of term debt	(12,375)	(12,375)
Debt issuance costs paid	(2,369)	(1,893)
Finance lease and other costs paid	(27)	(108)
Payment of contingent consideration	(6,241)	(4,495)
Purchase of remaining interest in RyanRe	—	(48,368)
Repurchase of preferred equity	—	(78,256)
Equity repurchases from pre-IPO unitholders	—	(3,880)
Cash distribution to LLC unitholders	(32,678)	(47,039)
Repurchase of Class A common stock in the IPO	—	(183,616)
Repurchase of pre-IPO LLC Units and payment of Alternative TRA Payments	—	(780,352)
Issuance of Class A common stock in the IPO, net of offering costs paid	—	1,455,184
Repayment of unsecured promissory notes	—	(1,108)
Receipt of taxes related to net share settlement of equity awards	7,132	—
Taxes paid related to net share settlement of equity awards	(6,832)	—
Net change in fiduciary liabilities	(54,775)	52,422
Total cash flows provided by financing activities	$260,335	$346,116
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(1,274)	(1,486)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$398,356	$153,554
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$1,139,661	895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,538,017	$1,049,258
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	$833,135	$413,695
Cash held in a fiduciary capacity	$704,882	$635,563
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,538,017	$1,049,258

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity
Balance at January 1, 2022	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—	—	—
Exchange of common units for common stock	77,261	—	(77,261)	—	—	—	47	—	—	(47)	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(704)	—	—	—	(704)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	—	$—	$371,433	$(153)	$354	$252,146	$624,039
Net income	—	—	—	—	—	—	—	24,501	—	45,619	70,120
Issuance of common stock	60,511	—	—	—	—	—	—	—	—	—	—
Exchange of common units for common stock	1,094,603	1	(1,094,603)	(1)	—	—	1,998	—	—	(1,998)	—
Forfeiture of common stock	(12,554)	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(319)	—	—	—	(319)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(7,610)	(7,610)
Change in share of equity method investment in related party other comprehensive income (loss)	—	—	—	—	—	—	—	—	(554)	(733)	(1,287)
Gain on interest rate cap, net	—	—	—	—	—	—	—	—	127	169	296
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,186)	(2,319)	(3,505)
Equity-based compensation	—	—	—	—	—	—	12,796	—	—	6,984	19,780
Balance at June 30, 2022	111,206,112	$111	147,990,243	$148	—	$—	$385,908	$24,348	$(1,259)	$292,258	$701,514

Net income	—	—	—	—	—	—	—	11,745	—	17,534	29,279
Issuance of common stock	401,463	—	17,856	—	—	—	—	—	—	—	—
Exchange of common units for common stock	617,599	1	(617,599)	(1)	—	—	3,171	—	—	(3,171)	—
Forfeiture of common stock	(12,521)	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	—	—	(450)	—	—	—	(450)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(6,370)	(6,370)
Change in share of equity method investment in related party other comprehensive income (loss)	—	—	—	—	—	—	—	—	(218)	(1,218)	(1,436)
Gain on interest rate cap	—	—	—	—	—	—	—	—	7,596	13,384	20,980
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,752)	(2,297)	(4,049)
Equity-based compensation	—	—	—	—	—	—	13,397	—	—	4,659	18,056
Balance at September 30, 2022	112,212,653	$112	147,390,500	$147	—	$—	$402,026	$36,093	$4,367	$314,779	$757,524

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity (Unaudited)

All balances presented in thousands, except share data

	Mezzanine	Members'	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Equity	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity
Balance at January 1, 2021	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income (loss)	—	(6,251)	—	—	—	—	—	—	—	—	—	2,450	(3,801)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Change in share of equity method investment in related party other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accumulation of preferred dividends (% return), net of tax distributions	—	(6,736)	—	—	—	—	—	—	—	—	—	—	(6,736)
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(44,517)	—	—	—	—	—	—	—	—	—	(3,750)	(48,267)
Distributions declared – tax advances	—	(14,236)	—	—	—	—	—	—	—	—	—	—	(14,236)
Repurchases of Class A units	—	(227)	—	—	—	—	—	—	—	—	—	—	(227)
Equity-based compensation	—	4,430	—	—	—	—	—	—	—	—	—	—	4,430
Balance at March 31, 2021	$240,233	$(1,047)	—	$—	—	$—	—	$—	$—	$—	$1,612	$—	$565
Net income	—	63,407	—	—	—	—	—	—	—	—	—	—	63,407
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	796	—	796
Accumulation of preferred dividends (% return), net of tax distributions	—	1,073	—	—	—	—	—	—	—	—	—	—	1,073
Accretion of premium on mezzanine equity	598	(598)	—	—	—	—	—	—	—	—	—	—	(598)
Related party acquisition	—	(101)	—	—	—	—	—	—	—	—	—	—	(101)
Distributions declared – tax advances	—	(9,521)	—	—	—	—	—	—	—	—	—	—	(9,521)
Reclassification from preferred units to repurchase payable		(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Repurchases of Class A units	—	(4,398)	—	—	—	—	—	—	—	—	—	—	(4,398)
Equity-based compensation	—	3,165	—	—	—	—	—	—	—	—	—	—	3,165
Balance at June 30, 2021	$240,831	$(23,032)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(20,624)

Net income prior to the Organizational Transactions	—	15,781	—	—	—	—	—	—	—	—	—	—	15,781
Unpaid preferred return on Mezzanine Equity	—	(1,728)	—	—	—	—	—	—	—	—	—	—	(1,728)
Equity-based compensation prior to the Organizational Transactions	—	862	—	—	—	—	—	—	—	—	—	—	862
Accretion of premium on mezzanine equity	19,169	(19,169)	—	—	—	—	—	—	—	—	—	—	(19,169)
LLC equity prior to the Organizational Transactions	$260,000	$(27,286)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(24,878)
Effect of Common Block Merger exchange of LLC units for Class A and Class X common stock	—	(71,874)	20,680,420	21	—	—	640,784	1	147,331	—	—	(75,479)	—
Exchange of LLC units from Pre-IPO Unitholders for Class A common stock	—	(29,675)	31,992,135	32	—	—	—	—	59,318	—	—	(29,675)	—
Repurchase of Class A common stock in IPO	—	—	(8,224,708)	(8)	—	—	—	—	(183,608)	—	—	—	(183,616)
Impact of the Participation and related Alternative TRA Payments	—	(29,047)	—	—	—	—	—	—	29,047	—	—	(761,706)	(761,706)
Equity grant modification and related Alternative TRA Payments	—	—	—	—	—	—	—	—	(18,645)	—	—	12,333	(6,312)
Issuance of Class B common stock	—	—	—	—	149,162,107	149	—	—	(149)	—	—	—	—
Effect of Preferred Block Merger	(260,000)	—	—	—	—	—	—	—	343,515	—	—	(343,515)	—
Establishment of deferred tax asset arising from exchanges of LLC units	—	—	—	—	—	—	—	—	329,000	—	—	—	329,000
Establishment of liabilities under tax asset receivable agreement	—	—	—	—	—	—	(640,784)	(1)	(282,470)	—	—	—	(282,471)
Establishment of deferred tax asset arising from investment in the LLC	—	—	—	—	—	—	—	—	61,143	—	—	—	61,143
Reclassification of pre-IPO Members' Equity	—	157,882	—	—	—	—	—	—	(1,627,480)	—	—	1,469,598	—
Effect of the Organizational Transactions	$(260,000)	$27,286	44,447,847	$45	149,162,107	$149	—	$—	$(1,142,998)	$—	$—	$271,556	$(843,962)
Issuance of Class A common stock in the IPO, net of offering costs	—	—	65,456,020	65	—	—	—	—	1,448,032	—	—	—	1,448,097
Foreign currency translation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	—	—	(648)	(876)	(1,524)

Equity-based compensation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	22,771	—	—	2,965	25,736
Net income (loss) subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	—	(17,115)	—	(31,256)	(48,371)
Balance at September 30, 2021	$—	$—	109,903,867	$110	149,162,107	$149	—	$—	$327,805	$(17,115)	$1,760	$242,389	$555,098

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

New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021 for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New LLC exchanged equity interests in the LLC for LLC Common Units in New LLC, with the intent that New LLC be the new holding company for the LLC interests. At that time the LLC adopted the LLC Operating Agreement and New LLC adopted the New LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New LLC, which became a holding company with its sole material asset being a controlling equity interest in the LLC. The Company will operate and control the business and affairs, and consolidate the financial results, of the LLC through New LLC and, through the LLC, conduct our business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's LLC Common Units on its consolidated financial statements. As of September 30, 2022, the Company owned 43.2% of the outstanding LLC Common Units of New LLC, and New LLC owned 99.9% of the outstanding LLC Common Units of the LLC. The remaining 0.1% of the outstanding LLC Common Units of the LLC were owned by a subsidiary of the Company. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC.”

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

The Company, through our intermediate holding company New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of, the LLC. The Company has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant. We determined that the Company is the primary beneficiary of the LLC and the LLC is a VIE. Further, the Company has no contractual requirement to provide financial support to the LLC. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity.

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

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99 Materiality and SAB No. 108 Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company concluded the effect of the change was not material to any previously filed interim or annual financial statements. Accordingly, the Company revised the previously reported financial information in this report in the Consolidated Statements of Cash Flows and related disclosures for the unaudited interim period ended September 30, 2021. There was no impact to the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets or Consolidated Statements of Mezzanine Equity and Shareholders’/Members’ Equity for any period presented.

	Nine Months Ended September 30, 2021
	As Reported	Effect of Change	As Revised
Total cash flows provided by operating activities	$154,375	—	$154,375
Total cash flows used for investing activities	$(345,451)	—	$(345,451)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in fiduciary liabilities	—	52,422	52,422
Other lines	293,694	—	293,694
Total cash flows provided by financing activities	$293,694	$52,422	$346,116
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(1,574)	88	(1,486)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$101,044	$52,510	$153,554
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	$312,651	$583,053	$895,704
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$413,695	$635,563	$1,049,258

2.
Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022, other than as noted below.

Derivative Instruments and Hedging Activities

The Company utilizes a derivative, namely an interest rate cap, for interest rate risk management purposes. The Company does not hold or issue derivative instruments for trading or speculative purposes. The Company assesses the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. For hedging derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value of the financial instrument in Other comprehensive income (loss). Amounts recorded in Other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The Company amortizes the premium paid for the interest rate cap on a straight-line basis over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income. See Note 13, Derivatives, for further discussion of derivative financial instruments.

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

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wholesale Brokerage	$267,222	$229,146	$841,273	$676,229
Binding Authority	55,607	52,795	178,351	161,436
Underwriting Management	84,722	70,669	264,835	216,135
Total Net commissions and fees	$407,551	$352,610	$1,284,459	$1,053,800

Contract Balances

Contract assets, which arise from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance was $7.1 million and $8.8 million as of September 30, 2022 and December 31, 2021, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $3.2 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.

4.
Mergers and Acquisitions

The Company accounts for acquisitions as either business combinations or asset acquisitions depending on the facts and circumstances of each acquisition. Transaction costs arising from a business combination are recognized within General and administrative expense in the Consolidated Statements of Income.

There were no acquisitions for the three and nine months ended September 30, 2022 and 2021.

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

The considerations above are based on estimates that are preliminary in nature and subject to adjustments. Any necessary adjustments must be finalized during the measurement period, which is limited to one year from the acquisition date. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. During the nine months ended September 30, 2022, the Company made measurement period adjustments related to the Crouse acquisition, including an increase of an assumed liability of $1.4 million and an increase in consideration of $3.8 million related to the working capital provisions of the purchase agreement. Collectively, these adjustments resulted in a $5.2 million increase to goodwill as of September 30, 2022. During the nine months ended September 30, 2022, the Company also made a measurement period adjustment related to the Keystone acquisition. This adjustment related to a decrease in cash acquired resulting in a $1.8 million increase to goodwill as of September 30, 2022.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. Further information regarding fair value measurements is detailed in Note 16, Fair Value Measurements.

The Company recognizes gains or losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company also recognizes interest expense for accretion of the discount on these liabilities, which is recognized within Interest expense, net on the Consolidated Statements of Income. The table below summarizes the change in contingent consideration and interest expense related to contingent consideration liabilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in contingent consideration	$423	$43	$(837)	$2,356
Interest expense	577	225	1,375	624
Total	$1,000	$268	$538	$2,980

The current portion of the fair value of contingent consideration was $7.4 million and $14.4 million as of September 30, 2022 and December 31, 2021, respectively, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $20.0 million and $27.6 million as of September 30, 2022 and December 31, 2021, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $72.5 million and $129.2 million as of September 30, 2022 and December 31, 2021, respectively.

5.
Restructuring

During 2020, the Company initiated a restructuring plan in conjunction with the All Risks Acquisition to reduce costs and increase efficiencies. The restructuring plan was entered into expecting to generate annual savings of $25.0 million and to incur total restructuring costs in the range of $30.0 million to $35.0 million, with run-rate savings expected to be realized by June 30, 2023. The plan involved restructuring costs primarily consisting of employee termination benefits and retention costs. The restructuring plan also included charges for consolidating leased office space, as well as other professional fees. The cumulative restructuring costs incurred since the inception of the program totaled $30.9 million as of September 30, 2022. The plan was fully actioned as of June 30, 2022, with any remaining termination benefits and retention costs expected to be recognized by the end of the current year.

The table below presents the restructuring expense incurred during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation and benefits	$19	$895	$725	$9,246
Occupancy and other costs(1)	—	2,281	4,992	3,893
Total	$19	$3,176	$5,717	$13,139
(1)
Occupancy and other costs, which include non-cash impairments, are included within General and administrative expenses in the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability from December 31, 2021 through September 30, 2022:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance as of December 31, 2021	$407	$—	$407
Accrued costs	725	4,992	5,717
Payments	(982)	(4,992)	(5,974)
Balance as of September 30, 2022	$150	$—	$150

6.
Receivables and Other Current Assets

Receivables

The Company had receivables of $187.2 million and $210.3 million outstanding as of September 30, 2022 and December 31, 2021, respectively, which were recognized within Commissions and fees receivable—net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a rollforward of the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning of period	$2,487	$2,934	$2,508	$2,916
Write-offs	(393)	(532)	(912)	(2,085)
Increase in provision	375	107	873	1,678
End of period	$2,469	$2,509	$2,469	$2,509

Other Current Assets

Major classes of other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$19,656	$13,434
Service receivables(1)	88	644
Other current receivables	4,815	1,804
Total other current assets	$24,559	$15,882
(1)
Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 18, Related Parties.

7.
Fiduciary Assets and Liabilities

The Company recognizes (i) fiduciary amounts payable to others as Fiduciary liabilities, and (ii) fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables in the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company had Fiduciary cash and receivables and Fiduciary liabilities of $2,146.9 million and $2,390.2 million as of September 30, 2022 and December 31, 2021, respectively.

8.
Leases

The Company has non-cancelable operating leases with various terms through August 2034 primarily for office space and office equipment.

The lease costs for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease costs:
Operating lease cost	$7,734	$5,906	$23,344	$18,015
Finance lease costs:
Amortization of leased assets	7	39	23	124
Interest on lease liabilities	—	1	1	3
Short term lease costs:
Operating lease cost	152	146	431	384
Finance lease costs:
Amortization of leased assets	2	3	6	7
Interest on lease liabilities	—	—	1	1
Sublease income	(122)	(113)	(319)	(292)
Lease cost – net	$7,773	$5,982	$23,487	$18,242

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$18,419	$19,615
Operating cash flows from finance leases			31	134
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			63,882	2,294
Weighted average discount rate (percent)
Operating leases			4.62%	3.75%
Finance leases			3.20%	3.10%
Weighted average remaining lease term (years)
Operating leases			7.6	6.0
Finance leases			2.1	2.7

Supplemental balance sheet information related to Lease right-of-use assets:

	September 30, 2022	December 31, 2021
Right-of-use assets – operating leases – net	$135,217	$84,778
Right-of-use assets – finance leases – net	66	96
Total lease right-of-use assets – net	$135,283	$84,874

Supplemental balance sheet information related to lease liabilities:

	September 30, 2022	December 31, 2021
Current lease liabilities
Operating	$19,114	$18,783
Finance	36	39
Non-current lease liabilities
Operating	135,040	74,386
Finance	30	57
Total lease liabilities	$154,220	$93,265

The estimated future minimum payments of operating and financing leases as of September 30, 2022:

	Finance Leases	Operating Leases
The remainder of 2022	$10	$4,721
2023	37	27,064
2024	18	25,346
2025	4	23,411
2026	—	22,063
Thereafter	—	84,516
Total undiscounted future lease payments	$69	$187,121
Less imputed interest	(3)	(32,967)
Present value lease liabilities	$66	$154,154

Average annual sublease income for the next six years is expected to be $0.3 million. The Company has two leases with inception dates prior to September 30, 2022 that have not yet commenced as of September 30, 2022, for a total future estimated lease liability of $45.7 million.

9.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies the debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	September 30, 2022	December 31, 2021
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00% as of September 30, 2022, LIBOR + 3.00% as of December 31, 2021, matures September 1, 2027	$1,573,319	$1,578,972
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	395,195	—
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00% as of September 30, 2022, LIBOR + up to 3.00% as of December 31, 2021, plus commitment fees up to 0.50%, matures July 26, 2026	395	387
Premium financing notes
Commercial notes, periodic interest and principal payments, 1.88-2.49%, expire May 1, 2023	2,942	—
Commercial notes, periodic interest and principal payments, 2.49%, expire June 1, 2023	1,224	—
Commercial notes, periodic interest and principal payments, 2.74%, expire June 21, 2023	4,883	—
Commercial notes, periodic interest and principal payments, 1.66%, expired June 1, 2022	—	1,656
Commercial notes, periodic interest and principal payments, 1.66%, expired July 15, 2022	—	745
Commercial notes, periodic interest and principal payments, 1.66%, expired July 21, 2022	—	3,973
Finance lease obligation	66	96
Units subject to mandatory redemption	4,594	4,267
Total debt	$1,982,618	$1,590,096
Less current portion	(29,157)	(23,469)
Long term debt	$1,953,461	$1,566,627

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of September 30, 2022, $1,617.0 million of the principal was outstanding and $0.3 million of interest was accrued. As of December 31, 2021, $1,629.4 million of the principal was outstanding and $0.2 million of interest was accrued. Unamortized deferred issuance costs on the Term Loan were $44.0 million and $50.6 million as of September 30, 2022 and December 31, 2021, respectively.

Revolving Credit Facility

As the Revolving Credit Facility had not been drawn on as of September 30, 2022, the deferred issuance costs related to the facility are included in Other non-current assets in the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. The Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility as of September 30, 2022 and December 31, 2021, which was included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

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

Senior Secured Notes

On February 3, 2022, the LLC issued $400.0 million of senior secured notes. The notes have a 4.38% interest rate and will mature on February 1, 2030. As of September 30, 2022, unamortized deferred issuance costs and discount were $7.7 million and the Company accrued $2.9 million of interest related to these notes.

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

As part of the Organizational Transactions, the Company acquired the entity (the “Preferred Blocker Entity”) through which Onex held its preferred unit interest in the LLC. The 260,000,000 Redeemable Preferred Units of the LLC owned by the Preferred Blocker Entity were converted through a series of transactions to LLC Common Units immediately after the acquisition. As the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision to Onex, there were no amounts outstanding related to the Redeemable Preferred Units in the Consolidated Balance Sheets as of September 30, 2022 or December 31, 2021.

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

Class A and Class B Common Stock

Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is initially entitled to 10 votes per share but, upon the occurrence of certain events as set forth in the Company’s amended and restated certificate of incorporation, will be entitled to one vote per share in the future. All holders of Class A common stock and Class B common stock vote together as a single class except as otherwise required by applicable law or our amended and restated certificate of incorporation.

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled.

Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.

Class X Common Stock

As part of the Organizational Transactions, the Company acquired the Common Blocker Entity (i.e. the entity through which Onex held its Class B common unit interest in the LLC). Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for shares of Class A common stock and a right to participate in the TRA. The Company issued shares of Class X common stock to Onex, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. The shares of Class X common stock have no economic or voting rights. There were no shares of Class X common stock outstanding as of September 30, 2022 or December 31, 2021.

Preferred Stock

There were no shares of preferred stock outstanding as of September 30, 2022 or December 31, 2021. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of September 30, 2022 or December 31, 2021.

Non-controlling Interest

In connection with the IPO and the Organizational Transactions, the Company became the sole managing member of the LLC. As a result, the Company began consolidating the LLC in its consolidated financial statements, resulting in a non-controlling interest related to the LLC Common Units not held by the Company on the consolidated financial statements. The non-controlling interest previously recognized in the LLC's historical consolidated financial statements represented the LLC's equity interests in an underlying subsidiary. As of September 30, 2022 and December 31, 2021, the Company owned 43.2% and 42.6%, respectively, of the economic interests of the LLC, while the non-controlling interest holders owned the remaining 56.8% and 57.4%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 57.4% and 57.7% for the three and nine months ended September 30, 2022, respectively. The non-controlling interest holders' weighted average ownership percentage was 57.5% for the three and nine months ended September 30, 2021.

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

IPO-related Awards

As a result of the Organizational Transactions, pre-IPO holders of the LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C

Incentive Units, collectively, the “Replacement Awards.” The reload awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards. This exchange resulted in a modification under ASC 718 Compensation- Stock Compensation.

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

	Nine Months Ended September 30, 2022
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,222,634	$21.15
Granted	—	—
Vested	1,122,032	21.15
Forfeited	25,075	21.15
Unvested at end of period	2,075,527	$21.15

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

	Nine Months Ended September 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	4,330,104	$22.95
Granted	—	—
Vested	447,302	22.42
Forfeited	72,771	22.51
Unvested at end of period	3,810,031	$23.00

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

	Nine Months Ended September 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	864,197	35.02
Vested	—	—
Forfeited	23,261	34.39
Unvested at end of period	840,936	$35.04

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

	Nine Months Ended September 30, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,592,319	$23.50
Granted	—	—
Exercised	—	—
Forfeited	36,032	23.50
Unvested at end of period	4,556,287	$23.50

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

	Nine Months Ended September 30, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	66,667	$23.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Unvested at end of period	66,667	$23.50

The fair value of Staking Options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Volatility	25.0%
Time to maturity (years)	9.1
Risk-free rate	1.19%
Fair value per unit	$7.82
Dividend yield	0.0%

Incentive Options

As part of the Company's annual compensation process, the Company issued Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock on a one-for-one basis. The Incentive Options vest over 5 years from the grant date, with 33.3% vesting in each of years 3, 4 and 5. Vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Nine Months Ended September 30, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	175,222	34.39
Exercised	—	—
Forfeited	4,830	34.39
Unvested at end of period	170,392	$34.39

The fair value of Incentive Options granted during the nine months ended September 30, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

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

The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows as of September 30, 2022:

September 30, 2022
Aggregate intrinsic value ($ in thousands)
Reload Options outstanding	$78,004
Reload Options exercisable	—
Staking Options outstanding	$1,141
Staking Options exercisable	—
Incentive Options outstanding	$1,062
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years)
Reload Options outstanding	8.8
Reload Options exercisable	—
Staking Options outstanding	9.8
Staking Options exercisable	—
Incentive Options outstanding	9.5
Incentive Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Nine Months Ended September 30, 2022
	Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	5,743,520	$23.84
Granted	—	—
Vested	2,346,798	23.84
Forfeited	—	—
Unvested at end of period	3,396,722	$23.84

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

	Nine Months Ended September 30, 2022
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,543,277	$25.05
Granted	—	—
Vested	27,419	24.41
Forfeited	—	—
Unvested at end of period	1,515,858	$25.06

Incentive RLUs

As part of the Company's annual compensation process, the Company issued Incentive RLUs to certain employees. The Incentive RLUs vest pro rata over 3 or 5 years from the grant date. Upon vesting, RLUs automatically convert on a one-for-one basis into LLC Common Units.

	Nine Months Ended September 30, 2022
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

	Nine Months Ended September 30, 2022
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

	Nine Months Ended September 30, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	2,116,667	$23.50
Granted	—	—
Vested	119,999	23.50
Forfeited	—	—
Unvested at end of period	1,996,668	$23.50

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

	Nine Months Ended September 30, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	300,000	34.39
Vested	—	—
Forfeited	—	—
Unvested at end of period	300,000	$34.39

Valuation Considerations

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company. The various Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for Restricted Common Units of equal value and are entitled to the same

TRA payments upon an exchange to Class A common stock. In order to value the Restricted Common Units, RLUs, and Class C Incentive Units, the Company is required to make certain assumptions with respect to select model inputs.

Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the Class C Incentive Units, the Company uses a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. The Monte Carlo simulation model uses the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company's stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate range of 1.9%-2.4% was based on U.S. Treasury rates commensurate with a term of 30 years. Due to the transfer restrictions on the IPO awards, a discount for lack of marketability was applied based on the term between when each Restricted Common Unit, IPO RLU, Staking Class C Incentive Unit, or Reload Class C Incentive Unit vests, and when it is released from the transfer restriction. The range of discounts from 6.0% to 19.1% were applied on the proportion of value associated with the receipt of Class A common stock upon the exchange of each Restricted Common Unit, IPO RLU, or Class C Incentive Unit.

Non-Employee Director Stock Grants

Starting in 2022, the Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are vested immediately upon grant. During the nine months ended September 30, 2022, the Company granted 53,159 Director Stock Grants. The Company recognized $0.2 million and $1.8 million of expense related to the Director Stock Grants during the three and nine months ended September 30, 2022, respectively.

Profit Sharing Contribution

In March 2022, the Company made a discretionary profit sharing contribution of 75,026 shares of Class A common stock, collectively, to certain employees' defined contribution retirement benefit plan accounts. The Company recognized $2.6 million of expense related to the profit sharing contribution during the nine months ended September 30, 2022.

Equity-Based Compensation Expense

As of September 30, 2022, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period is as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$10,526	1.4
IPO RSUs	61,308	4.6
Incentive RSUs	24,627	2.8
Reload Options	5,218	2.1
Staking Options	420	6.3
Incentive Options	1,712	3.5
Restricted Common Units	9,112	0.9
IPO RLUs	30,075	6.0
Incentive RLUs	3,609	1.8
Reload Class C Incentive Units	6,743	2.6
Staking Class C Incentive Units	18,351	5.4
Class C Incentive Units	5,116	5.3
Total unrecognized equity-based compensation expense	$176,817

The following table includes the equity-based compensation expense the Company realized in the three and nine months ended September 30, 2022 by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of September 30, 2022 in the same view.

	Recognized		Unrecognized
	Three Months Ended	Nine Months Ended	As of
	September 30, 2022	September 30, 2022	September 30, 2022
IPO awards
IPO RSUs and Staking Options	$5,262	$18,269	$61,728
IPO RLUs and Staking Class C Incentive Units	2,998	9,680	48,426
Incremental Restricted Stock and Reload Options	1,725	5,651	10,481
Incremental Restricted Common Units and Reload Class C Incentive Units	2,541	9,475	13,121
Pre-IPO incentive awards
Restricted Stock	1,187	3,989	5,263
Restricted Common Units	742	2,480	2,734
Post-IPO incentive awards
Incentive RSUs	2,293	4,843	24,627
Incentive RLUs	684	1,464	3,609
Incentive Options	126	278	1,712
Class C Incentive Units	278	595	5,116
Other expense
Director Stock Grants	220	1,780	N/A
Profit Sharing Contribution	—	2,580	N/A
Total equity-based compensation expense	$18,056	$61,084	$176,817

The Company recognized equity-based compensation expense of $18.1 million and $58.0 million for the three months ended September 30, 2022 and 2021, respectively. The Company recognized equity-based compensation expense of $61.1 million and $65.6 million for the nine months ended September 30, 2022 and 2021, respectively.

12.
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Ryan Specialty Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company's calculation. The basic and diluted loss per share for the three and nine months ended September 30, 2021 includes only the period from July 22, 2021 to September 30, 2021, which represents the period wherein the Company had outstanding Class A common stock subsequent to the IPO.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2021
Net income (loss)	$29,279	$117,475	$(32,590)
Net income attributable to the LLC before the Organizational Transactions	—	—	15,781
Net income (loss) attributable to non-controlling interests	17,534	74,318	(31,256)
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$11,745	$43,157	$(17,115)
Numerator:
Net income (loss) attributable to Class A common shareholders	$11,745	$43,157	$(17,115)
Add: Income attributed to substantively vested RSUs	165	596	—
Net income (loss) attributable to Class A common shareholders- basic	11,910	43,753	(17,115)
Add: Income attributed to dilutive shares	12,914	54,812	—
Net income (loss) attributable to Class A common shareholders- diluted	$24,824	$98,565	$(17,115)
Denominator:
Weighted-average shares of Class A common stock outstanding- basic	109,428,073	108,035,360	105,309,406
Add: Dilutive shares	156,924,316	157,035,379	—
Weighted-average shares of Class A common stock outstanding- diluted	266,352,389	265,070,739	105,309,406
Earnings (Loss) per Share:
Earnings (loss) per share of Class A common stock- basic	$0.11	$0.40	$(0.16)
Earnings (loss) per share of Class A common stock- diluted	$0.09	$0.37	$(0.16)

The following number of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2021
Restricted Stock	—	—	4,521,997
IPO RSUs	—	—	4,265,143
Reload Options	—	—	4,592,319
Staking Options	—	—	66,667
Restricted Common Units	—	—	6,631,926
IPO RLUs	—	—	1,543,277
Reload Class C Incentive Units	—	—	3,911,490
Staking Class C Incentive Units	—	—	2,116,667
Class C Incentive Units	300,000	300,000	—
Incentive Options	170,392	170,392	—
Conversion of non-controlling interest LLC Common Units (1)	—	—	142,727,157

(1)Weighted average units outstanding during the period.

13.
Derivatives

Redeemable Preferred Units Embedded Derivatives

As discussed in Note 10, Stockholders' and Members' Equity, the Company's IPO in July 2021 was a realization event triggering the payment of the make-whole provision related to the Redeemable Preferred Units to Onex. Consequently, the embedded derivatives related to the make-whole provision were no longer outstanding as of September 30, 2022. The Company recognized $16.3 million and $36.9 million of loss related to the Redeemable Preferred Units embedded derivatives during the three and nine months ended September 30, 2021. The losses were recognized in Other non-operating loss (income) within the Consolidated Statements of Income. The Company recognized the $36.9 million of loss related to the nine months ended September 30, 2021 in Other current assets and accrued liabilities on the Consolidated Statements of Cash Flows.

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. As of September 30, 2022, the fair value of the interest rate cap was $46.5 million, which is included in Other non-current assets on the Consolidated Balance Sheets. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of September 30, 2022, the interest rate cap continued to be an effective hedge. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income.

For the three months ended September 30, 2022, the $21.9 million increase in the fair value of the interest rate cap and $1.7 million of premium amortization were recognized in Other comprehensive income (loss). For the nine months ended September 30, 2022, the $21.0 million increase in the fair value of the interest rate cap and $2.9 million of premium amortization were recognized in Other comprehensive income (loss). As of September 30, 2022, the Company expects $14.6 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months.

14.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the “Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year. The Company recognized expense related to discretionary matching contributions in the amount of $4.2 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively, and $14.7 million and $10.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income and Current and Non-current Accrued compensation in the Consolidated Balance Sheets. As of September 30, 2022, $2.0 million and $8.9 million was included in Current Accrued compensation and Non-current Accrued compensation, respectively. As of December 31, 2021, $4.2 million was included in Non-current Accrued compensation in the Consolidated Balance Sheets.

All Risks Long-Term Incentive Plans

The ARL Long-Term Incentive Plans ("LTIP") were fully paid in the third quarter of 2022. Of the expense related to post-combination services, the Company recognized $19.8 million and $27.4 million related to these awards for the nine months ended September 30, 2022 and 2021, respectively. $5.2 million and $9.9 million of expense was recognized during the three months ended September 30, 2022 and 2021, respectively. The related expense was recognized in Compensation and benefits in the Consolidated Statements of Income. The Company made cash payments of $106.7 million and $31.0 million for the nine months ended September 30, 2022 and 2021, respectively. The LTIP accrual was $0 million and $91.0 million as of September 30, 2022 and December 31, 2021, respectively. The liability for these awards was recognized in Current Accrued compensation in the Consolidated Balance Sheets.

Forgivable Notes

Historically the Company offered forgivable notes to certain employees as an incentive, whereby the principal amount of forgivable notes and accrued interest is forgiven by the Company over the term of the notes, so long as the employee continues employment with Ryan Specialty and complies with certain contractual requirements. The aggregate balance of forgivable notes was $25.2 million and $31.2 million as of September 30, 2022 and December 31, 2021, respectively. This balance was included within Current and Non-current Prepaid incentives - net in the Consolidated Balance Sheets. The amortization expense associated with the forgiveness of the principal amount of the notes and accrued interest was recorded within Compensation and benefits in the Consolidated Statements of Income over the related service periods, which is consistent with the term of the notes. The Company recognized expense related to the forgivable notes of $1.5 million and $1.8 million during the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $5.5 million during the nine months ended September 30, 2022 and 2021, respectively. As of the end of 2020, the Company no longer issues forgivable notes as employee incentives.

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

The Company’s financial position, financial performance and cash flows effectively represent those of the LLC as of and for the period ended September 30, 2022, with the exception of Cash and cash equivalents of $28.3 million, the entire balance of the Tax Receivable Agreement liabilities of $302.4 million and Deferred tax assets of $399.0 million on the Consolidated Balance Sheets, which are attributable solely to the Company. As of December 31, 2021, the Tax Receivable Agreement liabilities of $272.1 million and $382.8 million of the Deferred tax assets on the Consolidated Balance Sheet were attributable solely to the Company.

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, and other accrued liabilities as of September 30, 2022 and December 31, 2021 approximate fair value because of the short-term duration of these instruments.

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

Interest Rate Cap

The Company uses an interest rate cap to manage its exposure to interest rate fluctuations related to the Company's Term Loan. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap are considered Level 2 inputs.

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA which are run through a series of simulations. As of September 30, 2022, the models use risk-free rates and expected volatility that range from 2.93% to 4.18% and 22.50% to 25.00%, respectively, and use a credit spread of 5.10%. As of December 31, 2021, the risk-free rates, expected volatility, and credit spread used in the models ranged from 0.06% to 0.85%, 15.0% to 35.0%, and 2.3% to 3.2%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. These discount rates range from 13.80% to 15.90%.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$46,543	$—	$—	$—	$—
Liabilities:
Debt (1)	$1,924,536	—	—	$1,631,412	$—	$—
Contingent purchase consideration	—	—	27,357	—	—	42,053
Total assets and liabilities measured at fair value	$1,924,536	$46,543	$27,357	$1,631,412	$—	$42,053

(1) As of September 30, 2022, this represents the Term Loan and Senior Secured Notes. As of December 31, 2021, only the Term Loan was outstanding. See Note 9, Debt.

There were no assets or liabilities that were transferred between fair value hierarchy levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	Nine Months Ended September 30,
	2022	2021
	Contingent Purchase Consideration	Make-Whole Provision on Redeemable Preferred Units	Contingent Purchase Consideration	Total
Balance at beginning of period	$42,053	$30,423	$22,096	$52,519
Total losses included in earnings	538	36,914	3,062	39,976
Settlements	(15,234)	(67,337)	(5,775)	(73,112)
Balance at end of period	$27,357	$—	$19,383	$19,383

During the nine months ended September 30, 2022 and 2021, there were no purchases, issues, sales, or transfers related to fair value measurements. During the nine months ended September 30, 2022, the $9.0 million and $6.2 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. During the nine months ended September 30, 2021, the $1.3 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.

17.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an excess and surplus lines and admitted markets intermediary, and in addition to ordinary course of business E&O exposure, the Company has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. As a result, from time to time the Company seeks to resolve early in the process, through a commercial accommodation, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured.

The Company purchases insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a $2.5 million retention amount per claim. The Company has historically maintained self-insurance reserves for the Company’s retention portion of the E&O exposure that is not insured. The Company periodically determines a range of possible reserve levels using the best available information that relies heavily on projecting historical claim data into the future.

The reserve for these and other non-E&O claims and business accommodations in the Consolidated Balance Sheets is above the lower end of the most recently determined range. Reserves of $4.0 million and $2.7 million were held for outstanding matters as of September 30, 2022 and December 31, 2021, respectively. The Company recognized $1.2 million and $1.0 million of expense for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current reserve levels may not be indicative of future claim activity. Thus, the reserve levels, which may be based on corresponding actuarial ranges, could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

18.
Related Parties

Ryan Re and Geneva Re

Ryan Re

Ryan Re was designed in 2018 to incubate a new reinsurance underwriting service offering. In 2019, Ryan Re was contributed to Geneva Ryan Holdings, LLC (“GRH”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan and other affiliated investors. One affiliated investor is an LLC Unitholder and a director of the Company, and another is an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment or variable interest in this entity. In 2019, the Company acquired a controlling interest of 47% of the common units in Ryan Re from GRH and was appointed the Managing Member of Ryan Re. GRH retained a 53% interest in this entity.

On March 31, 2021, GRH distributed a portion of its interest in Ryan Re to the two investors affiliated with Ryan Specialty. The Company subsequently acquired the remaining 53% of the common units in Ryan Re from GRH and the two affiliated investors. The valuation of the outstanding interest in Ryan Re was determined by an unrelated third party. Upon the Company acquiring the remaining 53% of common units, Ryan Re became a wholly owned subsidiary of the Company. The non-controlling interest presented on the Consolidated Statements of Income for the nine months ended September 30, 2021 includes amounts related to Ryan Re prior to it becoming a wholly owned subsidiary.

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

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.5 million due from Geneva Re under this agreement as of September 30, 2022 and December 31, 2021, respectively.

Ryan Re Services Agreement with Geneva Re and Nationwide

Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $1.3 million and $4.2 million as of September 30, 2022 and December 31, 2021, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of the aircraft of $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Consulting Arrangement with a Director

The Company previously contracted with Michael O’Halleran, a director of the Company, to provide consulting services. The contract concluded during the first half of 2022. Mr. O’Halleran’s compensation under the consulting agreement was $0.2 million annually, and was based on external market practices of similar positions for consultants or employees who are not members of the Board of Directors.

Employment of an Immediate Family Member of a Director

Michael O’Halleran’s son is an employee of the Company. He has been an employee of the Company since August 11, 2014. His total annual compensation for 2021 was $0.3 million, including production bonuses of $0.1 million. His total annual compensation for 2022 is expected to be $0.6 million, including production bonuses of $0.4 million. He also received benefits generally available to all employees. His compensation was determined in accordance with our standard employment and compensation practices.

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

The Company’s effective tax rate from continuing operations was 10.44% and 14.14% for the three months ended September 30, 2022 and 2021, respectively, and 7.90% and (3.06)% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 is different from the 21% statutory rate primarily as a result of the tax benefit from the vesting of Staking RSUs and the income attributable to the non-controlling interest. The effective tax rate for the nine months ended September 30, 2022 is different from the 21% statutory rate primarily as a result of the changes in state tax rates and the income attributable to the non-controlling interest. The quarterly effective tax rates for the three and nine months ended September 30, 2021 are different from the 21% statutory tax rate primarily as a result of the income attributable to the non-controlling interest.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2022, that if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets of $399.0 million and $382.8 million as of September 30, 2022 and December 31, 2021, respectively, and Deferred tax liabilities of $0.6 million as of September 30, 2022 and December 31, 2021 on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the nine months ended September 30, 2022 was primarily related to changes in the state tax rates, which resulted in a tax benefit on the Consolidated Statements of Income, to exchanges of LLC Common Units, which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity, and to the vesting of Staking RSUs, which resulted in a tax benefit on the Consolidated Statements of Income.

As of September 30, 2022, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $302.4 million related to these benefits on the Consolidated Balance Sheets as of September 30, 2022. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	15,857	2,199	5,033	23,089
Remeasurement - change in state rate	2,884	1,759	2,530	7,173
Balance at September 30, 2022	$155,445	$87,347	$59,570	$302,362

During the nine months ended September 30, 2022, the TRA liabilities increased $23.1 million due to an exchange of LLC Common Units for Class A common stock, which resulted in a decrease to Additional paid-in capital on the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity. During the same period, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.2 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.65%. The change was recognized in Other non-operating loss on the Consolidated Statements of Income.

Other Comprehensive Income (Loss)

The tax effects on the components of Other comprehensive income (loss) for the three and nine months ended September 30, 2022 were $(0.5) million and $(1.0) million, respectively, for Foreign currency translation adjustments, $(0.2) million and $(0.7) million, respectively, for Change in share of equity method investment in related party other comprehensive loss, and $2.6 million and $2.7 million, respectively, for Gain on interest rate cap. The tax effects on the components of Other comprehensive income (loss) were de minimis for the three and nine months ended September 30, 2021.

20.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for:
Interest	$62,796	$51,050
Income taxes	8,089	6,341
Non-cash investing and financing activities:
Issuance of Class A common stock in connection with Common Blocker Merger	$—	$21
Issuance of Class X common stock in connection with Common Blocker Merger	—	1

21.
Subsequent Events

The Company has evaluated subsequent events through November 10, 2022 and has concluded that no events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on March 16, 2022. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2022 and 2021 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

Corporate Structure

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

The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of the LLC and are taxed at the prevailing corporate tax rates. We intend to cause the LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement. See "Liquidity and Capital Resources - Tax Receivable Agreement" for additional information about the TRA.

COVID-19

While the COVID-19 pandemic, which was first recognized as a pandemic by the World Health Organization on March 11, 2020, has had a significant detrimental effect on numerous segments of the global economy, and we were forced to transition to a largely remote work environment during its peak, it provided opportunities for many aspects of our Wholesale Brokerage, Binding Authority, and Underwriting Management Specialties. We believe the pandemic resulted in an increased flow of submissions into the E&S market and a further hardening of E&S insurance rates (which had already been happening since 2019), thereby yielding higher premiums.

While we believe our business and operations have thus far performed at a high level of efficiency throughout the pandemic, the final impact of the pandemic remains uncertain, particularly if the pandemic persists beyond current expectations, new variants of the virus continue to develop, vaccines and boosters are either not widely embraced or prove to be less effective than anticipated and/or the global economy does not recover as expected, especially in light of current inflationary trends and other challenging macroeconomic conditions. The effects could yet have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for a discussion of the risks related to the COVID-19 pandemic or other similar health epidemics.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product and service capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product and service capabilities or provide us access to new markets. We have previously made, and intend to continue to make, acquisitions with the objective of enhancing our human capital and product and service capabilities, entering natural adjacencies, and expanding our geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy which requires acquisition targets to have a cultural and strategic fit, competition for these assets, purchase price multiples that we deem appropriate and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any material acquisitions at this time.

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2021, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 22.4%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.

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

Invest in Operation and Growth

We have invested heavily in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue to do so. We are focused on enhancing the breadth of our product and service offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry and markets. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products and services to both new and existing trading partners.

Generate Commission Regardless of the State of the Specialty Insurance Market

We earn commissions, which are calculated as a percentage of the total insurance policy premium, and fees. Changes in the insurance market or specialty lines that are our focus, characterized by a period of increasing (or declining) premium rates, could positively (or negatively) impact our profitability.

Managing Changing Macroeconomic Conditions

Growth in certain lines of business, such as project-based construction and M&A transactional liability insurance, is partially dependent on a variety of macroeconomic factors inasmuch as binding the underlying insurance coverage is subject to the underlying activity occurring. In periods of economic growth and liquid credit markets, this underlying activity can accelerate and provide tailwinds to our growth. In periods of economic decline and tight credit markets, this underlying activity can slow or be delayed and provide headwinds to our growth. As interest rates have rapidly risen, leading to friction in debt markets, we have started to observe some delays to both construction projects and M&A activity which, in turn, pauses the binding of construction and M&A transactional liability insurance policies. We believe over time these lines of business will continue to grow as the economy steadies and again grows.

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued with 21 named storms during the 2021 Atlantic hurricane season producing estimated damages of more than $70 billion, hurricane Ian in 2022, expected to be one of Florida's costliest storms, over 7.8 million acres burned in 2021 through wildfires in the United States, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms with these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the rate and flow of public company D&O policies into the wholesale channel in 2020 and 2021. Throughout 2022 as the public company D&O insurance markets stabilized, IPO markets have slowed, and new insurance capital that previously entered the market has impacted the public company D&O space, public company D&O rate decreases have accelerated. We believe these factors have also created opportunities for retailers to place some of that coverage directly.

Address Costs of Being a Public Company

As we are in the early stages of our operation as a public company, we will continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing best practices or requirements for public companies. We have incurred new expenses as a public company, including public reporting obligations, expenses for complying with securities laws and regulations, SOX compliance expenses, additional headcount, increased professional fees for accounting, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees, franchise taxes and insurance expenses.

Summary of Financial Performance Highlights

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%	2022	2021	$	%
GAAP financial measures
Total revenue	$411,996	$352,766	$59,230	16.8%	$1,290,178	$1,054,236	$235,942	22.4%
Compensation and benefits	274,108	286,538	(12,430)	(4.3)	858,439	737,825	120,614	16.3
General and administrative	48,991	38,754	10,237	26.4	139,851	96,984	42,867	44.2
Total operating expenses	350,652	353,496	(2,844)	(0.8)	1,079,919	922,861	157,058	17.0
Operating income (loss)	61,344	(730)	62,074	n/m	210,259	131,375	78,884	60.0
Net income (loss)	29,279	(32,590)	61,869	n/m	117,475	27,016	90,459	n/m
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	11,745	(1,334)	13,079	n/m	43,157	55,822	(12,665)	(22.7)
Compensation and benefits expense ratio (1)	66.5%	81.2%			66.5%	70.0%
General and administrative expense ratio (2)	11.9%	11.0%			10.8%	9.2%
Net income (loss) margin	7.1%	(9.2)%			9.1%	2.6%
Earnings (loss) per share (3)	$0.11	$(0.16)			$0.40	$(0.16)
Diluted earnings (loss) per share (3)	$0.09	$(0.16)			$0.37	$(0.16)
Non-GAAP financial measures*
Organic revenue growth rate	13.7%	28.9%			18.7%	25.6%
Adjusted compensation and benefits expense	$247,095	$212,590	$34,505	16.2%	$769,253	$625,452	$143,801	23.0%
Adjusted compensation and benefits expense ratio	60.0%	60.3%			59.6%	59.3%
Adjusted general and administrative expense	$48,084	$35,153	$12,931	36.8%	$130,774	$88,870	$41,904	47.2%
Adjusted general and administrative expense ratio	11.7%	10.0%			10.1%	8.4%
Adjusted EBITDAC	$116,817	$105,023	$11,794	11.2%	$390,151	$339,914	$50,237	14.8%
Adjusted EBITDAC margin	28.4%	29.8%			30.2%	32.2%
Adjusted net income	$66,560	$62,949	$3,611	5.7%	$237,774	$209,739	$28,035	13.4%
Adjusted net income margin	16.2%	17.8%			18.4%	19.9%
Adjusted diluted earnings per share	$0.25	$0.24			$0.88	$0.78

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
(3)
See "Note 12, Earnings (Loss) Per Share" of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

Comparison of the Three Months Ended September 30, 2022 and 2021

•
Revenue increased $59.2 million or 16.8% period-over-period to $412.0 million.
•
Compensation and benefits expense decreased $12.4 million, or 4.3% period-over-period, and the Compensation and benefits expense ratio decreased 14.7%, from 81.2% to 66.5%.
•
General and administrative expense increased $10.2 million, or 26.4% period-over-period, and the General and administrative expense ratio increased 0.9%, from 11.0% to 11.9%.
•
Total operating expenses decreased $2.8 million or 0.8% period-over-period to $350.7 million.
•
Operating income (loss) increased $62.1 million period-over-period to $61.3 million.
•
Net income (loss) increased by $61.9 million to period-over-period to $29.3 million.
•
Net income (loss) margin was 7.1% for the quarter, compared to (9.2)% in the same quarter last year.
•
Earnings (loss) per share and Diluted earnings (loss) per share were $0.11 and $0.09, respectively, for the three months ended September 30, 2022, compared to $(0.16) and $(0.16), respectively, in the same quarter last year.
•
Organic revenue growth rate for the quarter was 13.7%, compared to 28.9% in the same quarter last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $34.5 million, or 16.2% period-over-period, and the Adjusted compensation and benefits expense ratio decreased 0.3% from 60.3% to 60.0% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $12.9 million, or 36.8% period-over-period, and the Adjusted general and administrative expense ratio increased 1.7% from 10.0% to 11.7% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 11.2% period-over-period to $116.8 million— see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 1.4% period-over-period from 29.8% to 28.4% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased 5.7% period-over-period to $66.6 million — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income margin decreased 1.6% period-over-period from 17.8% to 16.2% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $0.25 for the three months ended September 30, 2022, compared to $0.24 in the same quarter last year —see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Comparison of the Nine Months Ended September 30, 2022 and 2021

•
Revenue increased $235.9 million or 22.4% period-over-period to $1,290.2 million.
•
Compensation and benefits expense increased $120.6 million, or 16.3% period-over-period, and the Compensation and benefits expense ratio decreased 3.5%, from 70.0% to 66.5%.
•
General and administrative expense increased $42.9 million, or 44.2% period-over-period, and the General and administrative expense ratio increased 1.6%, from 9.2% to 10.8%.
•
Total operating expenses increased $157.1 million or 17.0% period-over-period to $1,079.9 million.
•
Operating income (loss) increased $78.9 million period-over-period to $210.3 million.
•
Net income (loss) increased by $90.5 million to period-over-period to $117.5 million.
•
Net income (loss) margin was 9.1% for the period, compared to 2.6% in the same period last year.

•
Earnings (loss) per share and Diluted earnings (loss) per share were $0.40 and $0.37, respectively, for the nine months ended September 30, 2022, compared to $(0.16) and $(0.16), respectively, in the same quarter last year.
•
Organic revenue growth rate for the period was 18.7%, compared to 25.6% in the same period last year—see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $143.8 million, or 23.0% period-over-period, and the Adjusted compensation and benefits expense ratio increased 0.3% from 59.6% to 59.3% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $41.9 million, or 47.2% period-over-period, and the Adjusted general and administrative expense ratio increased 1.7% from 8.4% to 10.1% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased 14.8% period-over-period to $390.2 million— see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 2.0% period-over-period from 32.2% to 30.2% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased 13.4% period-over-period to $237.8 million — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income margin decreased 1.5% period-over-period from 19.9% to 18.4% — see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $0.88 for the nine months ended September 30, 2022, compared to $0.78 in the same period last year —see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily by commissions from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and fees are generally calculated as a percentage of the total insurance policy premium placed, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, amortization of the Company's interest rate cap, imputed interest on finance leases and contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company's Cash and cash equivalents balances.

Other Non-Operating Loss (Income)

In 2022, Other non-operating loss (income) includes a change related to the TRA liability caused by an update in our blended state tax rates. In 2021, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value was due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense (Benefit)

Income tax expense (benefit) includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods prior to March 31, 2021, our financial statements included the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income (loss) and Other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to "Note 10, Stockholders' and Members' Equity" of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2022	2021	$	%	2022	2021	$	%
Revenue
Net commissions and fees	$407,551	$352,610	$54,941	15.6%	$1,284,459	$1,053,800	$230,659	21.9%
Fiduciary investment income	4,445	156	4,289	2,749.4	5,719	436	5,283	1,211.7
Total revenue	$411,996	$352,766	$59,230	16.8%	$1,290,178	$1,054,236	$235,942	22.4%
Expenses
Compensation and benefits	274,108	286,538	(12,430)	(4.3)	858,439	737,825	120,614	16.3
General and administrative	48,991	38,754	10,237	26.4	139,851	96,984	42,867	44.2
Amortization	25,667	26,982	(1,315)	(4.9)	78,563	82,095	(3,532)	(4.3)
Depreciation	1,463	1,179	284	24.1	3,903	3,601	302	8.4
Change in contingent consideration	423	43	380	883.7	(837)	2,356	(3,193)	-135.5
Total operating expenses	$350,652	$353,496	$(2,844)	(0.8)%	$1,079,919	$922,861	$157,058	17.0%
Operating income (loss)	$61,344	$(730)	$62,074	(8503.3)%	$210,259	$131,375	$78,884	60.0%
Interest expense, net	28,864	21,193	7,671	36.2	75,462	60,224	15,238	25.3
Loss (income) from equity method investment in related party	(144)	(176)	32	(18.2)	414	(610)	1,024	(167.9)
Other non-operating loss (income)	(66)	16,211	(16,277)	(100.4)	6,832	45,547	(38,715)	(85.0)
Income (loss) before income taxes	$32,690	$(37,958)	$70,648	(186.1)%	$127,551	$26,214	$101,337	386.6%
Income tax expense (benefit)	3,411	(5,368)	8,779	(163.5)	10,076	(802)	10,878	(1,356.4)
Net income (loss)	$29,279	$(32,590)	$61,869	(189.8)%	$117,475	$27,016	$90,459	334.8%
GAAP financial measures
Revenue	$411,996	$352,766	$59,230	16.8%	$1,290,178	$1,054,236	$235,942	22.4%
Compensation and benefits	274,108	286,538	(12,430)	(4.3)	858,439	737,825	120,614	16.3
General and administrative	48,991	38,754	10,237	26.4	139,851	96,984	42,867	44.2
Net income (loss)	$29,279	$(32,590)	$61,869	(189.8)%	$117,475	$27,016	$90,459	334.8%
Compensation and benefits expense ratio	66.5%	81.2%			66.5%	70.0%
General and administrative expense ratio	11.9%	11.0%			10.8%	9.2%
Net income (loss) margin	7.1%	(9.2)%			9.1%	2.6%
Earnings (loss) per share	$0.11	$(0.16)			$0.40	$(0.16)
Diluted earnings (loss) per share	$0.09	$(0.16)			$0.37	$(0.16)
Non-GAAP financial measures*
Organic revenue growth rate	13.7%	28.9%			18.7%	25.6%
Adjusted compensation and benefits expense	$247,095	$212,590	$34,505	16.2%	$769,253	$625,452	$143,801	23.0%
Adjusted compensation and benefits expense ratio	60.0%	60.3%			59.6%	59.3%
Adjusted general and administrative expense	$48,084	$35,153	$12,931	36.8%	$130,774	$88,870	$41,904	47.2%
Adjusted general and administrative expense ratio	11.7%	10.0%			10.1%	8.4%
Adjusted EBITDAC	$116,817	$105,023	$11,794	11.2%	$390,151	$339,914	$50,237	14.8%
Adjusted EBITDAC margin	28.4%	29.8%			30.2%	32.2%
Adjusted net income	$66,560	$62,949	$3,611	5.7%	$237,774	$209,739	$28,035	13.4%
Adjusted net income margin	16.2%	17.8%			18.4%	19.9%
Adjusted diluted earnings per share	$0.25	$0.24			$0.88	$0.78
* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $54.9 million or 15.6% from $352.6 million to $407.6 million for the three months ended September 30, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 13.7% of organic revenue growth and 2.8% growth from the Keystone and Crouse acquisitions.

	Three Months Ended September 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$267,222	65.6%	$229,146	65.0%	$38,076	16.6%
Binding Authorities	55,607	13.6	52,795	15.0	2,812	5.3
Underwriting Management	84,722	20.8	70,669	20.0	14,053	19.9
Total net commissions and fees	$407,551		$352,610		$54,941	15.6%

Wholesale Brokerage net commissions and fees increased by $38.1 million or 16.6% period-over-period, primarily due to organic growth within this Specialty for the quarter as well as contributions from the Crouse acquisition.

Binding Authority net commissions and fees increased by $2.8 million or 5.3% period-over-period, primarily due to organic growth within the Specialty for the quarter as well as contributions from the Crouse acquisition.

Underwriting Management net commissions and fees increased by $14.1 million or 19.9% period-over-period, primarily due to organic growth within the Specialty for the quarter as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$394,934	96.9%	$338,335	96.0%	$56,599	16.7%
Supplemental and contingent commissions	5,289	1.3	8,313	2.4	(3,024)	(36.4)
Loss mitigation and other fees	7,328	1.8	5,962	1.7	1,366	22.9
Total net commissions and fees	$407,551		$352,610		$54,941	15.6%

Net commissions and policy fees grew 16.7%, slightly higher than the overall net commissions and fee revenue growth of 15.6% for the three months ended September 30, 2022 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions decreased 36.4% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 22.9% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense decreased by $12.4 million or 4.3% from $286.5 million to $274.1 million for the three months ended September 30, 2022 compared to the same period in 2021. The following were the principal drivers of this decrease:

•
A $45.1 million decrease from IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest;
•
Commissions increased $19.3 million or 18.3% period-over-period, driven by the 15.6% increase in Net Commissions and Fees discussed above;
•
The remaining increase of $13.4 million was driven by (i) the addition of 371 employees compared to the same period prior year, and (ii) growth in the business. Overall headcount increased to 3,798 full-time employees as of September 30, 2022 from 3,427 as of September 30, 2021.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 14.7% from 81.2% to 66.5% period-over-period.

In general, we expect to continue to experience a rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $10.2 million or 26.4% from $38.8 million to $49.0 million for the three months ended September 30, 2022 as compared to the same period in the prior year. A main driver of this increase was $7.0 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2021. The remaining increase of $3.2 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.9% from 11.0% to 11.9% period-over-period.

Amortization

Amortization expense decreased by $1.3 million or 4.9% from $27.0 million to $25.7 million for the three months ended September 30, 2022 compared to the same period in the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $26.6 million when comparing the balance as of September 30, 2022 to the balance as of September 30, 2021.

Interest Expense, Net

Interest expense, net increased $7.7 million or 36.2% from $21.2 million to $28.9 million for the three months ended September 30, 2022 compared to the same period in the prior year. The main drivers of the change in Interest expense, net for the three months ended September 30, 2022 is the issuance of $400.0 million of senior secured notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan. On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2022 we expect to incur approximately $4.5 million of interest expense associated with the upfront cost amortization of the cap. For the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $16.3 million to income of $0.1 million for the three months ended September 30, 2022 as compared to a loss of $16.2 million in the same period in the prior year. For the three months ended September 30, 2021 Other non-operating loss includes a $16.3 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units.

Income (Loss) Before Income Taxes

Due to the factors above, Income (loss) before income taxes increased $70.7 million from a loss of $38.0 million to income of $32.7 million for the three months ended September 30, 2022 compared to the same period in the prior year.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $8.8 million from a benefit of $5.4 million to an expense of $3.4 million for the three months ended September 30, 2022 as compared to the same period in the prior year due to the Company being allocated pre-tax book loss for the post-IPO period ended September 30, 2021 and pre-tax book income for the three months ended September 30, 2022. The income tax expense in the current period is offset by a tax benefit recognized as a result of Staking RSU vesting and the resulting increase in the Company's tax basis in excess of GAAP basis.

Net Income (loss)

Net income (loss) increased $61.9 million from a loss of $32.6 million to income of $29.3 million for the three months ended September 30, 2022 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $230.7 million or 21.9% from $1,053.8 million to $1,284.5 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 18.7% of organic revenue growth and 3.0% growth from the Keystone and Crouse acquisitions.

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$841,273	65.5%	$676,229	64.2%	$165,044	24.4%
Binding Authorities	178,351	13.9	161,436	15.3	16,915	10.5
Underwriting Management	264,835	20.6	216,135	20.5	48,700	22.5
Total Net commissions and fees	$1,284,459		$1,053,800		$230,659	21.9%

Wholesale Brokerage net commissions and fees increased by $165.0 million or 24.4% period-over-period, primarily due to organic growth within this Specialty for the quarter as well as contributions from the Crouse acquisition.

Binding Authority net commissions and fees increased by $16.9 million or 10.5% period-over-period, primarily due to organic growth within the Specialty for the quarter as well as contributions from the Crouse acquisition.

Underwriting Management net commissions and fees increased by $48.7 million or 22.5% period-over-period, primarily due to organic growth within the Specialty for the quarter as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$1,226,396	95.5%	$1,007,192	95.6%	$219,204	21.8%
Supplemental and contingent commissions	39,339	3.1	29,849	2.8	9,490	31.8
Loss mitigation and other fees	18,723	1.5	16,759	1.6	1,964	11.7
Total net commissions and fees	$1,284,459		$1,053,800		$230,659	21.9%

Net commissions and policy fees grew 21.8%, slightly lower than the overall net commissions and fee revenue growth of 21.9% for the nine months ended September 30, 2022 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased 31.8% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 11.7% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $120.6 million or 16.3% from $737.8 million to $858.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. The following were the principal drivers of this increase:

•
Commissions increased $77.6 million or 24.4% period-over-period, driven by the 21.9% increase in Net Commissions and Fees discussed above;
•
The remaining increase of $43.0 million was driven by a $72.7 million increase generated from (i) the addition of 371 employees compared to the same period prior year, and (ii) growth in the business. This growth was offset by a $14.5 million decrease to Initial public offering related expense, a $8.5 million decrease to Restructuring and related expense, and a $6.7 million decrease to Acquisition related long-term incentive compensation. Overall headcount increased to 3,798 full-time employees as of September 30, 2022 from 3,427 as of September 30, 2021.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 3.5% from 70.0% to 66.5% period-over-period.

In general, we expect to continue to experience a rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $42.9 million or 44.2% from $97.0 million to $139.9 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. A main driver of this increase was $20.4 million of increased travel and entertainment expense as travel restrictions associated with the pandemic began to lift compared to the same period in 2021. Insurance expense contributed $4.9 million to the period-over-period increase due to increased costs associated with being a public company. The remaining increase of $17.6 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in General and administrative expense ratio increase of 1.6% from 9.2% to 10.8% period-over-period.

Amortization

Amortization expense decreased by $3.5 million or 4.3% from $82.1 million to $78.6 million for the nine months ended September 30, 2022 compared to the same period in the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $26.6 million when comparing the balance as of September 30, 2022 to the balance as of September 30, 2021.

Interest Expense, Net

Interest expense, net increased $15.2 million or 25.3% from $60.2 million to $75.5 million for the nine months ended September 30, 2022 compared to the same period in the prior year. The main drivers of the change in Interest expense, net for the nine months ended September 30, 2022 was the issuance of $400.0 million of senior secured notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan. On April 7, 2022 the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2022 we expect to incur approximately $4.5 million of interest expense associated with the upfront cost amortization of the cap. For the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $38.7 million to $6.8 million for the nine months ended September 30, 2022 as compared to a loss of $45.5 million in the same period in the prior year. For the nine months ended September 30, 2022 Other non-operating loss includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the nine months ended September 30, 2021 Other non-operating loss includes a $36.9 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units as well as $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt in connection with a repricing.

Income (Loss) Before Income Taxes

Due to the factors above, Income (loss) before income taxes increased $101.3 million from $26.2 million to $127.6 million for the nine months ended September 30, 2022 compared to the same period in the prior year.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $10.9 million from a benefit of $0.8 million to an expense of $10.1 million for the nine months ended September 30, 2022 as compared to the same period in the prior year due to the Company being allocated pre-tax book loss for the post-IPO period ended September 30, 2021 and pre-tax book income for the nine months ended September 30, 2022, offset by an increase in the Company's state tax rate resulting in a tax benefit recognized related to the increase in our Deferred tax assets in the first quarter of 2022.

Net Income (Loss)

Net income (loss) increased $90.5 million from $27.0 million to $117.5 million for the nine months ended September 30, 2022 compared to the same period in the prior year as a result of the factors described above.

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

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended September 30,
	2022	2021
Total revenue growth rate (GAAP) (1)	16.8%	49.0%
Less: Mergers and acquisitions (2)	(2.8)	(18.8)
Change in other (3)	(0.3)	(1.3)
Organic revenue growth rate (Non-GAAP)	13.7%	28.9%
(1)
September 30, 2022 revenue of $412.0 million less September 30, 2021 revenue of $352.8 million is a $59.2 million period-over-period change. The change, $59.2 million, divided by the September 30, 2021 revenue of $352.8 million is a total revenue change of 16.8%. September 30, 2021 revenue of $352.8 million less September 30, 2020 revenue of $236.8 million is a $116.0 million period-over-period change. The change, $116.0 million, divided by the September 30, 2020 revenue of $236.8 million is a total revenue change of 49.0%. See “Comparison of the Three Months Ended September 30, 2022 and 2021” for further details.

(2)
The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended September 30, 2022 and three months ended September 30, 2021 was $9.9 million and $44.4 million, respectively.
(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended September 30, 2022 and three months ended September 30, 2021 was $0.9 million and $2.9 million, respectively.

	Nine Months Ended September 30,
	2022	2021
Total revenue growth rate (GAAP) (1)	22.4%	52.5%
Less: Mergers and acquisitions (2)	(3.0)	(26.7)
Change in other (3)	(0.7)	(0.2)
Organic revenue growth rate (Non-GAAP)	18.7%	25.6%
(1)
September 30, 2022 revenue of $1,290.2 million less September 30, 2021 revenue of $1,054.2 million is a $235.9 million period-over-period change. The change, $235.9 million, divided by the September 30, 2021 revenue of $1,054.2 million is a total revenue change of 22.4%. September 30, 2021 revenue of $1,054.2 million less September 30, 2020 revenue of $691.3 million is a $362.9 million period-over-period change. The change, $362.9 million, divided by the September 30, 2020 revenue of $691.3 million is a total revenue change of 52.5%. See “Comparison of the Nine Months Ended September 30, 2022 and 2021” for further details.
(2)
The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the nine months ended September 30, 2022 and nine months ended September 30, 2021 was $31.5 million and $184.4 million, respectively.
(3)
The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the nine months ended September 30, 2022 and nine months ended September 30, 2021 was $7.0 million and $1.2 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$411,996	$352,766
Compensation and benefits expense	$274,108	$286,538
Acquisition-related expense	(21)	—
Acquisition related long-term incentive compensation	(7,383)	(10,333)
Restructuring and related expense	(19)	(895)
Amortization and expense related to discontinued prepaid incentives	(1,533)	(1,759)
Equity-based compensation	(5,530)	(3,371)
Initial public offering related expense	(12,527)	(57,590)
Adjusted compensation and benefits expense (1)	$247,095	$212,590
Compensation and benefits expense ratio	66.5%	81.2%
Adjusted compensation and benefits expense ratio	60.0%	60.3%

(1)
Adjustments to Compensation and benefits expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$1,290,178	$1,054,236
Compensation and benefits Expense	$858,439	$737,825
Acquisition-related expense	(122)	—
Acquisition related long-term incentive compensation	(22,181)	(28,837)
Restructuring and related expense	(724)	(9,246)
Amortization and expense related to discontinued prepaid incentives	(5,075)	(5,441)
Equity-based compensation	(18,009)	(11,259)
Initial public offering related expense	(43,075)	(57,590)
Adjusted compensation and benefits expense (1)	$769,253	$625,452
Compensation and benefits expense ratio	66.5%	70.0%
Adjusted compensation and benefits expense ratio	59.6%	59.3%
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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$411,996	$352,766
General and administrative expense	$48,991	$38,754
Acquisition-related expense	(716)	(106)
Restructuring and related expense	—	(2,465)
Initial public offering related expense	(191)	(1,030)
Adjusted general and administrative expense (1)	$48,084	$35,153
General and administrative expense ratio	11.9%	11.0%
Adjusted general and administrative expense ratio	11.7%	10.0%
(1)
Adjustments to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$1,290,178	$1,054,236
General and administrative expense	$139,851	$96,984
Acquisition-related expense	(2,767)	(2,128)
Restructuring and related expense	(4,993)	(4,286)
Other non-recurring expense	—	(354)
Initial public offering related expense	(1,317)	(1,346)
Adjusted general and administrative expense (1)	$130,774	$88,870
General and administrative expense ratio	10.8%	9.2%
Adjusted general and administrative expense ratio	10.1%	8.4%
(1)
Adjustments to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

Adjusted EBITDAC and Adjusted EBITDAC Margin

We define Adjusted EBITDAC as Net income (loss) before Interest expense, net, Income tax expense (benefit), Depreciation, Amortization, and Change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted compensation and benefits expense and Adjusted general and administrative expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net income (loss). Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is Net income (loss) margin. These measures start with consolidated Net income (loss) and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$411,996	$352,766
Net income (loss)	$29,279	$(32,590)
Interest expense, net	28,864	21,193
Income tax expense (benefit)	3,411	(5,368)
Depreciation	1,463	1,179
Amortization	25,667	26,982
Change in contingent consideration	423	43
EBITDAC	$89,107	$11,439
Acquisition-related expense (1)	737	106
Acquisition related long-term incentive compensation (2)	7,383	10,333
Restructuring and related expense (3)	19	3,360
Amortization and expense related to discontinued prepaid incentives (4)	1,533	1,759
Other non-operating loss (income) (5)	(66)	16,211
Equity-based compensation (6)	5,530	3,371
IPO related expenses (7)	12,718	58,620
(Income) from equity method investments in related party	(144)	(176)
Adjusted EBITDAC	$116,817	$105,023
Net income (loss) margin (8)	7.1%	(9.2)%
Adjusted EBITDAC margin	28.4%	29.8%

(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were de minimis for the three months ended September 30, 2022, while General and administrative expenses contributed to $0.7 million and $0.1 million of the acquisition-related expense for the three months ended September 30, 2022 and 2021, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of Compensation and benefits were de minimis for the three months ended September 30, 2022 and $0.9 million for the three months ended September 30, 2021, and General and administrative costs including occupancy and professional services fees of $2.5 million for the three months ended September 30, 2021, related to the Restructuring Plan. The Compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(5)
For the three months ended September 30, 2022, Other non-operating loss (income) includes $0.1 million of sublease income. For the three months ended September 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $16.3 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
IPO related expenses include $0.2 million and $1.0 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the three months ended September 30, 2022 and 2021, respectively, and compensation-related expense of $12.5 million and $57.6 million for the three months ended September 30, 2022 and 2021, respectively, primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(8)
Net income (loss) margin is Net income (loss) as a percentage of Total revenue.

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$1,290,178	$1,054,236
Net income (loss)	$117,475	$27,016
Interest expense, net	75,462	60,224
Income tax expense (benefit)	10,076	(802)
Depreciation	3,903	3,601
Amortization	78,563	82,095
Change in contingent consideration	(837)	2,356
EBITDAC	$284,642	$174,490
Acquisition-related expense (1)	2,889	2,128
Acquisition related long-term incentive compensation (2)	22,181	28,837
Restructuring and related expense (3)	5,717	13,532
Amortization and expense related to discontinued prepaid incentives (4)	5,075	5,441
Other non-operating loss (income) (5)	6,832	45,547
Equity-based compensation (6)	18,009	11,259
Other non-recurring expense (7)	—	354
IPO related expenses (8)	44,392	58,936
(Income) from equity method investments in related party	414	(610)
Adjusted EBITDAC (9)	$390,151	$339,914
Net income (loss) margin (10)	9.1%	2.6%
Adjusted EBITDAC margin	30.2%	32.2%
(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million for the nine months ended September 30, 2022, while General and administrative expenses contributed to $2.8 million and $2.1 million of the acquisition-related expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(3)
Restructuring and related expense consists of Compensation and benefits of $0.7 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively, related to the Restructuring Plan. The Compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(5)
For the nine months ended September 30, 2022, Other non-operating loss (income) includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the nine months ended September 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction. For the nine months ended September 30, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million for the nine months ended September 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(8)
IPO related expenses include $1.3 million and $1.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the nine months ended September 30, 2022 and 2021, respectively, and compensation-related expense of $43.1 million and $57.6 million for nine months ended September 30, 2022 and 2021, respectively, primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(9)
Consolidated Adjusted EBITDAC does not reflect a deduction for the Adjusted EBITDAC associated with the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of Ryan Re.
(10)
Net income (loss) margin is Net income (loss) as a percentage of Total revenue.

Adjusted Net Income and Adjusted Net Income Margin

We define Adjusted net income as tax-effected earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-related expenses, costs associated with the IPO, and certain exceptional or non-recurring items. The most comparable GAAP financial metric is Net income (loss). Adjusted net income margin is calculated as Adjusted net income as a percentage of Total revenue. The most comparable GAAP financial metric is Net income (loss) margin. These measures start with consolidated Net income (loss) and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

Following the IPO the Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For comparability purposes, this calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of the LLC.

A reconciliation of Adjusted net income and Adjusted net income margin to Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$411,996	$352,766
Net income (loss)	$29,279	$(32,590)
Income tax expense (benefit)	3,411	(5,368)
Amortization	25,667	26,982
Amortization of deferred debt issuance costs (1)	3,033	2,777
Change in contingent consideration	423	43
Acquisition-related expense (2)	737	106
Acquisition related long-term incentive compensation (3)	7,383	10,333
Restructuring and related expense (4)	19	3,360
Amortization and expense related to discontinued prepaid incentives (5)	1,533	1,759
Other non-operating loss (income) (6)	(66)	16,211
Equity-based compensation (7)	5,530	3,371
IPO related expenses (8)	12,718	58,620
(Income) / loss from equity method investments in related party	(144)	(176)
Adjusted income before income taxes	$89,523	$85,428
Adjusted tax expense (9)	(22,963)	(22,479)
Adjusted net income	$66,560	$62,949
Net income (loss) margin (10)	7.1%	(9.2)%
Adjusted net income margin	16.2%	17.8%
(1)
Interest expense, net includes amortization of deferred debt issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were de minimis for the three months ended September 30, 2022, while General and administrative expenses contributed to $0.7 million and $0.1 million of the acquisition-related expense for the three months ended September 30, 2022 and 2021, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of Compensation and benefits were de minimis for the three months ended September 30, 2022 and $0.9 million for the three months ended September 30, 2021, and General and administrative costs including occupancy and professional services fees of $2.5 million for the three months ended September 30, 2021, related to the Restructuring Plan. The Compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(6)
For the three months ended September 30, 2022, Other non-operating loss (income) includes $0.1 million of sublease income. For the three months ended September 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $16.3 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
IPO related expenses include $0.2 million and $1.0 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the three months ended September 30, 2022 and 2021, respectively, and compensation-related expense of $12.5 million and $57.6 million for the three months ended September 30, 2022 and 2021, respectively, primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.

(9)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three months ended September 30, 2022 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three months ended September 30, 2021 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.31% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
(10)
Net income (loss) margin is Net income (loss) as a percentage of Total revenue.

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Total revenue	$1,290,178	$1,054,236
Net income (loss)	$117,475	$27,016
Income tax expense (benefit)	10,076	(802)
Amortization	78,563	82,095
Amortization of deferred debt issuance costs (1)	9,017	8,546
Change in contingent consideration	(837)	2,356
Acquisition-related expense (2)	2,889	2,128
Acquisition related long-term incentive compensation (3)	22,181	28,837
Restructuring and related expense (4)	5,717	13,532
Amortization and expense related to discontinued prepaid incentives (5)	5,075	5,441
Other non-operating loss (income) (6)	6,832	45,547
Equity-based compensation (7)	18,009	11,259
Other non-recurring items (8)	—	354
IPO related expenses (9)	44,392	58,936
(Income) / loss from equity method investments in related party	414	(610)
Adjusted income before income taxes	$319,803	$284,635
Adjusted tax expense (10)	(82,029)	(74,896)
Adjusted net income	$237,774	$209,739
Net income (loss) margin (11)	9.1%	2.6%
Adjusted net income margin	18.4%	19.9%
(1)
Interest expense, net includes amortization of deferred debt issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million for the nine months ended September 30, 2022, while General and administrative expenses contributed to $2.8 million and $2.1 million of the acquisition-related expense for the nine months ended September 30, 2022 and 2021, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of Compensation and benefits of $0.7 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively, related to the Restructuring Plan. The Compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 14, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the unaudited quarterly consolidated financial statements for further discussion.
(6)
For the nine months ended September 30, 2022, Other non-operating loss (income) includes a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the nine months ended September 30, 2021, Other non-operating loss (income) includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined in the Onex Purchase Agreement as a Qualified Public Offering or a Sale Transaction. For the nine months ended September 30, 2021, Other non-operating loss (income) also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.4 million for the nine months ended September 30, 2021. Other non-recurring items include one-time professional services costs associated with term debt repricing, one-time non-income tax charges, and tax and accounting consultancy costs associated with potential structure changes.
(9)
IPO related expenses include $1.3 million and $1.3 million of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services on IPO-related structure changes for the nine months ended September 30, 2022 and 2021, respectively, and compensation-related expense of $43.1 million and $57.6 million for nine months ended September 30, 2022 and 2021, respectively, primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(10)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the nine months ended September 30, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the nine months ended September 30, 2021, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.31% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
(11)
Net income (loss) margin is Net income (loss) as a percentage of Total revenue.

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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30, 2022
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Net income (loss) attributed to non-controlling interests (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$24,824	$(13,079)	$17,534	$37,281	$—	$66,560
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	266,352	—	—	—	4,153	270,505
Net income (loss) per share of Class A common stock- diluted	$0.09	$(0.05)	$0.07	$0.14	$—	$0.25
(1)
Adjustment removes the impact of Net income (loss) attributed to dilutive awards and substantively vested RSUs to arrive at Net income (loss) attributable to Ryan Specialty Holdings, Inc. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)
For comparability purposes, this calculation incorporates the Net income (loss) that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. 144,085 weighted average outstanding LLC Common Units were considered dilutive for the three months ended September 30, 2022 and included in the 266,352 Weighted-average shares outstanding within Diluted EPS. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin.”
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

	Three Months Ended September 30, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income attributable to the LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted net income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted diluted earnings per share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(17,115)	$15,781	$(31,256)	$95,539	$—	$62,949
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,309	—	142,727	—	19,684	267,721
Net income (loss) per share of Class A common stock- diluted	$(0.16)	$0.15	$(0.12)	$0.39	$(0.02)	$0.24
(1)
For comparability purposes, this calculation incorporates the Net income (loss) and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin.”
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

	Nine Months Ended September 30, 2022
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Net income (loss) attributed to non-controlling interests (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$98,565	$(55,408)	$74,318	$120,299	$—	$237,774
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	265,071	—	—	—	5,011	270,082
Net income (loss) per share of Class A common stock- diluted	$0.37	$(0.21)	$0.28	$0.46	$(0.02)	$0.88

(1)
Adjustment removes the impact of Net income (loss) attributed to dilutive awards and substantively vested RSUs to arrive at Net income (loss) attributable to Ryan Specialty Holdings, Inc. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)
For comparability purposes, this calculation incorporates the Net income (loss) that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. 144,004 weighted average outstanding LLC Common Units were considered dilutive for the three months ended September 30, 2022 and included in the 265,071 Weighted-average shares outstanding within Diluted EPS. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin.”
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

	Nine Months Ended September 30, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income attributable to the LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted net income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted diluted earnings per share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(17,115)	$75,387	$(31,256)	$182,723	$—	$209,739
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,309	—	142,727	—	19,684	267,721
Net income (loss) per share of Class A common stock- diluted	$(0.16)	$0.72	$(0.44)	$0.74	$(0.06)	$0.78
(1)
For comparability purposes, this calculation incorporates the Net income (loss) and weighted average shares of Class A common stock that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. See “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin.”
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 12, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally held in very liquid securities with a focus on preservation of principal. To minimize investment risk, we and our subsidiaries maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $704.9 million and $635.6 million as of September 30, 2022 and 2021, respectively, and fiduciary receivables of $1,442.0 million and $1,281.0 million as of September 30, 2022 and 2021, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $833.0 million of Cash and cash equivalents on the Consolidated Balance Sheets as of September 30, 2022, $130.2 million is held in fiduciary accounts representing collected revenue and is available to be transferred to operating accounts and used for general corporate purposes.

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

As of September 30, 2022, the interest rate on the Term Loan was SOFR plus 3.00%, subject to a 75 basis point floor.

As of September 30, 2022, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the nine months ended September 30, 2022.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA as a result of transaction, we expect future payments under the TRA as a result of transactions as of September 30, 2022 will be $302.4 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the event of a permissible early termination of the TRA the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments. The Company has not made and is not likely to make an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes (1)	Pre-IPO M&A Tax Attributes (2)	TRA Payment Tax Attributes (3)	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	15,857	2,199	5,033	23,089
Remeasurement - change in state rate	2,884	1,759	2,530	7,173
Payments	—	—	—	—
Balance at September 30, 2022	$155,445	$87,347	$59,570	$302,362

Total expected estimated tax savings from each of the tax attributes associated with the TRA are (1) Exchange Tax Attributes of $182.9 million, (2) Pre-IPO M&A Tax Attributes of $102.8 million, and (3) TRA Payment Tax Attributes of $70.1 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Cash and cash equivalents increased $419.4 million from $413.7 million at September 30, 2021 to $833.1 million at September 30, 2022. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 decreased $3.4 million from the nine months ended September 30, 2021 to $151.0 million. Net income increased $90.5 million, Commissions and fees receivable decreased $18.3 million, and Non-cash equity-based compensation increased $14.2 million, all increasing cash flows from operating activities during the nine months ended September 30, 2022 compared with the same period in the prior year. This was offset by a $131.3 million decrease in Other current and non-current assets and accrued liabilities associated with the final payment of the All Risks Long-Term Incentive Plans during the nine months ended September 30, 2022 compared with the same period in the prior year.

Cash Flows from Investing Activities

Cash flows used for investing activities during the nine months ended September 30, 2022 were $11.7 million, a decrease of $333.8 million compared to the $345.5 million of cash flows used for investing activities during the nine months ended September 30, 2021. The main driver of the cash flows used for investing activities in the nine months ended September 30, 2022 was $12.0 million of capital expenditures, compared to the $343.2 million acquisition of the Preferred Blocker Entity from Onex, $6.4 million of capital expenditures, and a $4.1 million offset related to Prepaid incentive repayments for the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2022 were $260.3 million, a decrease of $85.8 million compared to cash flows provided by financing activities of $346.1 million during the nine months ended September 30, 2021. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2022 were the Bond issuance of $394.0 million, offset by the net change in fiduciary liabilities of $54.8 million, the cash distributions to LLC Unitholders of $32.7 million, payment of interest rate cap premium of $25.5 million, the repayment of term debt of $12.4 million, and the payment of contingent consideration of $6.2 million. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2021 was the issuance of Class A common stock in the IPO of $1,455.2 million and the net change in fiduciary liabilities of $52.4 million, offset by the repurchase of pre-IPO LLC units and Alternative TRA payments of $780.4 million, the repurchase of Class A common stock in the IPO of $183.6 million, the repurchase of Redeemable Preferred Units from the Founder Group for $78.3 million, $48.4 million in cash paid for the remaining 53% non-controlling common equity interest in Ryan Re, $47.0 million of cash distributions paid to pre-IPO unitholders, and $12.4 million repayment of term debt.

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

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of September 30, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2022
Current accrued compensation	$—
Non-current accrued compensation	171
Total liability	$171
Projected future expense	484
Total projected future cash outflows	$656

Projected Future Cash Outflows
(in thousands)
2022	$—
2023	—
2024	—
2025	—
Thereafter	$656
Within “Note 4, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of September 30, 2022, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2022
Current accounts payable and accrued liabilities	$7,388
Other non-current liabilities	19,969
Total liability	$27,357
Projected future expense	5,577
Total projected future cash outflows	$32,934

Projected Future Cash Outflows
(in thousands)
2022	$—
2023	7,837
2024	—
2025	25,097
Thereafter	$—

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

Recent Accounting Pronouncements

For a description of any recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2, Significant Accounting Policies” in the notes to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks in the day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the nine months ended September 30, 2022, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of September 30, 2022, we had $1,617.0 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of September 30, 2022, and December 31, 2021, as determined based upon information available.

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

On April 29, 2022, the Company entered into the Fourth Amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition its Eurocurrency Rate (LIBOR) to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

10.1

Amended and Restated Tax Receivable Agreement, dated as of August 9, 2022, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

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

10.7	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: November 10, 2022	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)