Form 10-K
period 2022-12-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2023-03-01
CIK 1849253

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2022 (the last day of the Registrant’s most recently completed second quarter) was $4,643,347,751.

On February 27, 2023, the Registrant had 259,652,100 shares of common stock outstanding, consisting of 113,174,820 shares of Class A common stock, $0.001 par value, and 146,477,280 shares of Class B common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14 which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

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
•
“All Risks Acquisition”: In September 2020, Ryan Specialty acquired All Risks.
•
“Annual Report”: This Annual Report on Form 10-K, filed with the SEC on or about March 1, 2023.
•
“Binding Authority”: Our Binding Authority receives submissions for insurance directly from retail brokers, evaluates price, and makes underwriting decisions regarding these submissions based on narrowly prescribed guidelines provided by carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.
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
•
“Credit Facility”: The Term Loan and the Revolving Credit Facility.
•
“E&O”: Errors and omissions.
•
“E&S”: Excess and surplus lines. In this insurance market, insurance carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates relative to the Admitted market.
•
“Family Group”: (i) In the case of a member of the LLC or a LLC Employee who is an individual, such individual’s spouse, parents, and descendants (whether natural or adopted) and any trust or estate planning vehicle or entity solely for the benefit of such individual and/or the individual’s spouse, parents, descendants and/or other relatives, and (ii) in the case of a member of the LLC or a LLC Employee that is a trust, the beneficiary of such trust.
•
“Founder”: Patrick G. Ryan.
•
“Founder Group”: Founder, members of the Founder’s Family Group, and Founder’s affiliates.
•
“IPO”: Initial public offering.
•
“LLC”: Ryan Specialty, LLC, together with its parent New LLC, and their subsidiaries.
•
“LLC Common Units”: Non-voting common interest units following the Organizational Transactions initially of the LLC on and prior to September 30, 2021 and then subsequently of New LLC.
•
“LLC Operating Agreement”: the Seventh Amended and Restated Limited Liability Company Agreement of the LLC, as amended.
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
•
“New LLC”: New Ryan Specialty, LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Holdings, Inc.
•
“New LLC Operating Agreement”: The Amended and Restated Limited Liability Company Agreement of New LLC, as amended.
•
“Onex”: Onex Corporation and its affiliates, a holder of LLC Units and Redeemable Preferred Units prior to the Organizational Transactions, and one of our stockholders following the Organizational Transactions.
•
“Organizational Transactions”: The series of organizational transactions completed by the Company in connection with the IPO, as described in Note 1 to the consolidated audited financial statements contained in the Form 10-K filed with the SEC on March 16, 2022.
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
•
“Ryan Parties”: Patrick G. Ryan and certain members of his family and various entities and trusts over which Patrick G. Ryan and his family exercise control.
•
“SEC”: The Securities and Exchange Commission.
•
“Securities Act”: Securities Act of 1933, as amended.
•
“Senior Secured Notes”: The 4.375% senior secured notes due 2030 issued on February 3, 2022.
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
•
“Underwriting Management”: Our Underwriting Management Specialty administers a number of MGUs, MGAs, and programs that offer commercial and personal insurance for specific product lines or industry classes. Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as provided by carriers, quoting, binding, and issuing policies on behalf of Ryan Specialty’s carrier trading partners which retain the insurance underwriting risk.
•
“Wholesale Brokerage”: Our Wholesale Brokerage Specialty distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines, and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, anticipated amount and timing of cost savings relating to the restructuring plan, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•
errors in, or ineffectiveness of, our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers, and agents;
•
failure to maintain, protect and enhance our brand or prevent damage to our reputation;
•
a reduction in insurer capacity;
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
•
impairment of goodwill and intangibles;
•
the impact on our operations and financial condition from the effects of a pandemic or the outbreak of a contagious disease and resulting governmental and societal responses;
•
any failure to maintain our corporate culture;
•
the inability to maintain rapid growth and generate sufficient revenue to maintain profitability;
•
the loss of clients or business as a result of consolidation within the retail insurance brokerage industry;
•
the impact if our MGA or MGU programs are terminated or changed;
•
unsatisfactory evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business, and markets;
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
•
our international operations expose us to various international risks, including exchange rate fluctuations and risks resulting from geopolitical tensions;
•
the impact of governmental regulations, legal proceedings, and governmental inquiries related to our business;
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
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

i

PART I

Item 1. Business

Overview

Founded by Patrick G. Ryan in 2010, Ryan Specialty is a service provider of specialty products and solutions for insurance brokers, agents, and carriers. We provide distribution, underwriting, product development, administration, and risk management services by acting as a wholesale broker and a managing underwriter with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents, and carriers.

For retail insurance brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite, and service these same risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London, which we refer to as Lloyd’s. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions, and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Our plan for continued growth includes positioning ourselves as a pioneer in ever-changing markets, attracting and developing industry-leading talent, broadening our product offerings organically and inorganically, and further entrenching our deep industry relationships. We have been successful in each of these areas through our relentless focus on serving each of our key constituents:

•
Retail Insurance Brokers: Global, national, regional, and local retail insurance brokers rely on us to provide expertise in specialty insurance lines and access to the best available coverage options on behalf of insureds. Importantly, unlike some of our competitors, we have no retail operations, freeing us from potential channel conflicts with our retail brokerage trading partners.
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

Who We Are

We are the second-largest U.S. P&C insurance Wholesale Broker, according to premium volume reported in the 2022 Business Insurance broker rankings Special Report. Our distribution network encompasses over 680 individuals directly responsible for revenue generation in either Wholesale Brokerage or Binding Authority (each, a “Producer” and together, the “Producers”) who provide us access to over 17,000 retail insurance brokerage firms and over 200 insurance carriers. We are compensated for providing services primarily by commissions and fees.

Our business was founded to address the growing need for specialists in the increasingly important E&S market. For the year ended December 31, 2022, 74% of the total premiums we placed were in the E&S market. The growing relevance of the E&S market has been driven by the rapid emergence of large, complex and high-hazard risks across many lines of insurance. This trend continued in 2022, with 14 named storms – including Hurricane Ian with estimated losses of $50 to $65 billion during the 2022 Atlantic hurricane season – following 21 named storms totaling over $70 billion in estimated losses during the 2021 Atlantic hurricane season, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business.

Compared to Admitted carriers, E&S insurance carriers often have more flexibility to quickly adjust coverage terms, pricing, and conditions in response to market needs and dynamics. This practice is commonly referred to as “freedom of rate and form,” which can facilitate coverage that would not otherwise be attainable. With greater flexibility, E&S underwriters can tailor insurance products to meet emerging risks, the needs of insureds, and the risk appetite of insurance carriers. As a result, the emergence of complex, unique or otherwise hard-to-place risks, and the need for specialty solutions, have driven meaningful growth within the E&S market.

Based on data from AM Best, the U.S. E&S market (which comprised $83 billion of direct written premium in 2021) has grown at a CAGR of 9.1%, compared to 4.2% for the U.S. Admitted market, between 2010 and 2021. E&S market share as a percentage of total U.S. commercial insurance premium increased from 13.5% in 2010 to 20.6% in 2021. We believe the higher rate of growth of the E&S market is due to the shift towards complex risks, insulating the E&S market from broader economic trends. We expect that this trend will continue.

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

Our growth has been further supported by the rapid consolidation among retail insurance brokers and the consolidation of their wholesaler trading partner relationships. During 2022, retail insurance brokers completed 987 merger and acquisition (“M&A”) transactions during the preceding twelve-month period according to OPTIS Partners, compared to 1,034 in 2021, 795 in 2020, and 206 in 2010. According to Business Insurance, this M&A velocity contributed to the Top 100 retail brokers growing revenue by over 19% in 2021. As retail brokers have become larger, they have looked to establish relationships with fewer, more trusted wholesale brokers. This approach, commonly known as “wholesale panel consolidation,” ensures that the retail brokers have quality, clarity, and consistency across their operations and insurance placement. The trend of wholesale panel consolidation started in 2011 among global retail insurance brokers and was subsequently replicated by middle-market retail brokers. We believe that retail insurance brokers favor having us on their wholesale panels as a preferred trading partner because we have national scale, top-flight talent, a full suite of product solutions, and are free from channel conflicts with their retail operations. As retail insurance brokers continue to grow and consolidate their wholesale panels, we expect that the amount of premiums we place from these existing retail broker relationships will grow.

Similarly, there has been meaningful consolidation among P&C insurance carriers over the past decade. This carrier consolidation likewise provided more opportunities for a smaller group of well-positioned insurance specialists best equipped to provide the necessary services with the requisite scale and talent.

Our core value proposition to retail insurance brokers and carriers is delivering best-in-class intellectual capital. Our people are our source of intellectual capital. We have sought to attract, develop, and retain many of the most skilled specialty insurance professionals in the industry. We seek to attract leading talent into our organization by offering a purpose-driven culture, a wide range of opportunities for career advancement and a platform for success through the breadth of our retail insurance broker relationships. We have access to over 17,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers. We have been highly successful in our recruiting and retention efforts and are a destination of choice for top-tier talent. Since the beginning of 2018, we have recruited 79 Producers who are now responsible for $524 million of annual premiums (figures exclude Producers who are not associated with a discrete book of business). Each of the cohorts of Producers hired between 2016 and 2021 generated revenue which exceeded compensation costs by their second year. Ensuring individual Producer book of business growth is critical for our business as it supports our organic growth, motivates our Producers, and fosters retention. In 2022, our Producer retention rate was 97%. We continue to make significant investments in people. We have formalized our Producer sourcing and development program through the establishment of Ryan Specialty University, allowing us to even more effectively cultivate talent across all specialties. We expect this program will continue to drive growth in the future.

Our Producers are able to offer retail insurance brokers multi-channel access to E&S and Admitted markets through our three Specialties: Wholesale Brokerage, Binding Authority, and Underwriting Management.

•
Wholesale Brokerage: Our Wholesale Brokerage Specialty operates predominantly under the brand “RT Specialty” along with others such as "RT ProExec" and "CERT." Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines, and workers’ compensation insurance products from insurance carriers to retail brokerage firms. We provide insurance carriers with efficient variable-cost distribution in all 50 states through our extensive relationships with retail brokers. For the years ended December 31, 2022 and 2021, our Wholesale Brokerage Specialty generated $1,129.2 million in net commission and fees, representing 66.0% of our net commission and fees and $932.0 million in net commission and fees, representing 65.1% of our net commission and fees, respectively.
•
Binding Authority: Our Binding Authority Specialty operates under the “RT Specialty” and “RT Binding Authority” brands. Binding Authority provides timely and secure access to our carrier trading partners that have delegated underwriting authority and critical administrative and distribution responsibilities to us through our in-house binding agreements. A significant component of our growth in a majority of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria which allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. For the years ended December 31, 2022 and 2021, our Binding Authority Specialty generated $231.0 million in net commission and fees, representing 13.5% of our net commission and fees and $209.6 million in revenue, representing 14.6% of our net commission and fees, respectively.
•
Underwriting Management: Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “Ryan Specialty Underwriting Managers.” Our Underwriting Management Specialty offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through 22 MGAs and MGUs, which act on behalf of insurance carriers. These carriers have provided us the authority to design, underwrite and bind coverage, and administer policies for specific risks. We also have a National Specialty Programs Platform that, together with our MGAs and MGUs, offers commercial insurance for specific product lines or industry classes. Ryan Specialty Underwriting Managers offers a broad distribution platform through a network of retail and wholesale brokers including RT Specialty. For the years ended December 31, 2022 and 2021, our Underwriting Management Specialty generated $351.6 million in net commission and fees, representing 20.5% of our net commission and fees and $290.6 million in revenue, representing 20.3% of our net commission and fees, respectively.

We have significantly enhanced our human capital, product capabilities and geographic footprint through strategic acquisitions. Since inception, we have partnered with over 40 firms through acquisition. These firms represent a diverse mix of specialties and geographies, allowing us to better service both existing and prospective trading partners. The targets that we acquired in 2021 and 2020 had revenues for the unaudited twelve-month period prior to acquisition of $34.0 million and $239.7 million, respectively. In January 2023, we acquired certain assets of Griffin Underwriting Services, which had unaudited trailing twelve-month revenues of $23.0 million at the time of acquisition. We are highly selective in our M&A strategy and focus on partners that share our long-term approach, inclusive culture and commitment to integrity and client centricity. We primarily source our acquisitions through proprietary dialogue with potential partners and selectively take part in auction processes in which we believe we have a differentiated approach or value proposition. We take a consistent and disciplined approach to deal structuring and integration in order to best ensure that our partners are positioned to succeed after the acquisition.

We believe that we have a number of competitive advantages in M&A compared to our competition, including robust access to capital, freedom of channel conflict in the retail market with our retail insurance broker clients, the ability to leverage our distribution platform and back-office operations to drive revenue and cost synergies through a systematic approach to integration, and a strong underlying value proposition. We have typically sought to partner with entrepreneurs who are seeking to join a firm that can give them broader product capabilities and enhanced access to retail insurance brokers and carriers. We believe we are the partner of choice for firms and teams seeking to benefit from the resources of a larger organization without sacrificing culture, entrepreneurial spirit, and the desire to grow. We continuously evaluate acquisitions, maintain a robust pipeline, and are currently in active dialogue with several potential new partners. We have previously made, and intend to continue to pursue, acquisitions with the objective of enhancing our human capital, product capabilities, natural adjacencies, and geographic footprint.

Our largest acquisition to date is All Risks, which closed in September 2020. All Risks was the fourth largest wholesale distributor in the United States at the time of the acquisition, according to Business Insurance’s 2020 rankings. All Risks possessed all of the key attributes we sought in an acquisition partner: it had a track record of strong organic revenue growth, enhanced our market presence, was accretive to our talent base, complementary in products and geography, and possessed a high-quality management team that was both aligned with our culture and sought to remain active in the business. Members of the executive team who joined as part of the All Risks Acquisition are now leading our efforts to further develop both our national, fully integrated Binding Authority Specialty and our program platform, the latter of which is part of our Underwriting Management Specialty. We believe these capabilities complement our Wholesale Brokerage Specialty by enhancing access to specialized product offerings across our business and driving growth. All Risks is a natural fit within our Company as demonstrated by our excellent Producer retention; since the All Risks Acquisition was completed, as of December 31, 2022, retention has been consistent with Ryan Specialty's historical retention.

The All Risks Acquisition advanced many of our strategic priorities, including leveraging technology to drive both productivity and efficiency. As an expert in binding authority, All Risks is able to cost-efficiently secure coverage for smaller-premium policies through its best-in-class operating model that drives efficiency and eliminates unnecessary data entry and duplicative work. We are on track to complete the merger of the binding authority service model, technology platform, and premium scale of All Risks with our differentiated technology platform, The Connector, in 2023.

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

Our financial performance reflects the strength of our strategy and business model, including a 20.4% and 40.7% increase in revenue from year ended December 31, 2021 to December 31, 2022 and year ended December 31, 2020 to December 31, 2021, respectively. This rapid pace of growth was accompanied by an increase in Diluted earnings (loss) per share from a diluted loss per share of $0.07 in 2021, related to the post-IPO period, to diluted earnings per share of $0.52 in 2022. Our Adjusted diluted earnings per share also increased from $1.08 in 2021 to $1.15 in 2022. Please see “Note 13, Earnings (Loss) Per Share” in the footnotes to the Consolidated Financial Statements in this Annual Report for additional information. Adjusted diluted earnings per share is a non-GAAP metric. For a reconciliation of Adjusted diluted earnings per share to its most directly comparable GAAP metric,

Diluted earnings (loss) per share, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures and Key Performance Indicators.”

Industry Overview

As a wholesale distributor, we operate within the broader P&C insurance distribution market, which comprises both wholesale insurance brokers and retail insurance brokers. Wholesale and retail insurance brokers facilitate the placement of P&C insurance products in both the E&S and Admitted markets.

P&C Insurance Market

Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted or “standard” market and the E&S market. Approximately 79% of U.S. premiums are generated through the Admitted market, which has highly regulated rates and policy forms. As a result, products in the Admitted market are relatively uniform in price and coverage. According to data from AM Best, the E&S market comprised $83 billion of direct written premium in 2021. In the E&S market, insurance carriers have more flexibility to customize rates and coverage. This flexibility facilitates the underwriting of risks which are characterized by a complex profile, unique nature, size or are otherwise difficult to place. The overall top five U.S. writers of E&S products in 2021 included: Berkshire Hathaway Inc., American International Group, Inc., Markel Corporation, Fairfax Financial Group, and W.R. Berkley Corporation, with whom we maintain meaningful relationships. Lloyd’s, which represents a market of 90 syndicates, is also a prominent player in the E&S space and approximately 17% of 2021 E&S premiums in the United States was for insurance coverage placed in the Lloyd’s market according to AM Best.

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

Wholesale Insurance Distribution Market

The wholesale insurance distribution market enhances efficiencies for both retail insurance brokers and insurance carriers. Retail insurance brokers rely on wholesale distributors, such as ourselves, to assist in securing insurance coverage for complex or specialty risks. The primary market for these insurance placements is the E&S market, where retail insurance brokers often must utilize wholesaler distributors who have distinct expertise and execution capabilities with specialized carriers. According to AM Best, over the past five years wholesalers were involved in placing approximately 87% to 91% of annual E&S premiums. E&S insurance carriers rely on wholesale insurance distributors for product expertise and distribution capabilities. By leveraging Ryan Specialty as a wholesale distributor, E&S insurance carriers are able to access a national network that includes over 17,000 retail insurance brokerage firms in a highly efficient manner, while simultaneously enhancing the quality of policy submissions by using a knowledgeable counterparty. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.

Wholesale distributors, who are typically compensated through commissions paid by the insurance carrier, share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Wholesale distributors can also receive fees in addition to commissions for placing certain insurance policies. Wholesale distributors generally utilize one of three methods to place insurance risks into the E&S market:

1.
Wholesale brokerage: 57% of 2021 E&S premiums were placed by wholesale insurance brokers without binding authority, according to AM Best. This method, also referred to as “open brokerage,” is most similar to our Wholesale Brokerage Specialty and includes a wide range and diversified mix of products.

2.
Wholesale brokerage with binding authority: 20% of 2021 E&S premiums were placed by wholesale insurance brokers with binding authority, according to AM Best. This method is most similar to our Binding Authority Specialty and utilizes in-house binding agreements, with a relatively limited scope of delegated authority, to facilitate rapid execution.
3.
Program manager, MGA/MGU: 10% of 2021 E&S premiums were placed by program managers, including MGUs and MGAs, according to AM Best. This method is most similar to our Underwriting Management Specialty and allows wholesale distributors to underwrite coverage on behalf of an insurance carrier for a specific type of risk, with relatively expansive delegated authority subject to agreed-upon guidelines and limits.

The following summarizes the U.S. insurance distribution value chain:

Standard Risks
Admitted Carrier
Bespoke and Larger Complex Risks
RT RYAN TURNER SPECIALTY
Wholesale Broker
Submitted on an unbound basis
Insurance Needs
Insured
Retail Insurance Agent
Bespoke and Larger Complex Risks
RYAN SPECIALTY UNDERWRITING MANAGERS
Underwriting Manager
Submitted on a bound basis
E&S or Specialty Insurance Carrier
Transactional and Smaller Complex Risks
RT BINDING AUTHORITY
Binding Authority
Submitted on a bound basis

How We Win

We believe our success is attributable to providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale and level of quality unmatched by most of our competitors. These characteristics have allowed us to consistently win business and grow faster than our competition.

Compete with best-in-class intellectual capital and drive consistent innovation: Historically, wholesale distributors simply provided retail insurance brokers with E&S market access. We believe this practice is an antiquated go-to-market approach. The inherent weakness of this model has been illuminated as retail insurance brokers have consolidated and the risks placed into the E&S market have grown larger, more complex and higher hazard. We are able to thrive by not just providing market access, but by also constantly offering differentiated and innovative solutions. Our professionals have extensive industry experience and deep product knowledge, allowing us to develop bespoke solutions in addition to providing distribution. By harnessing our collective knowledge, creativity, and relationships, we offer our clients and trading partners the expertise necessary to pursue new industries and new opportunities in an increasingly complex world. In order to foster our culture of innovation, we focus on recruiting, retaining, and developing the best-in-class wholesale professionals in the industry.

Deep connectivity with retail brokerage firms: While we empower our Producers to develop strong relationships with individual retail insurance brokers, we also engage with retail brokerage firms holistically. Our executive management team has long-standing relationships with the leadership teams at numerous retail brokerage firms; many of these relationships pre-date some of our management’s tenure at Ryan Specialty. Reporting to our executive management team are practice leaders who are aligned to the distribution channels within many retail brokerage firms. We employ experienced practice leaders across all broad classes of business, including property, casualty, and professional & executive liability coverages, in addition to specialists who run highly focused distribution channels such as construction, cyber, transportation, renewable energy, professional liability, alternative risk, and transactional liability. Through our comprehensive connectivity with retail brokerage firms, we are able to deliver holistic, higher-quality, and more consistent solutions. We believe it takes strategic organizational design, deep existing relationships between retail brokerage firms, and executive management, practice leaders, and individual retail producers, as well as meaningful scale and top-tier talent, to achieve this level of connectivity.

Collaborative relationships with insurance carriers: We align with our carrier trading partners, providing them with access to specialized and often proprietary binding authority and underwriting management capabilities, broad distribution and deep industry expertise. We alleviate our more than 200 carrier trading partners of administrative burdens by offering 22 MGAs/MGUs and our National Programs Platform which together offer commercial insurance for specific product lines or industry classes. The diversity of our offerings enables our carrier trading partners to cost-efficiently access new risk classes in a timely manner, including on a delegated authority basis. We believe our carrier relationships are built on trust, industry credibility, and a proven track record of delivering attractive underwriting results. We work with the largest insurance carriers in the E&S industry, which have consistently provided us long-term capital support. We are trading partners with each of the top 25 U.S. E&S insurance carriers as ranked by AM Best, numerous Lloyd’s syndicates, U.K. and other international insurance companies. As a reflection of the strength of these relationships, our carrier trading partners will refer acquisition candidates to us, or proactively engage with us to develop new programs.

Comprehensive, full service product offering: Our success has been driven by our ability to provide a broad and innovative product offering that continues to meet the needs of our trading partners, regardless of complexity or risk profile. To provide this comprehensive level of service, we have developed a full suite of products, relationships, and capabilities. Our Wholesale Brokerage Producers are highly regarded for their ability to procure coverage for the largest, most complex, and high-hazard risks. Our Wholesale Brokers are able to place policies for challenging risks such as coastal condos, power generators, kidnap and ransom exposures, hospitals, trucking fleets, and waste haulers. Our Binding Authority Producers are renowned for their ability to quickly bind smaller accounts with unique attributes. Our Underwriting Management Specialty offers retail and wholesale brokers a wide assortment of risk solutions for highly specialized needs, such as: renewable energy, construction, cyber, transportation, transactional liability, long-term care facilities, M&A representations and warranties, and catastrophe-exposed properties. Our comprehensive suite of products and services and our broad geographic footprint allow us to place coverage for nearly any risk brought to us by the over 17,000 retail insurance brokerage firms with which we do business. We believe that it would be difficult for a new entrant to replicate the intellectual capital behind the breadth and depth of our product offerings.

Free of channel conflict with retailer brokers: Our fundamental philosophy is that our clients’ interests must always come first. In developing our distribution strategy, we have proactively avoided channel conflicts with our clients, including in retail insurance distribution. Many of our competitors, including some of our largest, have taken a different approach. We believe that the divergence in strategy has facilitated and solidified our presence on the wholesale panels of nearly all of the most significant retail brokerage firms. Our position on numerous wholesale panels and aligned interests with retail insurance brokers enhances our reputation as a destination of choice for the most talented producers, enhances the market opportunity for our existing Producers and cements our position as a source of intellectual capital for insuring specialty risks.

Visionary, iconic, and aligned leadership team: We were founded by Patrick G. Ryan, a widely respected entrepreneur and global insurance leader who previously founded Aon, the second-largest global retail insurance broker, and who served as Aon’s Chairman and/or CEO for 41 years. Mr. Ryan serves as our Chairman and CEO and is joined by an experienced leadership team, each member of which has significant exposure in the wholesale distribution market. For example, Timothy W. Turner began his career in the insurance industry in 1987. Prior to joining Ryan Specialty, he was with CRC Insurance Services, Inc. for 10 years and was its President at the time of his departure. Our management team and employees also have significant alignment with stockholders. As of December 31, 2022, we had over 600 employee stockholders, including all of our top 50 Producers. Our management team and employees remain committed to our vision of market leadership by providing differentiated intellectual capital, building trusted relationships and pioneering risk solutions.

Our Strategy

We intend to grow our business by pursuing the following strategies:

Attract, retain, and develop human capital: Our people are the key to our success, so we have long focused on attracting and developing the most talented professionals in the industry. Since the beginning of 2018, we have recruited 79 Producers who are now responsible for $524 million of annual premiums (figures exclude Producers who are not associated with a discrete book of business). Each of the recruited Producer cohorts of 2016, 2017, 2018, 2019, 2020, and 2021 generated revenue that exceeded compensation costs by their second year. In recent years, we have formalized our production sourcing and development program, which was substantially enhanced by All Risks University, and which has further evolved into Ryan Specialty University. This development platform allows us to cultivate talent across all levels and specialties. We are able to retain new and tenured employees alike by offering unprecedented market access, supporting Producers in growing their books and providing broad opportunities for rapid career advancement within our organization. For example, in 2022 and 2021, 83% and 87%, respectively, of our Producers grew their book of business. Our ability to retain top talent is highlighted by the fact that since the All Risks Acquisition was completed, as of December 31, 2022, retention has been consistent with Ryan Specialty’s historical retention rates.

Lead with innovation in an ever-changing market: We believe that change is inevitable and necessary. Accordingly, our business is built to respond to rapidly shifting market conditions by constantly looking for ways to broaden and enhance our product offerings. For example, many of our 10 de novo MGUs were formed to respond to emerging risks such as life sciences (LifeScienceRisk®), renewable energy (PERse®), excess commercial general liability (Emerald Underwriting Managers), cyber (EmergIn Risk), and professional liability (CorRisk). We developed Ryan Re Underwriting Managers, LLC (“Ryan Re”) to serve as an MGU in collaboration with Nationwide to create new opportunities for both organizations to grow their presence in the specialty lines market, which in turn expanded the reach of our underwriting management services into the reinsurance market. We created The Connector to be a unique technology entrant into the E&S space. The Connector allows us to better serve retail insurance brokers by placing their smaller-premium accounts efficiently, evaluating more of their submissions rapidly, and binding more policies for them cost-effectively. We believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets. Further to this effort, we acquired Keystone Risk Partners, representing our entrance into the alternative capital market and captive management business. Keystone advances our mission, allowing us to better serve our retail brokers to find innovative solutions for their clients. It also represents a niche growth opportunity in E&S to build and design coverage structures for some of the most complex risks, while allowing insureds greater control over their long-term insurance costs. We have identified the following markets as near-term potential growth opportunities: employee benefits, nursing homes, alternative risk offerings, cyber, transportation, and New York construction and habitational spaces.

Pursue strategic acquisitions and align interests to enhance the network effect: Since our inception, we have a history of successfully executing and integrating acquisitions across a diverse mix of specialties and geographies. Our acquisition strategy is centered on increasing our intellectual capital, distribution reach, and product capabilities, which mutually reinforce one another. We take a consistent and disciplined approach to deal structuring and integration in order to ensure both that our partners are positioned to succeed after the acquisition and interests are aligned between ourselves and our new teammates. When we acquire Wholesale Brokerage businesses, they gain access to over 17,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers and exclusive product capabilities. When we acquire Underwriting Managers, they gain access to our wholesale Producers, deep carrier relationships, and visionary leadership. As we continue to grow, these positive network effects become stronger. The connectivity among our Specialties, as well as with key trading partners, enhances the value of our platform to recruited Producers and presents a highly attractive value proposition to acquisition partners.

Deepen and broaden our relationships with retail broker trading partners: Retail insurance brokers have multiple wholesale distribution relationships, even those that have consolidated their wholesale panels. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2022, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our 2022 organic revenue growth rate of 16.4%. Key to deepening our relationships with retail insurance brokers will be expanding our product offerings and enhancing our geographic footprint through organic initiatives, continued producer hires, and strategic acquisitions. In addition to deepening our relationships with existing clients, we will continue to broaden our footprint by establishing new retail broker trading partner relationships. Beyond the traditional wholesale P&C opportunities, we also expect to continue to expand our alternative risk offerings and develop a wholesale employee benefits specialty.

Build the largest and most comprehensive national binding authority business: We believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market, providing us with meaningful growth opportunities. National scale in E&S distribution, underwriting expertise, and broad access to carrier capacity are key to building a cohesive binding authority platform. We have been diligently focused on all three elements and our efforts accelerated with the All Risks Acquisition, which is renowned for its binding authority capabilities. With a nationally scaled binding authority operation, as well as the capabilities existing within our Underwriting Management Specialty, we expect to be able to comprehensively address the opportunities in the delegated authority market, which represented 30% of E&S premiums in 2021 according to AM Best (inclusive of binding authority and program manager business).

Invest in operations, invest in growth: We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market. These investments include core operational functions, ongoing new hire efforts, a visionary management team, and a robust acquisition integration effort. In addition, we have amassed a large underlying data set based on the over 2.1 million total policy submissions we receive annually. We expect to leverage this data set to further refine our pricing models, enhance our placement advice, and increase our efficiency. Even while deliberately making these investments, we have been able to generate substantial cash flow and drive operating leverage. We have historically used our cash flow to invest in the business and fund acquisitions. We expect to continue fortifying our platform to support future expansion and sustain significant organic growth.

Our Specialties

Wholesale Brokerage

Our Wholesale Brokerage Specialty is primarily focused on specialty insurance products that retail brokers and carriers have difficulty placing on their own due to the unique nature or size of the risk. Our Wholesale Brokerage professionals are creative and highly skilled problem solvers, assisting retail insurance brokers in crafting customized solutions. We pride ourselves on providing strategic advice, from coverage strategy and conception all the way through claims activity. To achieve optimal client outcomes, our professionals utilize both their expertise and our leading capabilities and resources. For the year ended December 31, 2022, our Wholesale Brokerage Specialty generated $1,129.2 million in net commission and fees, representing 66.0% of our total net commission and fees. Wholesale Brokerage operates predominantly under the brand “RT Specialty.”

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

Our Wholesale Brokerage Specialty has extensive relationships with blue-chip insurance carriers and retail insurance brokers. With regard to entities that our Wholesale Brokerage Specialty has a relationship with, there are no material concentrations in retail insurance brokers (top five: 27.5% of 2022 revenue), insurance carriers (top five: 22.7% of 2022 revenue), or internal Producers (top five: 18.9% of 2022 revenue). These concentration statistics reflect both Wholesale Brokerage and Binding Authority Specialties, as many producers utilize both placement strategies. During 2022, we conducted business with thousands of retail brokerage firms, including substantially all of the 100 largest United States retail brokers as identified by Business Insurance in 2021. We also work with small to mid-size retail brokerage firms that do not have direct access to certain of the insurance carriers with which we do business. We continue to benefit from the consolidation of wholesale broking relationships by many retail brokers due to our expertise, execution, and absence of conflicts with most retail brokers’ core businesses.

Binding Authority

We believe our Binding Authority Specialty to be among the largest binding authority platforms in the nation. For the year ended December 31, 2022, our Binding Authority Specialty generated $231.0 million in net commission and fees, representing 13.5% of our total net commission and fees. Our Binding Authority Specialty also operates under the brands “RT Specialty” and “RT Binding Authority.”

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
•
Property: Vacant, Coastal, Distressed, Warehouse, Subsidized Housing, Student Housing.
•
Other: Workers’ Compensation, Builder’s Risk, Contractor’s Equipment, Motor Truck Cargo, Hole-In-One, Crime.

Underwriting Management

Underwriting Management offers insurance carriers cost-effective, specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGAs and MGUs, which act on behalf of insurance carriers that have given us relatively broad authority to underwrite and bind coverage, as well as critical product design, administrative and distribution responsibilities, for specific risks, and (often proprietary) National Programs that offer commercial and personal insurance for specific product lines or industry classes. Professionals in the Underwriting Management Specialty often have a meaningful percentage of their compensation tied to underwriting performance to align interests with those of our carrier trading partners. For the year ended December 31, 2022, our Underwriting Management Specialty generated $351.6 million in net commission and fees, representing 20.5% of our total net commission and fees. Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “Ryan Specialty Underwriting Managers.”

Our Underwriting Managers distribute a highly targeted suite of specialty insurance solutions. Our MGAs and MGUs include:

AgRisk UNDERWRITERS

ALIVE RISK

CAPITAL BAY UNDERWRITING

CorRisk SOLUTIONS

EMERALD UNDERWRITING MANAGERS

EmergIn Risk®

Global Special Risks

irwin siegel agency
INSURANCE PROGRAMS & RISK MANAGEMENT

JEM UNDERWRITING MANAGERS LLC

LifeScienceRisk®

PERse®
POWER • ENERGY • RISK
securing the environment

RYANRE
UNDERWRITING MANAGERS

RYAN SPECIALTY DENMARK

RYAN SPECIALTY NORDICS

RYAN SPECIALTY | TRANSPORTATION UNDERWRITING MANAGERS

RYAN | TRANSACTIONAL RISK

SapphireBlue®

STARTPOINT
EXECUTIVE RISKS®

SUITELIFE
UNDERWRITING MANAGERS

TRU TechnicalRisk® UNDERWRITERS

TRIDENT
MARINE MANAGERS

wkfc®
underwriting managers

Our Organizational Structure

The Company is the sole managing member of New LLC. New LLC was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and Ryan Specialty, LLC. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders and New LLC exchanged equity interests in Ryan Specialty, LLC for LLC Common Units in New LLC, with the intent that New LLC be the new holding company for Ryan Specialty, LLC interests. As Ryan Specialty, LLC is substantively the same as New LLC, for the purpose of this document we will refer to both New LLC and Ryan Specialty, LLC as the “LLC”.

Our Resilience Through COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that negatively affected certain aspects of our business and the markets and communities in which we, our trading partners, and clients operate. It also provided additional opportunities for certain aspects of our business. Against this backdrop, it is noteworthy that the resilience of our operations and the ability to continue to scale our business in most or all environments seems to have been validated. Our leadership took decisive, timely steps aimed at protecting the health and safety of our employees and clients by closing nearly all in-office operations, restricting business travel and transitioning to a remote work environment in mid-March 2020. The investments we made over the years in our culture, trading partner relationships, business, and technology have allowed us to stay on track to exceed performance goals set prior to the pandemic. We began to transition back into the office in the spring of 2022 and have incorporated remote work flexibility into our post-pandemic operating model.

Our Recent Acquisitions

In September 2020, Ryan Specialty acquired 100% of the equity of All Risks, an insurance specialist providing services in wholesale brokerage and delegated underwriting authority, in exchange for consideration of approximately $1.2 billion.

In December 2021, Ryan Specialty acquired Crouse and Associates (“Crouse”) and certain assets of Keystone Risk Partners, LLC (“Keystone”). Crouse became part of RT Specialty which deepens our transportation practice, adds excess and general liability expertise, as well as other property and casualty risks. Keystone expands our offerings to our retail broker and agent trading partners by facilitating access to alternative risk capital.

In January 2023, Ryan Specialty acquired certain assets of Griffin Underwriting Managers, which enhances our market presence in the Pacific Northwest, provides access to new appointments with critical carriers in this market, and allows us to better attract high quality production talent in this market.

Seasonality

Our Wholesale Brokerage and Binding Authority Specialties typically experience higher revenues in the second and fourth calendar quarters of each year, primarily due to the timing of policy renewals. Our Underwriting Management Specialty typically experiences higher revenues in the fourth quarter, primarily due to the timing of policy renewals.

Clients

The insureds served by our clients operate in many businesses and industries throughout the United States, Canada, the United Kingdom, Europe, and certain other countries in which our subsidiaries operate. Our clients are retail brokers and agents, other intermediaries, and insurance carriers. The top five retail brokers in the United States account for 19.0% of our revenue, and no single retail broker accounted for more than 8.9% of total revenue in 2022. No carrier accounted for more than 6.7% of total revenue in 2022 (excluding all Lloyd’s syndicates combined).

Tax Receivable Agreement

We entered into the Tax Receivable Agreement with current and certain former LLC Unitholders substantially concurrent with the IPO. The Tax Receivable Agreement provides for the payment by us to the current and certain former LLC Unitholders, collectively, of 85% of the amount of tax benefits, if any, that we actually realize (or in some circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC and its subsidiaries that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including certain tax benefits attributable to payments that we make under the Tax Receivable Agreement (“TRA Payment Tax Attributes” and collectively with Exchange Tax Attributes and Pre-IPO M&A Tax Attributes, the “Tax Attributes”). The rights of the current and certain former LLC Unitholders under the Tax Receivable Agreement are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize. The actual Tax Attributes, as well as any amounts paid to the current and certain former LLC Unitholders under the Tax Receivable Agreement, will vary depending on a number of factors, including the timing of any future exchanges, the price of shares of our Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income and applicable tax rates. The payment obligations under the Tax Receivable Agreement are obligations of Ryan Specialty Holdings, Inc., and not of the LLC. The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination or other changes of control were to occur or (ii) we breach any of our material obligations under the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress, and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property and proprietary rights. These laws, procedures, and restrictions provide only limited protection.

We have applied for trademarks in the United States for “Ryan Specialty” and “RT Specialty” and expect these word marks to be registered in the near future. The logo design for RT Specialty, and numerous of our other brand names and logos, are registered as trademarks in the United States and other jurisdictions. We have also registered numerous internet domain names related to our business. Some of our most important brand names are not yet registered, and we rely on common-law trademark protection to protect this intellectual property.

We enter into agreements with our employees, contractors, clients, partners, and other parties with which we do business to limit access to, and disclosure of, our proprietary information. We cannot assure that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop products and services that compete with ours. Moreover, others may independently develop products or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we might bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective copyright, trademark, trade dress, and trade secret protection may not be available in every country in which our products are available, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Companies in the insurance industry may own large numbers of copyrights, trademarks, and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation or other violations of their intellectual property and proprietary rights.

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

Under the laws of most states in the United States and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking producers’, brokers’, and agents’ licenses to transact business in such state or country. The operating terms may vary according to the licensing requirements of the particular state or country, which may require that a firm operate in the state or country through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the United States. In the United Kingdom we are regulated by governmental agencies including the Financial Conduct Authority (“FCA”) and Prudential Regulation Authority, and we are licensed and regulated by the Lloyd’s insurance market.

Excess and Surplus Compliance

The E&S market generally provides insurance for businesses that are unable to obtain coverage from Admitted insurance carriers because of their high or complex risk profile or the unique nature or size of the risk. The surplus lines transaction is facilitated through a licensed and regulated surplus lines broker. It is the licensed surplus lines broker that is responsible for: (i) selecting an eligible surplus lines insurer; (ii) reporting the surplus lines transaction to insurance regulators; (iii) remitting the premium tax due on the transaction to state tax authorities; and (iv) assuring compliance with all the requirements of the surplus lines codes. State surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees, and other applicable charges on such business. Surplus Lines brokers are often subject to special licensing, surplus lines tax, and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these Surplus Lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several hundred thousand dollars.

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

Broker Compensation

Some states permit insurance agents to charge policy fees, while other states limit or prohibit this practice. Many states regulate to some degree the fees that may be charged by brokers. In recent years, several states considered new legislation or regulations regarding the compensation of brokers by insurance carriers. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with clients.

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

Competition

The wholesale brokerage business is highly competitive and very fragmented, although there are a limited number of truly national players. Our main competitors are national insurance wholesale brokers, as well as numerous specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance carriers that market and service their insurance products without the assistance of brokers or agents. Competition also comes from other businesses that do not fall into the categories above, including commercial and investment banks and consultants that provide risk-related services and products.

Key competitive factors in our market include:

•
expertise and intellectual capital;
•
market access and/or product availability; and
•
client service.

We believe that we compete favorably on these factors.

Human Capital Management

Our culture is the foundation of everything we do. Our employees are our greatest asset, and we strive to foster a productive and empowering work environment that embodies our core values: Integrity, Client Centricity, Teamwork, Inclusion, Empowerment, Innovation, and Courage. Our key differentiators are not only our talent and expertise but also the creativity and execution we deliver on behalf of our clients. Our commitment to attracting and retaining top industry talent to assist our clients is matched only by our entrepreneurial spirit and passion for excellence.

As of December 31, 2022, we employed approximately 3,850 people with 94 offices across the United States, Canada, the United Kingdom, and Europe. We also engage temporary employees and consultants and none of our employees are represented by unions. We offer competitive compensation and benefits programs in order to attract and retain top talent. We have high employee engagement and ownership, low turnover and consider our current relationship with our employees to be very good.

We are committed to building, growing, and sustaining a diverse workforce reflective of society throughout the entirety of the organization. Our vision is an inclusive and equitable workplace where all employees are valued and evaluated based on their performance and contributions. Leveraging differences in race/ethnicity, creed, color, religious beliefs, gender identity, sexual orientation, and other diversity demographics, are considered corporate assets, as bringing together varied perspectives, backgrounds, and experiences better serves our clients, trading partners, workforce, and communities. We have recently appointed a Head of Diversity, Equity & Inclusion (DEI) and a Vice President of DEI to further evolve a DEI program where team members will have the opportunity to be involved in, and contribute to create, a culture and environment where people can be their best self and do their best work. We also partner with a number of nonprofit, community, and industry organizations to attract, support, develop, and retain diverse talent.

The development, attraction, and retention of employees is a critical factor in our success. As a result, we have established Ryan Specialty University, which combines best-in-class classroom and on-the-job training practices. Ryan Specialty University provides world class training and development programs for our newest teammates. This formalized institution, along with our substantial summer internship program, is critical to our future growth and ability to continue to recruit the best of the best.

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

Risks Related to Our Business and Industry

•
our failure to successfully execute our succession plan for Patrick G. Ryan or other members of our senior management team or to recruit and retain revenue producers;
•
the impact of breaches in security that cause significant system or network disruption or business interruption;
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
•
failure to maintain, protect, and enhance our brand or prevent damage to our reputation;
•
any failure to maintain the valuable aspects of our Company’s culture;
•
our inability to successfully recover upon experiencing a disaster or other business continuity problem;
•
the impact of third parties that perform key functions of our business operations acting in ways that harm our business;
•
the cyclicality of, and the economic conditions in, the markets in which we operate and conditions that result in reduced insurer capacity or a migration of business away from the E&S market and into the Admitted market;
•
a reduction in insurer capacity;
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
•
impairment of goodwill and intangibles;

•
the impact on our operations and financial condition from the effects of a pandemic or the outbreak of a contagious disease and resulting governmental and societal responses;
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
•
our international operations expose us to various international risks, including exchange rate fluctuations and risks resulting from geopolitical tensions;

Risks Related to Legal and Regulatory Requirements

•
the impact of governmental regulations, legal proceedings and governmental inquiries related to our business;
•
being subject to E&O claims as well as other contingencies and legal proceedings;
•
our handling of client funds and surplus lines taxes that exposes us to complex fiduciary regulations;
•
changes in tax laws or regulations;
•
decreased commission revenues due to proposed tort reform legislation;
•
the impact of regulations affecting insurance carriers;

Risks Related to Our Indebtedness

•
our outstanding debt potentially adversely affecting our financial flexibility and subjecting us to restrictions and limitations that could significantly affect our ability to operate;
•
not being able to generate sufficient cash flow to service all of our indebtedness and being forced to take other actions to satisfy our obligations under such indebtedness;
•
being affected by further changes in the U.S. based credit markets;
•
changes in our credit ratings;

Risks Related to Our Organizational Structure and our Class A Common Stock

•
risks related to the payments required by our Tax Receivable Agreement; and
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders and the holders of our Class A common stock;

These and other risks are more fully described below. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

If we fail to successfully execute our succession plan for Patrick G. Ryan, our founder, chairman and chief executive officer, or other members of our senior management team, as well as recruit and retain revenue producers, including wholesale brokers and underwriters, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, including our founder, chairman and chief executive officer, Patrick G. Ryan, each of whom are critical to our vision, strategic direction, culture, products, and technology. The loss of Mr. Ryan or other members of our senior management team, even temporarily, could materially harm our business.

We could be adversely affected if we fail to successfully execute our succession plan for our senior leaders and key executives, including Mr. Ryan and the acceptance of our trading partners of such plan. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

Additionally, losing personnel who manage important client and carrier relationships for our products could adversely affect our operations and execution of our future growth strategies. Competition for revenue producers including wholesale brokers and underwriters is intense. Our ability to recruit and retain these professionals is critical to the success of our business. We cannot provide assurance that any of the wholesale brokers or underwriters who leave our firm will comply with the provisions of their employment and stock grant agreements that preclude them from competing with us or soliciting our clients and employees, or that these provisions will be enforceable under applicable law or sufficient to protect us from the loss of any business. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state, and some states might not allow us to enforce some or all of our restrictive covenants. Additionally, on January 5, 2023, the U.S. Federal Trade Commission (“FTC”) issued a notice of proposed rulemaking that would prohibit employers from using non-compete agreements. If enacted, the FTC’s proposed rule would prohibit employers like us from implementing non-compete agreements with our personnel. Further, we do not have employment, non-competition, or non-solicitation agreements with all of our wholesale brokers and underwriters and most of our employment agreements are on “at-will” terms. We may not be able to retain or replace the business generated by key personnel who leave our firm.

We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.

While we manage some of our information technology systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown or interruption from a variety of sources, including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication, and electrical failures or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods of attack. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.

For example, in mid-April 2021, we became aware that the Company was the victim of a cyber-phishing event. We confirmed that unauthorized access was gained to the email accounts of five of our employees. In response to this event, the Company took immediate action to secure the compromised email accounts and to prevent the unauthorized person(s) from continuing to have access, or gaining future access, to the Company’s accounts or related information. Additionally, the Company implemented additional employee training to educate and more effectively identify phishing scams and to better understand the purpose and function of the Company’s security applications, which were in operation at the time of this incident. The Company also reassessed and modified its approach to cybersecurity training for newly on-boarded employees and contractors.

Our investigation is complete, and the Company does not believe that the security event was material or that it had a material impact on the Company’s business, operating results or financial condition. We believe we have complied with applicable laws in notifying these individuals, either directly or through substitute notice, offering information, resources and up to two years of credit monitoring, as well as providing proper notice to various governmental departments and agencies and state regulators, including departments of insurance and other such departments or agencies with oversight over regulated insurance entities. If we failed to make such notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with the incident, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Moreover, future incidents of this nature that could occur with respect to our systems or the systems of our third-party service providers, as well as any other security incident or other misuse or disclosure of our participant or other data could lead to improper use or disclosure of Company information, including personally identifiable information obtained from our participants, and information from employees. Any such incident or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.

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

We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations and operating results, and require us to incur significant expense to address and remediate or otherwise resolve such issues. In order to maintain the level of security, service, compliance, and reliability that our clients and laws of various jurisdictions require, we will be required to make significant additional investments in our information technology systems on an ongoing basis.

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

Our business may be harmed if we lose our relationships with retailers, insurance carriers or our other clients and trading partners, we fail to maintain good relationships with retailers, insurance carriers or our other clients or trading partners, we become dependent upon a limited number of retailers, insurance carriers or other clients or trading partners or we fail to develop new retailer, insurance carrier and client or trading partner relationships.

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

In the future, we may have a reduced number of insurance carriers or retailers with which we trade or derive a greater portion of our commissions and fees from a more concentrated number of insurance carriers, retailers or other trading partners as our business and the insurance industry evolve. The three largest insurance carriers (excluding Lloyd’s syndicates) with which we place business represented an aggregate of 15.3% and 15.4% of our revenues for the years ended December 31, 2022 and 2021, respectively. The three largest retailers with which we place business represented 19.4% and 19.6% of our revenues for the years ended December 31, 2022 and 2021, respectively. Should our dependence on a smaller number of insurance carriers, retailers or other trading partners increase, whether as a result of the termination of relationships, consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance companies or retailers dominate a geographic area, lines of business or market segment. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, financial condition and results of operations.

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

We are subject to economic and reputational harm if companies with which we do business engage in negligent, grossly negligent, misleading or fraudulent behavior and damage to our reputation could have a material adverse effect on our business.

As part of our role in distributing insurance products and services, we rely upon trusted trading partners to provide risk-bearing insurance capital, collect and transmit funds, and to provide other products and services. If one or more of these trading partners, whether negligently or intentionally, fails to provide the risk-bearing insurance, capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages and reputational harm.

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

If we cannot maintain the valuable aspects of our Company’s culture as we grow, our business may be harmed.

We believe that our Company’s culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand in both the United States and internationally. As we grow and mature as a public company and grow internationally, we may find it difficult to maintain the valuable aspects of our Company’s culture.

Furthermore, post pandemic we have transitioned into a flexible working model that allows for some degree of remote work that we believe will maintain our Company’s culture. However, it is too early to tell if this flexibility will provide sufficient in-person collaborative time to effectively maintain our culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as we shift to a hybrid work model post pandemic, we may need to reallocate our investment of resources and closely monitor a variety of regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our Company’s culture, it could materially impair our ability to service and attract new clients, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Premium pricing within the commercial property and casualty insurance markets in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers operating in this market, general economic conditions and other social, economic and business factors. In a period of decreasing insurance capacity or higher than typical loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates and business might migrate away from the E&S market (where we conduct most of our business) and into the Admitted market. This type of market frequently is referred to as a “soft” market. Because our commissions usually are calculated as a percentage of the gross premium charged for the insurance products that we place, and most of our business is transacted in the E&S market, our revenues are affected by the cyclicality of the market. The frequency and severity of natural disasters, other catastrophic events (such as hurricanes, wildfires and pandemics), social inflation, and reductions or increases in insurance capacity can affect the timing, duration and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing or duration of these cycles.

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

Our results of operations depend on the continued capacity of insurance carriers to adequately and appropriately underwrite risk and provide coverage, which depends in turn on those insurance companies’ ability to procure reinsurance. Capacity could also be reduced by insurance companies failing or withdrawing from writing certain coverages that we offer to our clients. We have no control over these matters. To the extent that reinsurance becomes less widely available or significantly more expensive, we may not be able to procure the amount or types of coverage that our clients desire and the coverage we are able to procure for our clients may be too expensive or more limited than is acceptable.

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

Approximately three percent of our revenues consists of supplemental and contingent commissions we receive from insurance carriers. Supplemental and contingent commissions are paid by insurance carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, we are unable to meet insurance carriers’ profitability, volume or growth thresholds, or insurance carriers increase their estimate of loss reserves (over which we have no control), actual supplemental and contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to obtain payment from our clients or insurer trading partners of the amounts they owe us for the work we perform. As of December 31, 2022, our receivables for our commissions and fees were approximately $231.4 million, or approximately 13.4% of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.

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

As of December 31, 2022, we had $1.3 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We review goodwill for impairment at the reporting unit level, which coincides with the operating business. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. We completed our most recent evaluation of impairment for goodwill as of October 1, 2022, and determined that the fair value of goodwill is not less than its carrying value. We will also consider qualitative and quantitative developments between the date of the goodwill impairment review, October 1 and December 31 to determine if an impairment may be present. No impairments were recorded for the years ended December 31, 2022 and 2021. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. For additional discussion, see “Note 2—Summary of Significant Accounting Policies” and “Note 7—Goodwill and Other Intangible Assets” to the consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2022, we had $486.4 million of amortizable intangible assets, primarily consisting of customer relationship intangibles acquired in connection with the All Risks Acquisition. The carrying value of these intangible assets is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that the carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended December 31, 2022 and 2021.

Pandemics or other outbreaks of contagious diseases and the measures to mitigate their spread could materially adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other trading partners.

The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and significantly impacted the global supply chain. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, our business could be materially adversely affected. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in our customers’ business; cause delay or limit the ability of our customers to perform, including in making timely payments. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact our and our customers’ financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of exacerbating several of the other risk we face discussed in this Annual Report on Form 10-K.

We have experienced rapid growth in recent years, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.

We have experienced significant revenue growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:

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
•
increase awareness of our brand.

We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to operate as a public company, continue to invest in research and development and technology infrastructure, and expand our operations internationally. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

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

In our Underwriting Management Specialty, we act as an MGA or an MGU for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our Underwriting Management Specialty generated 20.5% and 20.3% of our consolidated total net commissions and fees for the years ended December 31, 2022 and 2021, respectively. Our MGA and MGU programs are governed by contracts between us and the insurance carriers. These contracts establish, among other things, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA or MGU programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA or MGU programs will not be terminated or modified in the future. Moreover, we cannot be assured that we will be able to replace any of our MGA or MGU programs that are terminated with a similar program with other insurance carriers.

Our business strategy includes plans to continue to make acquisitions and we face risks associated with the evaluation of potential acquisitions and the integration of acquired businesses as well as introduction of new products, lines of business and markets.

As part of our business strategy, we have made and intend to continue to make acquisitions, including acquisitions in lines of business that are natural adjacencies. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses.

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

We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from third parties, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should any third-party refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.

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

The low interest rate environment observed in previous years and ease of entry into the reinsurance sector has led to increased competition from non-traditional sources of capital, such as insurance-linked funds or collateralized special purpose insurers, predominantly in the property catastrophe excess reinsurance market. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, parametric reinsurance, industry loss warranties and other risk-linked products that facilitate the ability of non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. This alternative capacity is also expanding into lines of business other than property catastrophe reinsurance.

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

At December 31, 2022, we had 94 offices across the United States, the United Kingdom, Canada and Europe. Some of these offices are under the day-to-day management of individuals who previously owned acquired businesses or played a key role in the development of an office. These individuals may not report negative developments that occur in their businesses to management on a timely basis because of, among other things, the potential damage to their reputation, the risk that they may lose all or some of their operational control, the risk that it could impair financial earnouts or incentive compensation, or the risk that they may be personally liable to us under the indemnification provisions of the agreements pursuant to which their businesses were acquired. Moreover, there can be no assurances that management will be able independently to detect adverse developments that occur in particular offices. We review the performance of our offices on a monthly basis, maintain frequent contact with all of our offices and work with our offices on an annual basis to prepare a detailed operating budget for revenue production by office. Although we believe that these and other measures have allowed us generally to detect and address known operational issues that might have a material effect on our operating results, they may not detect all issues in time to permit us to take appropriate corrective action. Our business and operating results may be harmed if our management does not become aware, on a timely basis, of negative business developments, such as the possible loss of an important client, threatened litigation or regulatory action, or other developments.

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

We believe our trademarks have significant value and that this and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Some of our most important brand names, including “Ryan Specialty” and “RT Specialty,” are not registered, and we rely on common law trademark protection to protect this intellectual property. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may misappropriate our intellectual property, and in the course of litigation, such competitors and other third parties occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use any of our brand names or trademarks.

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

Our operations are conducted in numerous countries including the United States, United Kingdom, Canada and Europe. Accordingly, we are subject to regulatory, legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including the potential for:

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
•
trade barriers.

Our performance can be affected by global economic conditions as well as geopolitical tensions and other conditions with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s incursion into Ukraine, tension between the United States and China, supply chain issues, economic sanctions, the volatility of oil prices, and heightened concerns about cyber attacks. Inflation and hyper-inflation have resulted in market volatility and rising interest rates, increasing global tensions and creating uncertainty for global commerce and instability in the global capital markets. Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, financial condition and results of operations.

Our non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.

Approximately three percent of our revenues for the years ended December 31, 2022 and 2021 were generated outside of the United States. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. Exchange rate movements may change over time, and they could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, financial condition, results of operations and cash flow. For additional discussion, see “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of this Annual Report.

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

Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The General Data Protection Regulation (the “EU GDPR”), effective in May 2018, created a range of compliance obligations, increased financial penalties for noncompliance, and extended the scope of the EU data protection law to all companies processing data of EU residents, wherever the company’s location. Complying with the EU GDPR has required changes in our business practices. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. Following the implementation of the EU GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Additionally, some countries have also proposed sweeping new data protection laws. For example, Canada is proposing significant changes to its federal privacy law. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions that adopt laws similar to the EU GDPR or regulatory frameworks of equivalent complexity.

The U.K. has implemented legislation similar to the EU GDPR (the “U.K. GDPR”), including the U.K. Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, including with respect to regulation of data transfers between EU Member States and the U.K. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (the “EEA”) to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the U.K. GDPR, and other U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.

In the United States, the California Consumer Privacy Act (the “CCPA”) came into effect in January 2020 and introduced several new concepts to local privacy requirements, including increased transparency and rights such as access and deletion and an ability to opt out of the “sale” of personal information. Following the passage of the CCPA, multiple other U.S. states have introduced similar bills, some more comprehensive than the CCPA. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape. Additionally, also in California, one of the laws effective in 2023, the California Privacy Rights Act (the “CPRA”) has imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. New regulations under the CPRA are expected to impose more specific requirements under the law. There is also continued legislative interest in passing a federal privacy law. In addition to data protection laws, countries and states in the United States are enacting cybersecurity laws and regulations. For example, the New York State Department of Financial Services issued in 2017 cybersecurity regulations which imposed an array of detailed security measures on covered entities. Amendments have been proposed to these regulations that are expected to impose additional data security requirements on entities licensed to do business in New York, including the requirement to use an independent third party for audits and risk assessments. A number of states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” in June 2021 that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses (“SCCs”) are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. New SCCs were adopted, requiring updated contracts, and the U.K. adopted the International Data Transfer addendum and International Data Transfer Agreement, causing additional complexity to privacy compliance. The legal landscape for privacy continues to remain in flux, with President Biden signing Executive Order 14086 which provides a new framework for legal data transfers between the United States and the EU. We will need to continue to carefully monitor developments in this area to help facilitate compliance.

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

We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2022, our E&O insurance policy tower has a $100.0 million limit per occurrence and in the aggregate, and we are responsible for paying a self-insured retention of up to $2.5 million per claim. If we exhaust or materially deplete our coverage under our E&O policy, it could have a significant adverse financial impact. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage.

Our handling of client funds and surplus lines taxes exposes us to complex fiduciary regulations.

We collect premiums from insureds and, after deducting our commissions and fees, remit the premiums to insurers. We also collect claims or refunds from insurers on behalf of insureds, which are remitted to those insureds. We also collect surplus line taxes for remittance to state taxing authorities. Consequently, at any given time, we may hold funds of our clients, insurer trading partners and taxes, and we are subject to various laws and regulations governing the holding, management, and investing of these funds. Any loss, theft or misappropriation of these funds, caused by employee or third-party fraud, execution of unauthorized transactions, errors relating to transaction processing, or other events could subject us, in addition to claims brought forth by insureds, insurers and insurance intermediaries, to fines, penalties and reputational risk as a result of fiduciary breach and adversely affect our results of operations.

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

We have a substantial amount of indebtedness under our Credit Facilities, which requires significant interest and principal payments. As of December 31, 2022, we had, on a consolidated basis, $2,013 million aggregate principal amount of outstanding indebtedness, including $400.0 million related to the Senior Secured Notes and $1,613 million of borrowings under our Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and no borrowings under our Revolving Credit Facility. We have commitments available to be borrowed under the Revolving Credit Facility of $599.3 million (not including $0.7 million of undrawn letters of credit), subject to customary conditions, all of which would be secured on a first-priority basis if borrowed. Our substantial indebtedness could have significant effects on our business. Our substantial indebtedness could have significant effects on our business and consequences to holders of the Notes. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including the Senior Secured Notes and the indebtedness governed by our Credit Agreement;
•
increase our vulnerability to adverse changes in prevailing economic, industry and competitive conditions, including recessions and periods of significant inflation, rising interest rate environments and financial market volatility;
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

We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, indebtedness service requirements (including payments on the Senior Secured Notes) and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

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

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Senior Secured Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Agreement governing our Term Loan and Revolving Credit Facility could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. Additionally, we may need to refinance all or a portion of our indebtedness before maturity. It cannot be assured that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur significantly more indebtedness in the future, resulting in higher leverage. The indenture that governs the Senior Secured Notes and the Credit Agreement governing our Term Loan and Revolving Credit Facility allows us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial. Our ability to recapitalize, incur additional debt and take a number of other actions that are not prohibited by the terms of the Senior Secured Notes or the Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our debt when due, and may also require us to dedicate a substantial portion of our cash flow from operations to payments on our other indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

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

Although we are not currently experiencing any limitation of access to our Revolving Credit Facility and are not aware of any issues impacting the ability or willingness of our lenders under such Revolving Credit Facility to honor their commitments to extend us credit, the failure of a lender could adversely affect our ability to borrow on that Revolving Credit Facility, which over time could negatively impact our ability to consummate acquisitions or make other capital expenditures. Tightening conditions in the credit markets could adversely affect the availability and terms of future borrowings or renewals or refinancing.

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
•
pursue acquisition opportunities.

The agreements governing our debt, including the Senior Secured Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business and to make payments on the Senior Secured Notes.

The indenture that governs the Senior Secured Notes and the Credit Agreement that governs our Term Loan and Revolving Credit Agreement impose, and future financing agreements, may impose, operating and financial restrictions on our activities. In particular, the agreements limit or prohibit our ability to, among other things:

•
incur additional debt and guarantees;
•
pay distributions or dividends and repurchase stock;
•
make other restricted payments, including, without limitation, certain restricted investments and certain repayments of other debt;
•
change the composition of our business;
•
create liens;
•
enter into agreements that restrict dividends from subsidiaries;
•
issue certain types of equity which have debt-like features
•
engage in transactions with affiliates; and

•
enter into mergers, consolidations or sales of substantially all of our assets.

The Credit Agreement also requires us to comply with a leverage-based financial maintenance covenant applicable when our borrowings under the Revolving Credit Facility exceed 35% of the corresponding commitments from lenders. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

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

Risks Related to Our Organizational Structure

We are a holding company and our sole material asset is our ownership of LLC Common Units of the LLC, and, accordingly, we depend on distributions from the LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. The LLC's ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Common Units of the LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the Tax Receivable Agreement and pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of the LLC and its subsidiaries and distributions we receive from the LLC. There can be no assurance that the LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us in the future or that applicable state law and contractual restrictions, including negative covenants in debt instruments of the LLC and its subsidiaries, will permit such distributions.

The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of the LLC is allocated to the LLC Unitholders, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of the LLC. Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to the LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we may realize as a result of the Organizational Transactions, and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the Tax Receivable Agreement; however, as of December 31, 2022, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $295.3 million associated with the payments to be made to current and certain former LLC Unitholders subject to the Tax Receivable Agreement. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders and will be calculated without regard to any applicable basis adjustment from which we may benefit under Section 743(b) of the U.S. Internal Revenue Code of 1986, as amended (the "Code").

We intend to cause the LLC to make cash distributions to the owners of LLC Common Units in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.

However, the LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which the LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the LLC or its subsidiaries insolvent. For instance, the Credit Agreement and the indenture which governs the Senior Secured Notes restricts certain of our subsidiaries’ ability to pay dividends to us, subject to certain exceptions, including if such distributions meet certain requirements such as caps on amounts, pro forma leverage ratios and absence of defaults applicable to certain types of distributions, among others. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.

The Ryan Parties control us and their interests may conflict with or differ from the interests of our stockholders.

As of December 31, 2022, the Ryan Parties beneficially own approximately 77% of the LLC Common Units. Each LLC Unitholder, other than the Company, has an equivalent number of shares of our Class B common stock which are entitled to 10 votes per share, thereby giving the Ryan Parties the ability to control the outcome of matters requiring the approval of our stockholders, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Even if the Ryan Parties own significantly less than a majority of the shares of our outstanding Class A and Class B common stock, they will still have the ability to control the outcome of matters requiring the approval of our stockholders. Because the Ryan Parties hold most of their economic ownership interest in our business through the LLC, rather than through the public company, the Ryan Parties may have conflicting interests with holders of shares of our Class A common stock. For example, the Ryan Parties may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax considerations or other considerations even where no similar benefit would accrue to us.

Conflicts of interest could arise between our stockholders and the LLC Unitholders, which may impede business decisions that could benefit our stockholders.

The LLC Unitholders, other than the Company, have the right to consent to certain amendments to the LLC Operating Agreements, as well as to certain other matters. The LLC Unitholders may exercise these voting rights in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of the LLC Unitholders conflict with the interests of our stockholders. As we control the LLC, we have certain obligations to the LLC Unitholders that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.

The Tax Receivable Agreement requires us to make cash payments to the current and certain former LLC Unitholders in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make may be substantial.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the current and certain former LLC Unitholders. Pursuant to the Tax Receivable Agreement, we may be required to make cash payments to the current and certain former LLC Unitholders, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units, (ii) certain tax attributes of the LLC and subsidiaries of the LLC that existed prior to the IPO, (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current or certain former LLC Unitholders, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2022, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $295.3 million associated with the payments to be made to current and certain former LLC Unit holders subject to the TRA. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the current and certain former LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in the LLC.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of any future exchanges, the price of shares of our Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, the amount and timing of our income and applicable tax rates.

The amounts that we may be required to pay to the current and certain former LLC Unitholders under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination or other changes of control were to occur or (ii) we breach any of our material obligations under the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control or a material breach of the Tax Receivable Agreement, (i) we could be required to make cash payments to the current and certain former LLC Unitholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (ii) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the current and certain former LLC Unitholders that do not benefit the other common stockholders to the same extent as they will benefit the current and certain former LLC Unitholders.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the current and certain former LLC Unitholders that do not benefit the holders of our common stock to the same extent. We have entered into a Tax Receivable Agreement with the current and certain former LLC Unitholders, which provides for the payment by us to the current and certain former LLC Unitholders, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Tax Attributes. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of future purchases of LLC Common Units and LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current and certain former LLC Unitholders pursuant to the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits that are actually realized, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

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

In certain circumstances, the LLC will be required to make distributions to the LLC Unitholders and the distributions may be substantial.

The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members. The LLC is obligated to make tax distributions quarterly to the LLC Unitholders (including us), in each case on a pro rata basis based on the LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code and based on an assumed tax rate. Funds used by the LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of the LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock, it will not be required to do so, and may in its sole discretion choose to use such excess cash for any other purpose depending upon the facts and circumstances at the time of determination.

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

Interests in the LLC could be deemed to be “investment securities” under the 1940 Act. We conduct our operations in a manner such that we believe we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, the Ryan Parties, which include our founder, chairman and chief executive officer, control approximately 72% of the voting power of our outstanding capital stock, which means that, based on their percentage voting power the Ryan Parties control the vote of all matters submitted to a vote of our stockholders. This control enables the Ryan Parties to control the election of the members of the Board and all other corporate decisions. Even when the Ryan Parties cease to control a majority of the total voting power, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval as set forth in a Director Nomination Agreement. Accordingly, for such period of time, the Ryan Parties will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.

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

Future transfers by the holders of LLC Common Units (who own an equal number of 10 votes per share Class B common stock related thereto) will generally result in those shares converting into shares of Class A common stock and the cancellation of the related Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. For a description of the dual-class structure, see Exhibit 4.4 to this Annual Report.

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

Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. As of December 31, 2022, a significant number of Class A common stock (or LLC Common Units exchangeable for Class A common stock) were held by certain of our pre-IPO equity holders which are not otherwise, or are no longer, subject to either vesting or other sales restrictions imposed by the Company. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon the exchange of LLC Common Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the registration rights agreement pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Ryan Parties, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue, under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to vesting and certain limitations imposed by us and as applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.

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

If securities or industry analysts publish unfavorable research or reports, or adversely change their recommendations regarding our Class A common stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

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

Our operating results and stock price may be volatile.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. Our operating results and the trading price of our Class A common stock may fluctuate in response to various factors, including:

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
•
changing economic conditions;
•
investors’ perception of us;
•
events beyond our control such as weather, war and health crises; and
•
any default on our indebtedness.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are in Chicago, Illinois, where we currently lease 56,250 square feet of office space under a lease that we have elected to terminate as of December 31, 2023. On December 22, 2022, we entered into a new lease for space in the city containing approximately 40,000 square feet and plan to move into the space prior to year-end. This new lease incorporates our remote work flexibility into our post-pandemic operating model and we will continue to look at all of our offices to maximize size and efficiency. We have additional office locations in 28 U.S. states as well as in Canada, the United Kingdom, and Europe where we lease a total of approximately 1,084,000 square feet. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. For further information, please see “Note 18, Commitments and Contingencies” in Part II, Item 8 of this Annual Report.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock, $0.001 par value per share, are traded on the NYSE under the trading symbol RYAN. Our Class B common stock is not listed nor traded on any stock exchange.

On February 27, 2023 we had approximately 293 stockholders of record of our Class A common stock and 77 stockholders of record of our Class B common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our Class A common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, including our Credit Agreement and the indenture which governs our Senior Secured Notes, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board deems relevant.

Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to current and future unitholders, including us, with such distributions to be made on a pro rata basis among the LLC Unitholders based on the LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code. These tax distributions may be substantial and will likely exceed (as a percentage of the LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our Board may choose to distribute such cash balances as dividends on our Class A common stock (subject to the limitations set forth in the preceding paragraph), it will not be required (and does not currently intend) to do so and may in its sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination.

Related Stockholder Matters and Securities Authorized for Issuance Under Equity Compensation Plans

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year covered by this report. On December 20, 2022, Ryan Specialty Holdings, Inc., issued 18,953 shares of Class A Common Stock in a private placement transaction to a former employee in connection with the settlement of pending litigation in reliance on 4(a)(2).

Information relating to the compensation plans under which equity securities of Ryan Specialty are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrate the total return from July 22, 2021, the first trading date of our Class A common stock after our IPO, through December 31, 2022 for (i) our Class A common stock, (ii) the Standard and Poor's 500

Index, and (iii) the Standard and Poor's 500 Financials Sector Index, assuming an investment of $100 on July 22, 2021, including the reinvestment of dividends:

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements as a result of various factors, including those discussed below and in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements”.

The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2022, 2021, and 2020 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

For retail insurance agents and brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance carriers, we work with retail and wholesale insurance brokers to source, onboard, underwrite, and service these same types of risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions, and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships and developing differentiated solutions at a scale unmatched by many of our competitors.

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

ACCELERATE 2025 Program

In the first quarter of 2023 we are initiating a two-year restructuring program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program will result in approximately $65 million of cumulative one-time charges through 2024, and we expect it to generate annual savings of approximately $35 million in 2025.

Acquisitions

During the fourth quarter of 2022 we completed one strategic acquisition and signed a definitive agreement for another. We believe these acquisitions complement our product capabilities, enhance our human capital, and provide us access to new markets in new geographies.

On November 1, 2022, we acquired Centurion Liability Insurance Services, LLC, (“Centurion”). Centurion is a professional lines wholesale insurance broker and has employees based in Florida and California. Prior to the acquisition, Centurion was partially owned by Insurance Office of America.

In December 2022 we announced the signing of a definitive agreement to acquire certain assets of Griffin Underwriting Services, a binding authority specialist and wholesale insurance broker headquartered in Bellevue, WA. This acquisition was completed in January 2023.

See "Note 4, Mergers and Acquisitions" and “Note 22, Subsequent Events” of the audited consolidated financial statements in this Annual Report for further discussion.

COVID-19

While we believe our business and operations have thus far performed at a high level of efficiency throughout the pandemic, the final impact of the pandemic remains uncertain, particularly if the pandemic persists beyond current expectations, new variants of the virus continue to develop, vaccines and boosters are either not widely embraced or prove to be less effective than anticipated, and/or the global economy does not recover as expected, especially in light of current inflationary trends and other challenging macroeconomic conditions. The effects could yet have a material impact on our results of operations.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product and service capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product and service capabilities or provide us access to new markets. We have previously made, and intend to continue to make, acquisitions with the objective of enhancing our human capital and product and service capabilities, entering natural adjacencies, and expanding our geographic presence. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy which requires acquisition targets to have a cultural and strategic fit, competition for these assets, purchase price multiples that we deem appropriate and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any material acquisitions at this time.

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners, and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2022, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 16.4%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.

Build Our National Binding Authority Specialty

We believe there is substantial opportunity to continue to grow our Binding Authority Specialty, as we believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market. Our ability to grow our Binding Authority Specialty is dependent upon a number of factors, including a continuing ability to secure sufficient capital support from insurers, the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings, and the growth in demand for the insurance products.

Invest in Operation and Growth

We have invested heavily in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue to do so. We are focused on enhancing the breadth of our product and service offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry and markets. Our future success is dependent upon a number of factors, including on our ability to successfully develop, market, and sell existing and new products and services to both new and existing trading partners.

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

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2022, with 14 named storms – including Hurricane Ian with estimated losses of $50 to $65 billion during the 2022 Atlantic hurricane season – following 21 named storms totaling over $70 billion in estimated losses during the 2021 Atlantic hurricane season, escalating jury verdicts and social inflation, a proliferation of cyber threats, novel health risks, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the rate and flow of public company D&O policies into the wholesale channel in 2020 and 2021. Throughout 2022 as the public company D&O insurance markets stabilized, the number of IPOs slowed, and new insurance capital that previously entered the market impacted the public company D&O space, public company D&O rate decreases have accelerated. We believe these factors have also created opportunities for retailers to place some of that coverage directly.

Address Costs of Being a Public Company

As we are in the early stages of our operation as a public company, we will continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with ongoing best practices and/or requirements for public companies. We have incurred new expenses as a public company, including public reporting obligations, expenses for complying with securities laws and regulations, Sarbanes-Oxley Act compliance expenses, additional headcount, increased professional fees for accounting, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, legal fees, franchise taxes, and insurance expenses.

Summary of Financial Performance Highlights

	Year Ended December 31,
(in thousands, except percentages and per share data)	2022	2021	2020
GAAP financial measures
Total revenue	$1,725,193	$1,432,771	$1,018,274
Compensation and benefits	1,128,981	991,618	686,155
General and administrative	196,971	138,955	107,381
Total operating expenses	1,435,685	1,246,147	859,736
Operating income	289,508	186,624	158,538
Net income	163,257	56,632	70,513
Net income attributable to Ryan Specialty Holdings, Inc.	61,052	65,873	68,104
Total revenue growth rate (1)	20.4%	40.7%	33.1%
Compensation and benefits expense ratio (2)	65.4%	69.2%	67.4%
General and administrative expense ratio (3)	11.4%	9.7%	10.5%
Net income margin	9.5%	4.0%	6.9%
Earnings (loss) per share (4)	$0.57	$(0.07)	$—
Diluted earnings (loss) per share (4)	$0.52	$(0.07)	$—
Non-GAAP financial measures*
Organic revenue growth rate	16.4%	22.4%	20.4%
Adjusted compensation and benefits expense	$1,021,823	$846,563	$632,241
Adjusted compensation and benefits expense ratio	59.2%	59.1%	62.1%
Adjusted general and administrative expense	$185,956	$125,977	$92,525
Adjusted general and administrative expense ratio	10.8%	8.8%	9.1%
Adjusted EBITDAC	$517,414	$460,231	$293,508
Adjusted EBITDAC margin	30.0%	32.1%	28.8%
Adjusted net income	$311,991	$290,117	$185,426
Adjusted net income margin	18.1%	20.2%	18.2%
Adjusted diluted earnings per share	$1.15	$1.08	$—

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

(1)
Total revenue growth rate, defined as December 31, 2022 revenue of $1,725.2 million less December 31, 2021 revenue of $1,432.8 million is a $292.4 million year-over-year change. The change, $292.4 million, divided by the December 31, 2021 revenue of $1,432.8 million is a total revenue change of 20.4%. December 31, 2021 revenue of $1,432.8 million less December 31, 2020 revenue of $1,018.3 million is a $414.5 million year-over-year change. The change, $414.5 million divided by the December 31, 2020 revenue of $1,018.3 million, is a total revenue change of 40.7%. December 31, 2020 revenue of $1,018.3 million less December 31, 2019 revenue of $765.1 million is a $253.2 million year-over-year change. The change, $253.2 million divided by the December 31, 2019 revenue of $765.1 million, is a total revenue change of 33.1%.
(2)
Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(3)
General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(4)
See "Note 13, Earnings (Loss) Per Share" of the audited consolidated financial statements in this Annual Report for further discussion of how these metrics are calculated.

Comparison of the Year Ended December 31, 2022 and 2021

•
Revenue increased $292.4 million, or 20.4% period-over-period, to $1,725.2 million.
•
Compensation and benefits expense increased $137.4 million, or 13.9% period-over-period, and the Compensation and benefits expense ratio decreased 3.8%, from 69.2% to 65.4%.
•
General and administrative expense increased $58.0 million, or 41.8% period-over-period, and the General and administrative expense ratio increased 1.7%, from 9.7% to 11.4%.
•
Total operating expenses increased $189.5 million, or 15.2% period-over-period, to $1,435.7 million.
•
Operating income increased $102.9 million period-over-period to $289.5 million.
•
Net income increased by $106.7 million period-over-period to $163.3 million.
•
Net income margin was 9.5% for the year ended December 31, 2022, compared to 4.0% in the same period in the prior year.
•
Earnings per share was $0.57 for the year ended December 31, 2022 compared to a Loss per share of $0.07 in the prior year.
•
Diluted earnings per share was $0.52 for the year ended December 31, 2022 compared to a Diluted loss per share of $0.07 in the prior year.
•
Organic revenue growth rate for the year ended December 31, 2022 was 16.4%, compared to 22.4% for the prior year – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $175.3 million, or 20.7%, and the Adjusted compensation and benefits expense ratio increased 0.1% from 59.1% to 59.2% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $60.0 million, or 47.6% period-over-period, and the Adjusted general and administrative expense ratio increased 2.0%, from 8.8% to 10.8% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased $57.2 million period-over-period to $517.4 million – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin decreased 2.1% period-over-period from 32.1% to 30.0% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income increased to $312.0 million from $290.1 million in the prior period and Adjusted net income margin declined 2.1% from 20.2% to 18.1%– see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $1.15 for the year ended December 31, 2022 compared to $1.08 in the same period in the prior year – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Comparison of the Year Ended December 31, 2021 and 2020

•
Revenue increased $414.5 million, or 40.7% period-over-period, to $1,432.8 million.
•
Compensation and benefits expense increased $305.4 million, or 44.5% period-over-period, and the Compensation and benefits expense ratio increased 1.8% from 67.4% to 69.2%.
•
General and administrative expense increased $31.6 million, or 29.4% period-over-period, and the General and administrative expense ratio decreased 0.8% from 10.5% to 9.7%.
•
Total operating expenses increased $386.4 million, or 44.9% period-over-period, to $1,246.1 million.
•
Operating income increased $28.1 million period-over-period to $186.6 million.
•
Net income decreased $13.9 million period-over-period to $56.6 million.
•
Net income margin was 4.0% for the year ended December 31, 2021 compared to 6.9% in the same period in the prior year.
•
Loss per share and Diluted loss per share was $0.07 for the year ended December 31, 2021.
•
Organic revenue growth rate for the year ended December 31, 2021 was 22.4%, compared to 20.4% in the prior year – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted compensation and benefits expense increased $214.3 million, or 33.9%, and the Adjusted compensation and benefits expense ratio decreased 3.0% from 62.1% to 59.1% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted general and administrative expense increased $33.5 million, or 36.2%, and the Adjusted general and administrative expense ratio decreased 0.3% from 9.1% to 8.8% period-over-period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC increased $166.7 million period-over-period to $460.2 million – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted EBITDAC margin increased 3.3% period-over-period from 28.8% to 32.1% – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted net income and Adjusted net income margin increased to $290.1 million and 20.2%, respectively, from $185.4 million and 18.2% in the prior period – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.
•
Adjusted diluted earnings per share was $1.08 for the year ended December 31, 2021 – see “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily by commissions from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

In our Wholesale Brokerage and Binding Authority Specialties, we generally work with retail insurance brokers to secure insurance coverage for their clients, who are the ultimate insured party. Our Wholesale Brokerage and Binding Authority Specialties generate revenues through commissions and fees from clients, as well as through supplemental commissions, which may be contingent commissions or volume-based commissions from carriers. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance coverage provided, the particular services provided to a client or carrier, and the capacity in which we act. Payment terms are consistent with current industry practice.

In our Underwriting Management Specialty, we generally work with retail insurance brokers and often other wholesale brokers to secure insurance coverage for the ultimate insured party. Our Underwriting Management Specialty generates revenues through commissions and fees from clients and through contingent commissions from carriers. Commission rates and fees vary depending upon several factors including the premium, the type of coverage, and additional services provided to the client. Payment terms are consistent with current industry practice.

Fiduciary Investment Income

Fiduciary investment income consists of interest earned on insurance premiums and surplus lines taxes that are held in a fiduciary capacity, in cash and cash equivalents, until disbursed.

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits paid and payable to employees, and commissions paid and payable to our producers and (ii) equity-based compensation associated with the grants of awards to employees, executive officers and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, amortization of the Company's interest rate cap, imputed interest on finance leases and contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company's Cash and cash equivalents balances and payments received in relation to the interest rate cap.

Other Non-Operating Loss

In 2022, Other non-operating loss included a change related to the TRA liability caused by an update in our blended state tax rates. In 2021, Other non-operating loss included the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value was due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense

Income tax expense includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods presented prior to March 31, 2021, our financial statements include the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income (loss) and Other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to “Note 11, Stockholders' and Members' Equity” of the audited consolidated financial statements in this Annual Report for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Year Ended December 31,
(in thousands, except percentages and per share data)	2022	2021	2020
Revenue
Net commissions and fees	$1,711,861	$1,432,179	$1,016,685
Fiduciary investment income	13,332	592	1,589
Total revenue	$1,725,193	$1,432,771	$1,018,274
Expenses
Compensation and benefits	1,128,981	991,618	686,155
General and administrative	196,971	138,955	107,381
Amortization	103,601	107,877	63,567
Depreciation	5,690	4,806	3,934
Change in contingent consideration	442	2,891	(1,301)
Total operating expenses	$1,435,685	$1,246,147	$859,736
Operating income	$289,508	$186,624	$158,538
Interest expense, net	104,829	79,354	47,243
Loss (income) from equity method investment in related party	414	759	(440)
Other non-operating loss	5,073	44,947	32,270
Income before income taxes	$179,192	$61,564	$79,465
Income tax expense	15,935	4,932	8,952
Net income	$163,257	$56,632	$70,513
GAAP financial measures
Revenue	$1,725,193	$1,432,771	$1,018,274
Compensation and benefits	1,128,981	991,618	686,155
General and administrative	196,971	138,955	107,381
Net income	$163,257	$56,632	$70,513
Total revenue growth rate	20.4%	40.7%	33.1%
Compensation and benefits expense ratio	65.4%	69.2%	67.4%
General and administrative expense ratio	11.4%	9.7%	10.5%
Net income margin	9.5%	4.0%	6.9%
Earnings (loss) per share	$0.57	$(0.07)	$—
Diluted earnings (loss) per share	$0.52	$(0.07)	$—
Non-GAAP financial measures*
Organic revenue growth rate	16.4%	22.4%	20.4%
Adjusted compensation and benefits expense	$1,021,823	$846,563	$632,241
Adjusted compensation and benefits expense ratio	59.2%	59.1%	62.1%
Adjusted general and administrative expense	$185,956	$125,977	$92,525
Adjusted general and administrative expense ratio	10.8%	8.8%	9.1%
Adjusted EBITDAC	$517,414	$460,231	$293,508
Adjusted EBITDAC margin	30.0%	32.1%	28.8%
Adjusted net income	$311,991	$290,117	$185,426
Adjusted net income margin	18.1%	20.2%	18.2%
Adjusted diluted earnings per share	$1.15	$1.08	$—

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Year Ended December 31, 2022 and 2021

Revenue

Net Commissions and Fees

Net commissions and fees increased by $279.7 million, or 19.5%, from $1,432.2 million to $1,711.9 million for the year ended December 31, 2022 as compared to the same period in the prior year. The two main drivers of the revenue increase are 16.4% of organic revenue growth and 2.8% growth from the Keystone, Crouse, and Centurion acquisitions.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Wholesale Brokerage	$1,129,241	66.0%	$931,979	65.1%	$197,262	21.2%
Binding Authority	231,048	13.5	209,622	14.6	21,426	10.2
Underwriting Management	351,572	20.5	290,578	20.3	60,994	21.0
Total Net commissions and fees	$1,711,861		$1,432,179		$279,682	19.5%

Wholesale Brokerage net commissions and fees increased by $197.3 million, or 21.2%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the Crouse and Centurion acquisitions. Crouse contributed to organic growth starting in December of 2022.

Binding Authority net commissions and fees increased by $21.4 million, or 10.2%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the Crouse acquisition. Crouse contributed to organic growth starting in December of 2022.

Underwriting Management net commissions and fees increased by $61.0 million, or 21.0%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the Keystone acquisition.

The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$1,633,325	95.4%	$1,370,955	95.7%	$262,370	19.1%
Supplemental and contingent commissions	50,005	2.9%	36,750	2.6%	13,255	36.1
Loss mitigation and other fees	28,531	1.7%	24,474	1.7%	4,057	16.6
Total Net commissions and fees	$1,711,861		$1,432,179		$279,682	19.5%

Net commissions and policy fees grew 19.1%, slightly lower than the overall net commissions and fee revenue growth of 19.5% for the year ended December 31, 2022, period-over-period as compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased 36.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 16.6% period-over-period primarily due to captive management and other risk management services fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $137.4 million, or 13.9%, from $991.6 million to $1,129.0 million for the year ended December 31, 2022 compared to the same period in 2021. The following were the principal drivers of this increase:

•
Commissions increased $95.2 million, or 22.0%, period-over-period, driven by the 19.5% increase in total Net Commissions and Fees discussed above;

•
The remaining $42.2 million period-over-period increase was driven by a $80.3 million increase generated from (i) the addition of 304 employees compared to the same period prior year and (ii) growth in the business. This growth of $80.3 million was offset by a $21.8 million decrease to IPO- related expense and a $16.3 million decrease to Acquisition related long-term incentive compensation. Overall headcount increased to 3,850 full-time employees as of December 31, 2022 compared to 3,546 as of December 31, 2021.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 3.8% from 69.2% to 65.4% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $58.0 million, or 41.8%, from $139.0 million to $197.0 million for the year ended December 31, 2022 as compared to 2021. A main driver of this increase was $25.7 million of increased travel and entertainment expense as travel restrictions associated with the pandemic lessened compared to 2021. Insurance expense contributed $4.7 million to the period-over-period increase due to increased costs associated with being a public company. An increase in E&O claims and other commercial accommodations contributed $4.5 million to the period-over-period increase. The remaining increase of $23.1 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.7% from 9.7% to 11.4% period-over-period.

Amortization

Amortization expense decreased by $4.3 million, or 4.0%, from $107.9 million to $103.6 million for the year ended December 31, 2022 compared to the prior year. The main driver for the decrease is certain previously acquired intangible assets became fully amortized. Our intangible assets decreased by $87.5 million when comparing the balance as of December 31, 2022 to the balance as of December 31, 2021.

Interest Expense, Net

Interest expense, net increased $25.4 million, or 32.0%, from $79.4 million to $104.8 million for the year ended December 31, 2022 compared to the prior year. The main drivers of the change in Interest expense, net for the year ended December 31, 2022 were the issuance of $400.0 million of Senior Secured Notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For each of the twelve months ended December 31, 2023, 2024, and 2025 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss

Other non-operating loss decreased by $39.8 million from to a loss of $44.9 million for the year ended December 31, 2021 to a loss of $5.1 million in the current period. For the year ended December 31, 2022, Other non-operating loss included a $5.6 million change in the TRA liability caused by a change in our blended state tax rates. For the year ended December 31, 2021, Other non-operating loss included a $36.9 million change in the fair value of the embedded derivatives of our Redeemable Preferred Units as well as $8.6 million of debt issuance costs written off due to the extinguishment of a portion of the term debt in connection with a repricing.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $117.6 million from $61.6 million to $179.2 million for the year ended December 31, 2022 compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $11.0 million from $4.9 million to $15.9 million for the year ended December 31, 2022 as compared to the same period in the prior year due to the Company being allocated pre-tax book loss for the post-IPO period ended December 31, 2021 compared to pre-tax book income for the year ended December 31, 2022. The increase in tax expense was offset by an increase in the Company's state tax rate during 2022 which resulted in a tax benefit recognized related to the increase in our Deferred tax assets and by a tax benefit recognized as a result of equity-based compensation vesting and resulting increase in the Company’s tax basis in excess of GAAP basis.

Net Income

Net income increased $106.7 million from $56.6 million to $163.3 million for the year ended December 31, 2022 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Year Ended December 31, 2021 and 2020

Revenue

Net Commissions and Fees

Net commissions and fees increased by $415.5 million, or 40.9%, from $1,016.7 million to $1,432.2 million for the year ended December 31, 2021 as compared to the same period in the prior year. The two main drivers of the revenue increase are 18.3% growth from the All Risks and Crouse acquisitions and 22.4% of organic revenue growth.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2021	% of total	2020	% of total	Change
Wholesale Brokerage	$931,979	65.1%	$673,090	66.2%	$258,889	38.5%
Binding Authority	209,622	14.6	144,837	14.2	64,785	44.7
Underwriting Management	290,578	20.3	198,758	19.6	91,820	46.2
Total Net commissions and fees	$1,432,179		$1,016,685		$415,494	40.9%

Wholesale Brokerage net commissions and fees increased by $258.9 million, or 38.5%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August and the Crouse acquisition in December. All Risks contributed to organic growth for the period September through December 2021.

Binding Authority net commissions and fees increased by $64.8 million, or 44.7%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August and the Crouse acquisition in December. All Risks contributed to organic growth for the period September through December 2021.

Underwriting Management net commissions and fees increased by $91.8 million, or 46.2%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the All Risks Acquisition through August. All Risks contributed to organic growth for the period September through December 2021.

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

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $305.4 million, or 44.5%, from $686.2 million to $991.6 million for the year ended December 31, 2021 compared to the same period in 2020. The following were the principal drivers of this increase:

•
Commissions increased $138.5 million, or 47.0%, period-over-period, driven by the 40.9% increase in total Net Commissions and Fees discussed above;
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
•
A $25.3 million impact from acquisition related long-term incentive compensation, reflecting our assumption of obligations in the All Risks Acquisition. All Risks had previously established various performance and service based long-term incentive plans for executives, producers, and key employees which provided that upon a change of control event, the aggregate amount payable under each plan would be calculated and fixed upon close of the change of control event; and
•
The remaining $65.7 million period-over-period increase was driven by (i) the addition of 840 employees through the All Risks Acquisition, which closed on September 1, 2020 and (ii) growth in the business. Overall headcount increased to 3,546 full-time employees as of December 31, 2021 from 3,313 as of December 31, 2020.

The increase in Compensation and benefits expense was partially offset by $12.3 million of net savings related to the Restructuring Plan, which represents approximately $22.2 million of work-force related savings less one-time work-force related expense of $9.9 million for the year ended December 31, 2021.

The net impact of revenue growth and the factors above resulted in a Compensation and Benefits Expense Ratio increase of 1.8% from 67.4% to 69.2% period-over-period. We expect to continue experiencing a general rise in commissions, salaries, incentives and benefits expense commensurate with our expected growth in business volume, revenue and headcount.

General and Administrative

General and administrative expense increased by $31.6 million, or 29.4%, from $107.4 million to $139.0 million for the year ended December 31, 2021 as compared to 2020. Travel and entertainment contributed $5.8 million to the period-over-period increase, however the current period expense was limited due to travel restrictions from the COVID-19 pandemic. As travel restrictions are lifted we expect travel and entertainment expense to increase. Insurance expense contributed $5.1 million to the period-over-period increase as a result of revenue expansion, the All Risks Acquisition, and increased costs associated with being a public company. The remaining increase is a result of revenue expansion and the All Risks Acquisition. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and professional services. The net impact of revenue growth and the factors above resulted in a General and administrative expense ratio decrease of 0.8% from 10.5% to 9.7% period-over-period.

Amortization

Amortization expense increased by $44.3 million, or 69.7%, from $63.6 million to $107.9 million for the year ended December 31, 2021 compared to the prior year. The main driver was approximately $48.4 million of additional amortization from acquired intangibles from the All Risks Acquisition in 2021 compared to 2020. Our intangible assets decreased by $30.8 million as of December 31, 2021 as compared to December 31, 2020.

Interest Expense, Net

Interest expense, net increased $32.2 million, or 68.2%, from $47.2 million to $79.4 million for the year ended December 31, 2021 compared to the prior year. The main driver of the change in Interest expense, net for the year ended December 31, 2021 was an increase in debt, which was undertaken in connection with the All Risks Acquisition completed in September 2020.

Other Non-Operating Loss

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

Income Tax Expense

Income tax expense decreased $4.1 million from $9.0 million to $4.9 million for the year ended December 31, 2021 as compared to the same period in the prior year as a result of the liquidation of one of our taxable C-Corporation subsidiaries in the fourth quarter of 2020 and an audit by a local taxing jurisdiction in the same year.

Net Income

Net income decreased $13.9 million from $70.5 million to $56.6 million for the year ended December 31, 2021 compared to the same period in the prior year as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions, depreciation, amortization, and certain other items that we believe are not representative of our core business. We use the following non-GAAP measures for business planning purposes, in measuring our performance relative to that of our competitors, to help investors to understand the nature of our growth, and to enable investors to evaluate the run-rate performance of the Company. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the audited consolidated financial statements in this Annual Report. Industry peers may provide similar supplemental information but may not define similarly-named metrics in the same way we do and may not make identical adjustments.

Organic Revenue Growth Rate

Organic revenue growth rate represents the percentage change in Total revenue, as compared to the same period for the year prior, adjusted for revenue attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as contingent commissions, fiduciary investment income, and the impact of changes in foreign exchange rates.

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,
	2022	2021	2020
Total revenue growth rate (GAAP) (1)	20.4%	40.7%	33.1%
Less: Mergers and acquisitions (2)	(2.8)	(18.3)	(12.9)
Change in other (3)	(1.2)	0.0	0.2
Organic revenue growth rate (Non-GAAP)	16.4%	22.4%	20.4%

(1)
December 31, 2022 revenue of $1,725.2 million less December 31, 2021 revenue of $1,432.8 million is a $292.4 million year-over-year change. The change, $292.4 million, divided by the December 31, 2021 revenue of $1,432.8 million is a total revenue change of 20.4%. December 31, 2021 revenue of $1,432.8 million less December 31, 2020 revenue of $1,018.3 million is a $414.5 million year-over-year change. The change, $414.5 million, divided by the December 31, 2020 revenue of $1,018.3 million is a total revenue change of 40.7%. December 31, 2020 revenue of $1,018.3 million less December 31, 2019 revenue of $765.1 million is a $253.2 million year-over-year change. The change, $253.2 million, divided by the December 31, 2019 revenue of $765.1 million is a total revenue change of 33.1%. See "Comparison of the Year Ended December 31, 2022 and 2021" and "Comparison of the Year Ended December 31, 2021 and 2020" for further discussion.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the years ended December 31, 2022, 2021, and 2020 was $40.0 million $186.4 million and $98.4 million, respectively.
(3)
The other adjustments exclude the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the years ended December 31, 2022, 2021, and 2020 was $16.0 million $0.6 million and $1.6 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Total Revenue	$1,725,193	$1,432,771	$1,018,274
Compensation and Benefits Expense	$1,128,981	$991,618	$686,155
Acquisition-related expense	(122)	—	(4,479)
Acquisition related long-term incentive compensation	(22,093)	(38,405)	(13,064)
Restructuring and related expense	(724)	(9,934)	(10,465)
Amortization and expense related to discontinued prepaid incentives	(6,738)	(7,209)	(14,173)
Equity-based compensation	(23,390)	(13,639)	(10,800)
Discontinued programs expense	—	—	(996)
Other non-recurring expense	—	—	63
IPO related expenses	(54,091)	(75,868)	—
Adjusted Compensation and Benefits Expense (1)	$1,021,823	$846,563	$632,241
Compensation and Benefits Expense Ratio	65.4%	69.2%	67.4%
Adjusted Compensation and Benefits Expense Ratio	59.2%	59.1%	62.1%

(1)
Adjustments made to Compensation and benefits expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio

We define Adjusted general and administrative expense as General and administrative expense adjusted to reflect items such as (i) acquisition and restructuring general and administrative related expense and (ii) other exceptional or non-recurring items, as applicable. The most comparable GAAP financial metric is General and administrative expense. Adjusted general and administrative expense ratio is defined as Adjusted general and administrative expense as a percentage of Total revenue. The most comparable GAAP financial metric is General and administrative expense ratio.

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Total Revenue	$1,725,193	$1,432,771	$1,018,274
General and Administrative Expense	$196,971	$138,955	$107,381
Acquisition-related expense	(4,477)	(4,275)	(13,807)
Restructuring and related expense	(4,993)	(4,727)	(2,425)
Discontinued programs expense	—	—	1,785
Other non-recurring expense	—	(351)	(409)
IPO related expenses	(1,545)	(3,625)	—
Adjusted General and Administrative Expense (1)	$185,956	$125,977	$92,525
General and Administrative Expense Ratio	11.4%	9.7%	10.5%
Adjusted General and Administrative Expense Ratio	10.8%	8.8%	9.1%

(1)
Adjustments made to General and administrative expense are described in the footnotes of the reconciliation of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin” in this Annual Report.

Adjusted EBITDAC and Adjusted EBITDAC Margin

We define Adjusted EBITDAC as Net income (loss) before Interest expense, net, Income tax expense, Depreciation, Amortization, and Change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii) acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable. Total revenue less Adjusted compensation and benefits expense and Adjusted general and administrative expense is equivalent to Adjusted EBITDAC. The most directly comparable GAAP financial metric is Net income. Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is Net income margin. These measures start with consolidated Net income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when we did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income (loss) and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Total Revenue	$1,725,193	$1,432,771	$1,018,274
Net Income	$163,257	$56,632	$70,513
Interest expense, net	104,829	79,354	47,243
Income tax expense	15,935	4,932	8,952
Depreciation	5,690	4,806	3,934
Amortization	103,601	107,877	63,567
Change in contingent consideration	442	2,891	(1,301)
EBITDAC	$393,754	$256,492	$192,908
Acquisition-related expense (1)	4,599	4,275	18,286
Acquisition related long-term incentive compensation (2)	22,093	38,405	13,064
Restructuring and related expense (3)	5,717	14,661	12,890
Amortization and expense related to discontinued prepaid incentives (4)	6,738	7,209	14,173
Other non-operating loss (income) (5)	5,073	44,947	32,270
Equity-based compensation (6)	23,390	13,639	10,800
Discontinued programs expense (7)	—	—	(789)
Other non-recurring expense (8)	—	351	346
IPO related expenses (9)	55,636	79,493	—
(Income) / loss from equity method investments in related party	414	759	(440)
Adjusted EBITDAC	$517,414	$460,231	$293,508
Net Income Margin (10)	9.5%	4.0%	6.9%
Adjusted EBITDAC Margin	30.0%	32.1%	28.8%

(1)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million, $0.0 million and $4.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, while General and administrative expenses contributed to $4.5 million, $4.3 million, and $13.8 million of the acquisition-related expense for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.

(3)
Restructuring and related expense consists of compensation and benefits of $0.7 million, $9.9 million, and $10.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million, $4.7 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the Restructuring Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the audited consolidated financial statements in this Annual Report for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(4)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the audited consolidated financial statements in this Annual Report for further discussion.
(5)
For the year ended December 31, 2022, Other non-operating loss includes a $5.6 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the year ended December 31, 2021, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. The loss in 2021 also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the year ended December 31, 2020, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units of $28.7 million and the change in fair value of interest rate swaps which were discontinued in 2020.
(6)
Equity-based compensation reflects non-cash equity-based expense.
(7)
Discontinued programs expense includes $0.0 million, $0.0 million, and $(1.8) million of General and administrative expense for the years ended December 31, 2022, 2021, and 2020, respectively. Compensation and benefits expense was $0.0 million, $0.0 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.0 million, $0.0 million, and $(0.1) million of General and administrative expense related to additional cancellation activity associated with these programs for the years ended December 31, 2022, 2021, and 2020, respectively.
(8)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.0 million, $0.4 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and Compensation and benefits expense was $0.0 million, $0.0 million, and $(0.1) million for the years ended December 31, 2022, 2021, and 2020, respectively. Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(9)
IPO related expenses includes $1.5 million, $3.6 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $54.1 million, $75.9 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, related primarily to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Total Revenue	$1,725,193	$1,432,771	$1,018,274
Net Income	$163,257	$56,632	$70,513
Income tax expense	15,935	4,932	8,952
Amortization	103,601	107,877	63,567
Amortization of deferred debt issuance costs (1)	12,054	11,372	5,002
Change in contingent consideration	442	2,891	(1,301)
Acquisition-related expense (2)	4,599	4,275	18,286
Acquisition related long-term incentive compensation (3)	22,093	38,405	13,064
Restructuring and related expense (4)	5,717	14,661	12,890
Amortization and expense related to discontinued prepaid incentives (5)	6,738	7,209	14,173
Other non-operating loss (income) (6)	5,073	44,947	32,270
Equity-based compensation (7)	23,390	13,639	10,800
Discontinued programs expense (8)	—	—	(789)
Other non-recurring expense (9)	—	351	346
IPO related expenses (10)	55,636	79,493	—
(Income) / loss from equity method investments in related party	414	759	(440)
Adjusted Income before Income Taxes	$418,949	$387,443	$247,333
Adjusted tax expense (11)	(106,958)	(97,326)	(61,907)
Adjusted Net Income	$311,991	$290,117	$185,426
Net Income Margin (12)	9.5%	4.0%	6.9%
Adjusted Net Income Margin	18.1%	20.2%	18.2%

(1)
Interest expense includes amortization of deferred debt issuance costs.
(2)
Acquisition-related expense includes diligence, transaction-related, and integration costs. Compensation and benefits expenses were $0.1 million, $0.0 million, and $4.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, while General and administrative expenses contributed to $4.5 million, $4.3 million, and $13.8 million of the acquisition-related expense for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)
Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions.
(4)
Restructuring and related expense consists of compensation and benefits of $0.7 million, $9.9 million, and $10.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and General and administrative costs including occupancy and professional services fees of $5.0 million, $4.7 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the Restructuring

Plan. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” of the audited consolidated financial statements in this Annual Report for further discussion. The remaining costs that preceded the Restructuring Plan were associated with organizational design, other severance, and non-recurring lease costs.
(5)
Amortization and expense related to discontinued prepaid incentive programs – see “Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives” of the audited consolidated financial statements in this Annual Report for further discussion.
(6)
For the year ended December 31, 2022, Other non-operating loss includes a $5.6 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. For the year ended December 31, 2021, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. The loss in 2021 also includes expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. For the year ended December 31, 2020, Other non-operating loss includes the change in fair value of the embedded derivatives on the Redeemable Preferred Units of $28.7 million and the change in fair value of interest rate swaps which were discontinued in 2020.
(7)
Equity-based compensation reflects non-cash equity-based expense.
(8)
Discontinued programs expense includes $0.0 million, $0.0 million, and $(1.8) million of General and administrative expense for the years ended December 31, 2022, 2021, and 2020, respectively. Compensation and benefits expense was $0.0 million, $0.0 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs were associated with concluding specific programs that are no longer core to our business. This adjustment also includes $0.0 million, $0.0 million, and $(0.1) million of General and administrative expense related to additional cancellation activity associated with these programs for the years ended December 31, 2022, 2021, and 2020, respectively.
(9)
Other non-recurring expense includes one-time impacts that do not reflect the core performance of the business, including General and administrative expenses of $0.0 million, $0.4 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and Compensation and benefits expense was $0.0 million, $0.0 million, and $(0.1) million for the years ended December 31, 2022, 2021, and 2020, respectively. Other non-recurring items include one-time professional services costs associated with term debt repricing, and one-time non-income tax charges and tax and accounting consultancy costs associated with potential structure changes.
(10)
IPO related expenses includes $1.5 million, $3.6 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively of General and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax and accounting advisory services on IPO-related structure changes, and Compensation-related expense of $54.1 million, $75.9 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, related primarily to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.
(11)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the year ended December 31, 2022 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the year ended December 31, 2021 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the year ended December 31, 2020 this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.03% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Year Ended December 31, 2022
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Less: Net income attributed to dilutive awards and substantively vested shares (1)	Plus: Net income attributed to non-controlling interests (2)	Plus: Adjustments to Adjusted net income (3)	Plus: Dilutive impact of unvested equity awards (4)	Adjusted diluted earnings per share
Numerator:
Net income attributable to Class A common shareholders- diluted	$137,370	$(76,318)	$102,205	$148,734	$—	$311,991
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	265,750	—	—	—	4,731	270,481
Net income per share of Class A common stock- diluted	$0.52	$(0.29)	$0.38	$0.56	$(0.02)	$1.15

(1)
Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. See “Note 13, Earnings (Loss) Per Share” of the audited consolidated financial statements in this Annual Report.
(2)
For comparability purposes, this calculation incorporates the Net income as if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock at the beginning of the period. 143,992 weighted average outstanding LLC Common Units were considered dilutive for the year ended December 31, 2022 and included in the 265,750 Weighted-average shares outstanding within Diluted EPS. See “Note 13, Earnings (Loss) Per Share” of the audited consolidated financial statements in this Annual Report.
(3)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” in this Annual Report.
(4)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted earnings per share calculation disclosed in “Note 13, Earnings (Loss) Per Share” of the audited consolidated financial statements in this Annual Report.

	Year Ended December 31, 2021
		Adjustments
(in thousands, except per share data)	U.S. GAAP	Plus: Net income (loss) attributable to the LLC before the Organizational Transactions	Plus: Impact of all LLC Common Units exchanged for Class A shares (1)	Plus: Adjustments to Adjusted net income (2)	Plus: Dilutive impact of unvested equity awards (3)	Adjusted diluted earnings per share
Numerator:
Net income (loss) attributable to Class A common shareholders- diluted	$(7,064)	$72,937	$(9,241)	$233,485	$—	$290,117
Denominator:
Weighted-average shares of Class A common stock outstanding- diluted	105,730	—	142,968	—	19,313	268,011
Net income (loss) per share of Class A common stock- diluted	$(0.07)	$0.69	$(0.40)	$0.94	$(0.08)	$1.08

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
(2)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” in this Annual Report.
(3)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted loss per share calculation disclosed in “Note 13, Earnings (Loss) Per Share” of the audited consolidated financial statements in this Annual Report.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of our business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations, and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured Notes. The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, and distributions to LLC Unitholders. We believe that Cash and cash equivalents, cash flows from operations, and amounts available under our Revolving Credit Facility will be sufficient to meet liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

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

Cash and cash equivalents on the Consolidated Balance Sheets includes funds available for general corporate purposes. Fiduciary cash and receivables cannot be used for general corporate purposes. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Balance Sheets. We recognize fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance carriers, other insurance intermediaries, surplus lines taxing authorities, clients, and insurance policy holders, as Fiduciary cash and receivables in the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $744.7 million and $752.7 million as of December 31, 2022 and 2021, respectively, and fiduciary receivables of $1,837.0 million and $1,637.5 million as of December 31, 2022 and 2021, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $992.6 million of Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2022, $66.2 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of December 31, 2022, the interest rate on the Term Loan was 3.00% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of December 31, 2022, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the year ended December 31, 2022.

Tax Receivable Agreement

The Company is party to a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company, to current and certain former LLC Unitholders, of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled to (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA.

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA as a result of transaction, we expect future payments under the TRA as a result of transactions as of December 31, 2022 will be $295.3 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA Payments. The Company has not made and is not likely to make an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes (1)	Pre-IPO M&A Tax Attributes (2)	TRA Payment Tax Attributes (3)	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	16,207	3,680	6,116	26,003
Remeasurement - change in state rate	2,157	1,351	1,897	5,405
Accrued interest	-	-	148	148
Payments	(4,757)	(3,404)	(148)	(8,309)
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347

Total realized tax savings for the year ended December 31, 2021 from each of the tax attributes associated with the TRA were (i) Exchange Tax Attributes of $5.6 million, (ii) Pre-IPO M&A Tax Attributes of $4.0 million, and (iii) TRA Payment Tax Attributes of $0.0 million. 85% of the realized savings ($8.2 million, plus interest) were paid to the current and certain former LLC Unitholders and the remaining 15% of the realized tax savings ($1.4 million) were retained by the Company.

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of December 31, 2022 are (i) Exchange Tax Attributes of $176.8 million, (ii) Pre-IPO M&A Tax Attributes of $100.0 million, and (iii) TRA Payment Tax Attributes of $70.6 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Year Ended December 31, 2022 and 2021

Cash and cash equivalents increased $605.7 million from $387.0 million at December 31, 2021 to $992.7 million at December 31, 2022. A summary of our cash flows provided by and used for ongoing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022 increased $62.0 million from the year ended December 31, 2021 to $335.5 million. Strong organic revenue growth along with the Keystone and Crouse acquisitions completed in the fourth quarter of 2021 drove operating cash flow period-over-period. Net income increased $106.7 million which was offset by a decline in accrued liabilities period-over-period related to long-term incentives within Accounts payable and accrued liabilities.

Cash Flows From Investing Activities

Cash flows used for investing activities during the year ended December 31, 2022 were $22.4 million, a decrease of $435.5 million compared to the $457.9 million of cash flows used for investing activities during the year ended December 31, 2021. The main driver of the cash flows used for investing activities in the year ended December 31, 2022 was $15.0 million of capital expenditures and $7.7 million related to the Centurion acquisition completed in November of 2022, compared to the $343.2 million acquisition of the entity through which Onex held its preferred and other interests, $9.8 million of capital expenditures, and $108.9 million of acquisition payments made for the Crouse and Keystone acquisitions for the year ended December 31, 2021.

Cash Flows From Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2022 were $314.8 million, a decrease of $114.5 million compared to cash flows provided by financing activities of $429.3 million during the year ended December 31, 2021. The main drivers of cash flows provided by financing activities during the year ended December 31, 2022 were the issuance of the Senior Secured Notes generating $394.0 million in net proceeds and the net change in fiduciary liabilities of $17.4 million, offset by cash distributions to LLC Unitholders of $39.9 million, payment of interest rate cap premium of $25.5 million, the repayment of term debt of $16.5 million, and the payment of contingent consideration of $6.2 million. The main drivers of cash flows provided by financing activities during the year ended December 31, 2021 was the issuance of Class A common stock in the IPO of $1,448.1 million, offset by the repurchase of pre-IPO LLC units and Alternative TRA payments of $780.4 million, the repurchase of Class A common stock in the IPO of $183.6 million, the repurchase of preferred equity for $78.3 million, $48.4 million in cash paid for the remaining 53% non-controlling common equity interest in Ryan Re, $47.1 million of cash distributions paid to pre-IPO unitholders, and $16.5 million repayment of term debt.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 9, Leases” and “Note 10, Debt” in the notes to our audited consolidated financial statements in this Annual Report and provide further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition.

Below we have outlined the liabilities accrued as of December 31, 2022, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	December 31, 2022
Current accrued compensation	$—
Non-current accrued compensation	83
Total liability	$83
Projected future expense	195
Total projected future cash outflows	$278

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	—
2026	56
Thereafter	$223

Within “Note 4, Mergers and Acquisitions” in the notes to our audited consolidated financial statements in this Annual Report we outline various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of December 31, 2022, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	December 31, 2022
Current accounts payable and accrued liabilities	$7,537
Other non-current liabilities	21,714
Total liability	$29,251
Projected future expense	5,163
Total projected future cash outflows	$34,414

Projected Future Cash Outflows
(in thousands)
2023	$7,837
2024	—
2025	26,577
2026	—
Thereafter	$—

For further discussion, see “Note 4, Mergers and Acquisitions”, “Note 9, Leases”, “Note 10, Debt”, “Note 15, Employee Benefit Plans, Prepaid and Long-Term Incentives”, and “Note 18, Commitments and Contingencies” of the notes to the consolidated financial statements in this Annual Report.

Critical Accounting Policies and Estimates

The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (i) the Company must make assumptions that were uncertain when the judgment was made and (ii) changes in the estimate assumptions or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.

Refer to “Note 2, Summary of Significant Accounting Policies” in the consolidated financial statements in this Annual Report for further information on the critical accounting estimates and policies. Refer to “Note 4, Mergers and Acquisitions” in the consolidated financial statements in this Annual Report for further information on the critical accounting policies over business combinations and contingent consideration. Refer to “Note 12, Equity-Based Compensation” in the consolidated financial statements in this Annual Report for the critical accounting estimates and policies related to equity-based compensation. Refer to “Note 17, Fair Value Measurements” in the consolidated financial statements in this Annual Report for further information on pricing of contingent consideration, derivative instruments and liabilities for which only fair value is disclosed. Refer to “Note 20, Income Taxes” in the consolidated financial statements in this Annual Report for further information on the estimates involved in income taxes and the TRA liability.

A summary of the critical accounting policies and corresponding judgments are as follows:

Revenue Recognition

The timing of revenue recognition and constraints applied to both supplemental and contingent commissions is based on estimates and assumptions. These commissions are paid to the Company based on the achievement of volume and/or underwriting profitability targets on the eligible insurance contracts placed. Because of our limited visibility into the satisfaction of performance indicators outlined in the contracts, the Company constrains such revenues until such time that the carrier provides explicit confirmation of amounts owed to us to avoid a significant reversal of revenue in a future period. The uncertainty regarding the ultimate transaction price for contingent commissions is principally the profitability of the underlying insurance policies placed as determined by the development of loss ratios maintained by the carriers. The uncertainty is resolved over the contractual term. We evaluate the assumptions applied and make adjustments as experience changes.

Business Combinations

The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires us to allocate the total consideration transferred for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, especially with respect to intangible assets. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.

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

Tax Receivable Agreement Liabilities

As described in "Note 20, Income Taxes" in the notes to the consolidated financial statements in this Annual Report, in connection with the Organizational Transactions and IPO, the Company entered into a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company, to current and certain former LLC Unitholders, of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units, (ii) certain tax attributes of the LLC that existed prior to the IPO, (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled to (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA. Amounts payable under the TRA are contingent upon, among other things: (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. As of December 31, 2022, we recognized $295.3 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements see “Note 2, Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in the day-to-day operations of our business. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the year ended December 31, 2022, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of December 31, 2022, we had $1,612.9 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of December 31, 2022 and 2021, as determined based upon information available.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ryan Specialty Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryan Specialty Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets— Refer to Notes 2 and 20 to the consolidated financial statements

Critical Audit Matter Description

As a result of the Organizational Transactions and the IPO, the Company acquired an interest in the LLC and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in Ryan Specialty, LLC.

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
o
We tested the accuracy of the valuation of the deferred tax asset.
o
We evaluated the reasonableness of the methods, significant assumptions, and judgments used by management to determine whether it was more likely than not that the Company would be able to realize its deferred tax assets.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 1, 2023

We have served as the Company's auditor since 2011.

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income

All balances presented in thousands, except share and per share data

	Year Ended December 31,
	2022	2021	2020
REVENUE
Net commissions and fees	$1,711,861	$1,432,179	$1,016,685
Fiduciary investment income	13,332	592	1,589
Total revenue	$1,725,193	$1,432,771	$1,018,274
EXPENSES
Compensation and benefits	1,128,981	991,618	686,155
General and administrative	196,971	138,955	107,381
Amortization	103,601	107,877	63,567
Depreciation	5,690	4,806	3,934
Change in contingent consideration	442	2,891	(1,301)
Total operating expenses	$1,435,685	$1,246,147	$859,736
OPERATING INCOME	$289,508	$186,624	$158,538
Interest expense, net	104,829	79,354	47,243
Loss (income) from equity method investment in related party	414	759	(440)
Other non-operating loss	5,073	44,947	32,270
INCOME BEFORE INCOME TAXES	$179,192	$61,564	$79,465
Income tax expense	15,935	4,932	8,952
NET INCOME	$163,257	$56,632	$70,513
Net income (loss) attributable to non-controlling interests, net of tax	102,205	(9,241)	2,409
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$61,052	$65,873	$68,104
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.57	$(0.07)	—
Diluted	$0.52	$(0.07)	—
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	108,616,420	105,730,008	—
Diluted	265,750,444	105,730,008	—

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income

All balances presented in thousands

	Year Ended December 31,
	2022	2021	2020
NET INCOME	$163,257	$56,632	$70,513
Net income (loss) attributable to non-controlling interests, net of tax	102,205	(9,241)	2,409
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$61,052	$65,873	$68,104
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	9,010	—	—
(Gain) on interest rate cap reclassified to earnings	(945)	—	—
Foreign currency translation adjustments	(1,670)	(121)	1,084
Change in share of equity method investment in related party other comprehensive income (loss)	(2,074)	(867)	754
Total other comprehensive income (loss), net of tax	$4,321	$(988)	$1,838
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$65,373	$64,885	$69,942

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets

All balances presented in thousands, except share and per share data

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$992,723	$386,962
Commissions and fees receivable – net	231,423	210,252
Fiduciary cash and receivables	2,611,647	2,390,185
Prepaid incentives – net	8,584	7,726
Other current assets	49,690	15,882
Total current assets	$3,894,067	$3,011,007
NON-CURRENT ASSETS
Goodwill	1,314,984	1,309,267
Other intangible assets	486,444	573,930
Prepaid incentives – net	20,792	25,382
Equity method investment in related party	38,514	45,417
Property and equipment – net	31,271	15,290
Lease right-of-use assets	143,870	84,874
Deferred tax assets	396,814	382,753
Other non-current assets	56,987	10,788
Total non-current assets	$2,489,676	$2,447,701
TOTAL ASSETS	$6,383,743	$5,458,708
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	119,022	99,403
Accrued compensation	350,369	386,301
Operating lease liabilities	22,744	18,783
Short-term debt and current portion of long-term debt	30,587	23,469
Fiduciary liabilities	2,611,647	2,390,185
Total current liabilities	$3,134,369	$2,918,141
NON-CURRENT LIABILITIES
Accrued compensation	10,048	4,371
Operating lease liabilities	151,944	74,386
Long-term debt	1,951,900	1,566,627
Deferred tax liabilities	562	631
Tax Receivable Agreement liabilities	295,347	272,100
Other non-current liabilities	21,761	27,675
Total non-current liabilities	$2,431,562	$1,945,790
TOTAL LIABILITIES	$5,565,931	$4,863,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 112,437,825 and 109,894,548 shares issued and outstanding at December 31, 2022 and 2021, respectively)	112	110
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 147,214,275 and 149,162,107 shares issued and outstanding at December 31, 2022 and 2021, respectively)	147	149
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at December 31, 2022 and 2021)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and 2021)	—	—
Additional paid-in capital	418,123	348,865
Retained earnings (accumulated deficit)	53,988	(7,064)
Accumulated other comprehensive income	6,035	1,714
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$478,405	$343,774
Non-controlling interests	339,407	251,003
Total stockholders' equity	$817,812	$594,777
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,383,743	$5,458,708

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flow

All balances presented in thousands

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,257	$56,632	$70,513
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (gain) from equity method investment in related party	414	759	(440)
Amortization	103,601	107,877	63,567
Depreciation	5,690	4,806	3,934
Prepaid and deferred compensation expense	28,831	46,470	21,619
Non-cash equity-based compensation	77,480	67,534	10,800
Amortization of deferred debt issuance costs	12,054	11,372	5,002
Amortization of interest rate cap premium	4,636	—	—
Deferred income tax expense (benefit)	8,986	(1,154)	203
Loss on extinguishment of existing debt	—	8,634	1,708
Loss on Tax Receivable Agreement	5,553	—	—
Change (net of acquisitions) in:
Commissions and fees receivable – net	(20,370)	(29,657)	(31,174)
Accrued interest liability	7,776	760	4
Other current assets and accrued liabilities	(63,659)	78,728	15,516
Other non-current assets and accrued liabilities	1,265	(79,268)	(25,859)
Total cash flows provided by operating activities	$335,514	$273,493	$135,393
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations - net of cash acquired and cash held in a fiduciary capacity	—	(108,883)	(717,961)
Asset acquisitions	(7,714)	(343,158)	(5,236)
Prepaid incentives issued – net of repayments	337	3,885	(9,313)
Equity method investment in related party	—	—	(23,500)
Capital expenditures	(15,043)	(9,781)	(12,498)
Total cash flows used for investing activities	$(22,420)	$(457,937)	$(768,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions of members' and mezzanine equity	—	—	118,122
Allocation of contribution to Redeemable Preferred Units embedded derivative	—	—	814
Proceeds from senior secured notes	394,000	—	—
Payment of interest rate cap premium	(25,500)	—	—
Interest rate cap receipts	2,174	—	—
Repayment of term debt	(16,500)	(16,500)	(144,750)
Borrowing of term debt	—	—	1,650,000
Debt issuance costs paid	(2,369)	(2,431)	(78,799)
Finance lease and other costs paid	(36)	(129)	235
Payment of contingent consideration	(6,241)	(4,495)	—
Purchase of remaining interest in Ryan Re	—	(48,368)	—
Repurchase of preferred equity	—	(78,256)	—
Tax distributions to LLC unitholders	(39,883)	(47,096)	(50,121)
Equity repurchases from pre-IPO unitholders	—	(3,880)	(52,562)
Repurchase of Class A common stock in the IPO	—	(183,616)	—
Repurchase of pre-IPO LLC Units and payment of Alternative TRA Payments	—	(780,352)	—
Issuance of Class A common stock in the IPO, net of offering costs paid	—	1,448,097	—
Repayment of unsecured promissory notes	—	(1,108)	—
Repayment of subordinated notes	—	—	(25,000)
Borrowings on revolving credit facilities	—	—	305,517
Repayments on revolving credit facilities	—	—	(734,214)
Receipt of taxes related to net share settlement of equity awards	7,168	—	—
Taxes paid related to net share settlement of equity awards	(7,168)	—	—
Payment of Tax Receivable Agreement liabilities	(8,309)	—	—
Net change in fiduciary liabilities	17,420	147,418	136,062
Total cash flows provided by financing activities	$314,756	$429,284	$1,125,304
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(126)	(883)	1,353
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$627,724	$243,957	$493,542
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,139,661	895,704	402,162
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,767,385	$1,139,661	$895,704
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	992,723	386,962	312,651
Cash held in a fiduciary capacity	774,662	752,699	583,053
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,767,385	$1,139,661	$895,704

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

All balances presented in thousands

	Mezzanine Equity	Members' Interest	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Members’ Equity (Deficit)
Balance at December 31, 2019	$139,644	$(76,244)	$864	$(1,109)	$(76,489)
Net income	—	68,104	—	2,409	70,513
Foreign currency translation adjustments	—	—	1,084	—	1,084
Accretion of premium on mezzanine equity	1,618	(1,618)	—	—	(1,618)
Change in share of equity method investment in related party other comprehensive income	—	—	754	—	754
Accumulation of preferred dividends (% return)	—	(12,032)	—	—	(12,032)
Related party asset acquisition	—	(3,039)	—	—	(3,039)
Equity issued to the Board of Directors	—	640	—	—	640
Contribution to Class A units	—	111,100	—	—	111,100
Contribution to Redeemable Preferred Units	98,373	—	—	—	—
Contribution to Class B common units		10,649	—	—	10,649
Equity issued to related party in exchange for extinguishment of subordinated promissory notes	—	81,931	—	—	81,931
Loss on extinguishment of related party subordinated promissory notes	—	(6,941)	—	—	(6,941)
Distributions declared – tax advances	—	(63,402)	—	—	(63,402)
Repurchases of Class A units	—	(52,220)	—	—	(52,220)
Equity-based compensation expense	—	10,160	—	—	10,160
Balance at December 31, 2020	$239,635	$67,088	$2,702	$1,300	$71,090

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

All balances presented in thousands, except share data

Refer to Notes to the Consolidated Financial Statements

	Mezzanine	Members'	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Stockholders'/ Members'
	Equity	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2020	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income prior to the Organizational Transactions	—	72,937	—	—	—	—	—	—	—	—	—	2,450	75,387
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	444	—	444
Unpaid preferred return on Mezzanine Equity	—	(1,728)	—	—	—	—	—	—	—	—	—	—	(1,728)
Equity-based compensation prior to the Organizational Transactions	—	8,457	—	—	—	—	—	—	—	—	—	—	8,457
Related party acquisition	—	(44,618)	—	—	—	—	—	—	—	—	—	(3,750)	(48,368)
Accumulation of preferred dividends (% return), net of tax distributions	—	(5,663)	—	—	—	—	—	—	—	—	—	—	(5,663)
Members' tax distributions	—	(23,757)	—	—	—	—	—	—	—	—	—	—	(23,757)
Repurchases of Class A units	—	(4,625)	—	—	—	—	—	—	—	—	—	—	(4,625)
Reclassification from preferred units to repurchase	—	(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accretion of premium on Mezzanine Equity	20,365	(20,365)	—	—	—	—	—	—	—	—	—	—	(20,365)
LLC equity prior to the Organizational Transactions	$260,000	$(27,286)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(24,878)
Effect of Common Blocker Merger exchange of LLC units for Class A and Class X common stock	—	(71,874)	20,680,420	21	—	—	640,784	1	147,331	—	—	(75,479)	—
Exchange of LLC Units from pre-IPO unitholders for Class A common stock	—	(29,675)	31,992,135	32	—	—	—	—	59,318	—	—	(29,675)	—
Repurchase of Class A common stock in IPO	—	—	(8,224,708)	(8)	—	—	—	—	(183,608)	—	—	—	(183,616)

Refer to Notes to the Consolidated Financial Statements

Impact of the Participation and related Alternative TRA Payments	—	(29,047)	—	—	—	—	—	—	29,047	—	—	(761,706)	(761,706)
Equity grant modification and related Alternative TRA Payments	—	—	—	—	—	—	—	—	(18,645)	—	—	12,333	(6,312)
Issuance of Class B common stock	—	—	—	—	149,162,107	149	—	—	(149)	—	—	—	—
Effect of Preferred Blocker Merger	(260,000)	—	—	—	—	—	—	—	343,515	—	—	(343,515)	—
Establishment of deferred tax asset arising from exchanges of LLC Units	—	—	—	—	—	—	—	—	329,000	—	—	—	329,000
Establishment of liabilities under TRA	—	—	—	—	—	—	(640,784)	(1)	(282,470)	—	—	—	(282,471)
Establishment of deferred tax asset arising from investment in the LLC	—	—	—	—	—	—	—	—	61,143	—	—	—	61,143
Reclassification of pre-IPO Members' Equity	—	157,882	—	—	—	—	—	—	(1,627,480)	—	—	1,469,598	—
Effect of the Organizational Transactions	$(260,000)	$27,286	44,447,847	$45	149,162,107	$149	—	$—	$(1,142,998)	$—	$—	$271,556	$(843,962)

Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	—	—	(11,155)	(11,155)
Issuance of Class A common stock in the IPO, net of offering costs	—	—	65,456,020	65	—	—	—	—	1,448,033	—	—	—	1,448,098
Issuance of common stock	—	—	9,634	0	—	—	—	—	(0)	—	—	—	—
Forfeiture of common stock	—	—	(18,953)	(0)	—	—	—	—	0	—	—	—	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership exchanges	—	—	—	—	—	—	—	—	984	—	—	—	984
Foreign currency translation subsequent to the Organizational Transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(565)	(1,080)	(1,645)
Equity-based compensation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	42,846	—	—	3,546	46,392
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(129)	(173)	(302)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	—	(7,064)	—	(11,691)	(18,755)
Balance at December 31, 2021	$—	$—	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

All balances presented in thousands, except share data

	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2021	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	—	—	61,052	—	102,205	163,257
Issuance of common stock	599,559	1	17,856	—	—	—	771	—	—	—	772
Exchange of LLC equity for common stock	1,968,793	2	(1,965,688)	(2)	—	—	8,937	—	—	(8,937)	—
Forfeiture of common stock	(25,075)	(1)	—	—	—	—	—	—	—	—	(1)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	—	—	(1,501)	—	—	—	(1,501)
Distributions declared – Members' tax	—	—	—	—	—	—	—	—	—	(28,728)	(28,728)
Change in share of equity method investment in related party other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,074)	(3,700)	(5,774)
Gain on interest rate cap, net	—	—	—	—	—	—	—	—	8,065	14,149	22,214
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,670)	(3,014)	(4,684)
Equity-based compensation	—	—	—	—	—	—	61,051	—	—	16,429	77,480
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	—	$—	$418,123	$53,988	$6,035	$339,407	$817,812

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Notes to the Consolidated Financial Statements

Tabular balances presented in thousands, except share and per share data

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Holdings, Inc., (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents, and carriers. These services encompass distribution, underwriting, product development, administration, and risk management by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. The Company's offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, and Europe.

IPO and Reorganization

The Company was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and related transactions in order to carry on the business of the LLC. On July 26, 2021, the Company completed its IPO of 65,456,020 shares of Class A common stock, $0.001 par value per share, at an offering price of $23.50 per share. The Company received net proceeds of $1,448.1 million after deducting underwriting discounts, commissions, and other offering costs. The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.

New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. Pursuant to contribution agreements, on September 30, 2021, the Company, the non-controlling interest LLC Unitholders, and New LLC exchanged equity interests in the LLC for LLC Common Units in New LLC, with the intent that New LLC be the new holding company for the LLC interests. At that time, the LLC adopted the LLC Operating Agreement and New LLC adopted the New LLC Operating Agreement. As a result, the Company is a holding company, with its sole material asset being a controlling equity interest in New LLC, which became a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC, and through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's Common Units on its consolidated financial statements. As of December 31, 2022, the Company owned 43.3% of the outstanding LLC Common Units of New LLC, and New LLC owned 99.9% of the outstanding LLC Common Units of the LLC. The remaining 0.1% of the outstanding LLC Common Units of the LLC were owned by a subsidiary of the Company. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”.

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

The Company, through its intermediate holding company New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of, the LLC. The LLC is a VIE of the Company and the Company is the primary beneficiary of the LLC as the Company has both the power to direct the activities that most significantly impact the LLC’s economic performance and has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant to the Company. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity. The Company's relationship with the LLC results in no recourse to the general credit of the Company and the Company has no contractual requirement to provide financial support to the LLC. The Company shares in the income and losses of the LLC in direct proportion to the Company's ownership percentage.

The Organizational Transactions were considered to be transactions between entities under common control. The historical operations of the LLC are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of the LLC prior to the IPO and Organizational Transactions; (ii) the consolidated results of Ryan Specialty Holdings, Inc., and the LLC following the IPO and Organizational Transactions; and (iii) the assets and liabilities of Ryan Specialty Holdings, Inc., and the LLC at their historical cost. No step-up basis of intangible assets or goodwill was recorded.

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

The Company incurs both costs to fulfill contracts, principally in pre-placement activities, and costs to obtain contracts, principally through certain sales commissions paid to employees. For situations in which the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company applies a practical expedient and recognizes the costs of obtaining a contract as an expense when incurred.

Net Commissions and Policy Fees

Net commissions and policy fees revenue is primarily based on a percentage of premiums or fees received for an agreed-upon level of service. The Company’s customers for this revenue stream are agents of the insured. The net commissions and policy fees are recognized at the point in time when an insurance policy is bound and issued, which occurs on the later of the policy effective date of the associated policies or the date the Company receives a request to bind coverage from the customer. Most insurance premiums are subject to cancellations; therefore, commission revenue is considered to be variable consideration at the contract effective date and is recognized net of a constraint for estimated policy cancellations. Estimated policy cancellations are based upon the Company's historical cancellations. Any endorsement made to a contract is treated as a new contract with revenue recognized on the later of the endorsement effective date or the date the Company receives a request to bind coverage from the customer.

Supplemental and Contingent Commissions

Supplemental and contingent commissions are additional revenues paid to the Company based on the volume and/or underwriting profitability of the eligible insurance contracts placed. The Company’s performance obligation is satisfied and revenue is recognized over time using the output method as the Company places eligible or profitable policies. For this revenue stream, the customer is the carrier as the carrier is the entity that will ultimately pay the Company additional revenues once certain volume and profitability targets are achieved by the carrier. Because of the limited visibility into the satisfaction of performance indicators outlined in the contracts, the Company constrains such revenues until the time that the carrier provides explicit confirmation of amounts owed to the Company to avoid a significant reversal of revenue in a future period. The uncertainty regarding the ultimate transaction price for contingent commissions is principally the profitability of the underlying insurance policies placed as determined by the development of loss ratios maintained by the carriers. The uncertainty is resolved over the contractual term as actual results are achieved.

Loss Mitigation Fees

Loss mitigation fees, or mergers and acquisitions (“M&A”) fees, consist of revenue earned from the review of due diligence and other relevant information in underwriting a risk. The customer of this revenue stream is the agent of the insured. The performance obligation is the production of an Expense Agreement (“EA”) or Letter of Intent (“LOI”). As the M&A fees are not dependent on the outcome of the risk being insured, the Company recognizes these fees at the point in time when control transfers to the customer, which occurs on the effective date of an executed EA or LOI.

Disaggregation of Revenue

Wholesale Brokerage revenue primarily includes insurance commissions and fees for services rendered to retail agents and brokers, as well as supplemental and contingent commissions from carriers. Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, and workers’ compensation insurance products from insurance carriers to retail brokerage firms.

Binding Authority revenue primarily includes insurance commissions for services rendered, as well as supplemental and contingent commissions from carriers. The Company’s binding authorities receive underwriting authority from a variety of carriers for both Admitted and non-admitted business for small to mid-size risks. Wholesale binding authorities generally have authority to bind coverage on behalf of an insurance carrier for a specific type of risk, subject to agreed-upon guidelines and limits. Wholesale binding authorities receive submissions for insurance directly from retail brokers, evaluate price, make underwriting decisions regarding these submissions, and bind and issue policies on behalf of insurance carriers. Wholesale binding authorities are typically created to handle large volumes of small-premium policies across commercial and personal lines within strictly defined underwriting criteria. Binding authorities allow the insured to access additional capital and the carrier to efficiently aggregate its distribution.

Underwriting Management revenue primarily includes insurance commissions for services rendered, including contingent commissions for placing profitable business with carrier partners, as well as loss mitigation fees. Underwriting Management offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGUs, which act on behalf of insurance carriers that have given the Company the authority to underwrite and bind coverage for specific risks, and programs that offer commercial and personal insurance for specific product lines or industry classes.

Contract Balances

Contract assets, which arise primarily from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. These assets relate to the unbilled amounts of services for which the Company recognizes revenue over time. Payment related to contract assets is typically due within one year of the completed performance obligation. Occasionally, the Company receives cash payments from customers in advance of the Company’s performance obligation being satisfied, which represent a contract liability. Contract liabilities are recognized as revenue when the performance obligations are satisfied.

Cash and Cash Equivalents

Cash and cash equivalents include cash in demand deposits accounts and short-term investments, consisting principally of money market demand accounts, having original maturities of 90 days or less.

Commissions and Fees Receivable

The Company earns commissions and fees through its Wholesale Brokerage, Binding Authority and Underwriting Management Specialties. The Company records a receivable once a performance obligation is satisfied. In some instances, the Company will advance premiums on behalf of clients, or will advance claims payments and refunds to clients on behalf of underwriters. These amounts are reflected within Commissions and fees receivable – net on the Consolidated Balance Sheets.

The Company’s receivables are shown net of an allowance for credit losses which is estimated based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

Fiduciary Assets, Fiduciary Liabilities, and Related Income

In its role as an insurance intermediary, the Company collects and remits amounts between insurance agents and brokers and insurance underwriters. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price. Similarly, the Company elected to exclude from the measurement of the transaction price surplus lines taxes, as these are assessed by and remitted to governmental authorities. The Company recognizes fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables on the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents in the Consolidated Balance Sheets. The Company recognizes premiums, claims payable, and surplus lines taxes as Fiduciary liabilities in the Consolidated Balance Sheets. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the Company's operating accounts and liabilities.

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

Intangible Assets

Intangible assets other than goodwill consist primarily of customer relationships. Customer relationships consist of customer-related assets, which are amortized over their estimated useful lives, ranging from two to fifteen years, in proportion with the realization of their economic benefit. Generally, the Company uses outside valuation specialists to value acquired intangible assets. Intangible assets also include trade names and internally developed software, which are amortized over their estimated lives, typically three years and between five to seven years, respectively. The Company has no indefinite-lived intangible assets.

Equity Method Investment

The Company uses the equity method to account for its investment in a related party for which the Company has the ability to exercise significant influence over, but not control, the investee’s operating and financial policies. The equity method investment in related party is recorded at cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or loss. The Company’s proportionate share of the other comprehensive income or loss from equity method investments is reflected on the Consolidated Statements of Comprehensive Income. The Company’s equity method investment in a related party is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Leases

The Company evaluates contracts entered into to determine whether the contract involves the use of an asset. The Company then evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. If these criteria are met and a lease has been identified, the Company accounts for the contract under the requirements of ASC 842, Leases.

The Company's leased assets consist primarily of real estate for occupied offices and office equipment. Certain of these leases have options permitting renewals for additional periods or clauses allowing for early termination, and where those are reasonably certain to be executed, they are recognized as a component of the initial lease term. All of the Company’s real estate leases and most of the office equipment leases are recognized as operating leases, while some leases of office equipment and all IT hardware leases are finance leases. The Company also subleases some real estate properties to third parties, which are classified as operating leases. The Company recognizes lease payments for short-term leases of twelve months or less in the Consolidated Statements of Income on a straight-line basis over the lease term.

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

At the lease commencement for finance and operating leases, the Company recognizes the total lease liability through the lease term as the present value of all remaining payments, discounted by the rate determined at commencement in the Consolidated Balance Sheets. Operating leases are included in Lease right-of-use assets, Current Operating lease liabilities, and Non-current Operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in Lease right-of-use assets, Short-term debt and current portion of long-term debt, and Long-term debt on the Consolidated Balance Sheets. In the event the lease liability is remeasured due to a change in the scope of or the consideration for a lease, an adjustment is made to the right-of-use asset. In the instance where the right-of-use asset is impaired, the impairment charge is recognized in the Consolidated Statements of Income within General and administrative expense, irrespective of its classification of operating or finance lease.

Equity-Based Compensation

The Company issues equity-based awards to employees in the form of Restricted Stock, Restricted Stock Units ("RSUs"), Stock Options, Restricted Common Units, Restricted LLC Units ("RLUs"), and Class C Incentive Units. Compensation expense for equity awards is measured at the grant date fair value. The grant date fair value of Stock Options is estimated using the Black-Scholes option pricing model, and the grant date fair value of the Restricted Common Units and Class C Incentive Units is estimated using a Monte Carlo simulation based pricing model. These pricing models require management to make assumptions with respect to the fair value of the equity awards on the grant date, including the expected term of the award, the expected volatility of the Company’s stock based on a period of time generally commensurate with the expected term of the award, risk-free interest rates, and expected dividend yields of the Company’s Class A common stock, among other items including the Company's Class A common stock price and taxable income forecasts. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation expense could be materially impacted.

The Company accounts for equity-based compensation in accordance with ASC 718, Compensation- Stock Compensation ("ASC 718"). In accordance with ASC 718, compensation expense is measured at estimated fair value of the equity-based awards and is expensed over the vesting period during which an employee provides service in exchange for the award. Compensation expense is recognized using the graded vesting attribution method and forfeitures are accounted for as they occur. Equity-based compensation expense is recorded in Compensation and benefits on the Consolidated Statements of Income. See Note 12, Equity-Based Compensation, for additional information on the Company’s equity-based compensation awards.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 13, Earnings (Loss) Per Share for additional information on dilutive securities.

Derivative Instruments and Hedging Activities

The Company utilizes a derivative, namely an interest rate cap, for interest rate risk management purposes. The Company does not hold or issue derivative instruments for trading or speculative purposes. The Company assesses the effectiveness of qualifying cash flow hedges both at inception and on an on-going basis. For hedging derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value of the financial instrument in Other comprehensive income (loss). Amounts recorded in Other comprehensive income (loss) are reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The Company amortizes the premium paid for the interest rate cap on a straight-line basis over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income. The Company recognizes cash flows related to cash flow hedges in the same section of the Consolidated Statement of Cash Flows as the cash flows related to the item being hedged. See Note 14, Derivatives for further discussion of derivative financial instruments.

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the “Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year and recognizes expense for the matching contribution in the year where requisite employee service is performed. Any liabilities for matching contributions are recognized as Current Accrued compensation within the Consolidated Balance Sheets.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses, and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments, and is recognized in Current and Non-current Accrued compensation in the Consolidated Balance Sheets. Changes in value on deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income.

Employee Incentives

Employee Retention Incentives

In connection with the acquisition of businesses and recruiting and retaining key talent, the Company issues retention incentives with a claw back feature to employees. Retention incentives are earned by the recipient over the term of the arrangement, as long as the employee continues employment and complies with other certain contractual requirements. Retention incentives are recognized as Prepaid incentives – net within the Consolidated Balance Sheets. The expense associated with the earned portion of the prepaid incentives is recorded as Compensation and benefits within the Consolidated Statements of Income over the service period, which is consistent with the term of the arrangements.

Forgivable Notes

Historically the Company offered forgivable notes to certain employees as an incentive, whereby the principal amount of forgivable notes and accrued interest is forgiven by the Company over the term of the notes, so long as the employee continues employment with the Company and complies with certain contractual requirements. These notes were structured as recourse loans and contain non-solicit clauses and have terms that are between three and ten years. In the event of an employee’s termination, whether voluntary or involuntary, the employee must repay the unpaid, unforgiven note balance at termination. The Company has a policy of enforcing the provisions of the unforgiven portion of the forgivable note agreements by pursuing collection through third-party collection agencies and taking legal action. Any balances recognized in the current year relate to forgivable notes issued in prior years as the Company no longer issues new forgivable notes.

Long-Term Incentive Compensation Agreements

The Company has entered into long-term incentive agreements with certain employees whereby the employees are awarded cash according to specified formulas following a certain period. The long-term incentives, which are typically issued in connection with an acquisition, vest based on the achievement of various performance and service conditions. The Company recognizes expense within Compensation and benefits in the Consolidated Statements of Income over the service period of these awards based on the estimated expected payout.

Non-Controlling Interests

As noted above, the Company consolidates the financial results of the LLC; therefore, it reports non-controlling interests based on the LLC Common Units not owned by the Company on the Consolidated Balance Sheets. Net income (loss) and other comprehensive income (loss) is attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 11, Stockholders' Equity for more information.

The non-controlling interest holders may, subject to certain exceptions, exchange some or all of their LLC Common Units for, at the Company’s election (determined by a majority of the Company’s directors who are disinterested), newly-issued shares of Class A common stock on a one-for-one basis, or cash, only to the extent that the Company has received cash proceeds pursuant to a secondary offering. As any redemption settled in cash would be limited to proceeds received from the sale of new permanent equity securities, the Non-controlling interests are classified as permanent equity on the Consolidated Balance Sheets.

Captive Insurance Cells

Through the acquisition of Keystone, the Company has an ownership interest in two entities that hold segregated account protected cell captives. These entities are structured with protected cell captives for each insured (“Captive Cells”) and the core regulated companies (“Core Companies”). The Core Companies are owned and operated by the Company, and are not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insureds. The Company has a variable interest in the Core Companies due to the ownership interest, however, as the Core Companies are not exposed to the variability of the Captive Cells, only the activity of the regulated Core Companies is recorded in our consolidated financial statements, including cash and any expenses incurred to operate the Captive Cells.

Litigation and Contingent Liabilities

The Company is subject to various legal actions related to claims, lawsuits, and proceedings incident to the nature of the business. The Company records liabilities for loss contingencies when it is probable that a liability has been incurred on or before the Consolidated Balance Sheets date and the amount of the liability can be reasonably estimated. The Company does not discount such contingent liabilities and recognizes related legal costs, such as fees and expenses of external counsel and other service providers, as period expenses when incurred. Loss contingencies are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Significant management judgment is required to estimate the amounts of such contingent liabilities. The Company records loss recoveries from E&O insurance coverage, up to the amount of the financial statement loss incurred, when the realization of the indemnity for a claim presented under the Company’s E&O insurance coverage is deemed probable. In order to assess the potential liabilities and any recoveries, the Company analyzes the litigation exposure based upon available information, including consultation with counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of factors, including new developments or changes in the approach, such as changing the settlement strategy as applicable to a matter.

Foreign Currency Translation

The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Balances denominated in non-functional currency are remeasured to the functional currency using current exchange rates, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency balances are then translated into the reporting currency (i.e., USD) using (i) exchange rates at the balance sheet date for items reported as assets or liabilities in the Consolidated Balance Sheets, (ii) historical rates for items reported in Stockholders' equity other than retained earnings (accumulated deficit), and (iii) average exchange rates for items recorded in earnings and included in retained earnings (accumulated deficit). The resulting change in unrealized translation gains or losses is a component of Accumulated other comprehensive income within the Consolidated Balance Sheets.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

The Company evaluates and accounts for uncertain tax positions in accordance with ASC 740, Income Taxes using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur if the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense in the Consolidated Statements of Income.

Holders of the LLC Common Units, including the Company, incur U.S. federal, state, and local income taxes on their share of any taxable income of the LLC. The LLC Operating Agreement provides for pro rata cash distributions ("Members' Tax Distributions") to the holders of the LLC Common Units in an amount generally calculated to provide each holder of LLC Common Units with sufficient cash to cover their tax liability in respect of the LLC Common Units. In general, these Members' Tax Distributions are computed based on the LLC's estimated taxable income, multiplied by an assumed tax rate as set forth in the LLC Operating Agreement.

Tax Receivable Agreement (TRA)

The Company is party to a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company to the current and certain former LLC Unitholders of 85% of the amount of net cash savings, if any, in U.S. federal, state, and local income taxes the Company actually realizes (or, under certain circumstances are deemed to realize) from (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable "remedial" partnership tax allocations to which the Company becomes entitled (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”).

The Company accounts for amounts payable under the TRA in accordance with ASC 450, Contingencies. The amounts payable under the TRA will vary depending upon a number of factors, including the timing of exchanges by the LLC Unitholders, the amount of gain recognized by the LLC Unitholders, the amount and timing of the taxable income the Company generates in the future, and the federal tax rates then applicable. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the agreement. Any such changes in these factors or changes in the Company’s determination of the need for a valuation allowance related to the tax benefits acquired under the TRA could adjust the Tax Receivable Agreement liabilities recognized on the Consolidated Balance Sheets.

The Company accounts for the effects of the increases in tax basis and associated payments under the TRA arising from exchanges (i) by recording an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis associated with Exchange Tax Attributes and TRA Payment Tax Attributes based on the enacted federal and state tax rates at the date of the exchange, (ii) to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, by reducing the deferred tax asset with a valuation allowance, (iii) by recording 85% of the estimated realizable tax benefit associated with the Exchange Tax Attributes and TRA Payment Tax Attributes as an increase to the Tax receivable agreement liability and the remaining 15% of the estimated realizable tax benefit as an increase to Additional paid-in capital on the Consolidated Balance Sheets, and (iv) by recording 85% of the estimated realizable tax benefit associated with Pre-IPO M&A Tax Attributes as an increase to the Tax receivable agreement liability with a corresponding decrease to Additional paid-in capital on the Consolidated Balance Sheets.

Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity as the exchanges represent transactions among shareholders. Subsequent changes in the fair value of the Tax Receivable Agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company's annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Income. In the unlikely event of an early termination of the TRA, either due to Company default or a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, but early adoption is permitted. The Company adopted this standard on January 1, 2022 with no material impact to the consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective through December 31, 2022. The Company adopted this standard during the second quarter of 2022. The adoption of ASU 2020-04 did not have a material impact on the consolidated financial statements or disclosures. See Note 10, Debt for further information.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Year Ended December 31,
	2022	2021	2020
Wholesale Brokerage	$1,129,241	$931,979	$673,090
Binding Authority	231,048	209,622	144,837
Underwriting Management	351,572	290,578	198,758
Total Net commissions and fees	$1,711,861	$1,432,179	$1,016,685

Contract Balances

Contract assets are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract asset balance was $13.0 million and $8.8 million as of December 31, 2022 and 2021, respectively. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1.4 million and $1.1 million as of December 31, 2022 and 2021, respectively. All contract liabilities outstanding as of December 31, 2021 were recognized in revenue during the year ended December 31, 2022.

4.
Mergers and Acquisitions

2022 Acquisition

On November 1, 2022, the Company acquired certain assets of Centurion Liability Insurance Services, LLC (“Centurion”) for $7.7 million of total consideration. The transaction was accounted for as an asset acquisition and resulted in an increase to the customer relationships intangible asset balance on the Consolidated Balance Sheets.

2021 Acquisitions

On March 31, 2021, the Company acquired the remaining outstanding common units of Ryan Re, making Ryan Re a wholly owned subsidiary.

On December 1, 2021, the Company acquired Crouse and Associates Insurance Brokers, Inc. ("Crouse") for $110.6 million of total consideration. Crouse specializes in transportation, as well as excess and general liability and property and casualty risks, and is headquartered in San Francisco, California. During the year ended December 31,

2022, the Company made measurement period adjustments related to this acquisition, including an increase of an assumed liability of $1.3 million and an increase in consideration of $3.7 million related to the working capital provisions of the purchase agreement. Collectively, these adjustments resulted in a $5.0 million increase to goodwill for the year ended December 31, 2022.

On December 31, 2021, the Company acquired certain assets of Keystone Risk Partners, LLC ("Keystone") for $59.8 million of total consideration. Keystone offers a suite of alternative risk insurance solutions, including customized captive insurance and other risk management services, and is headquartered in Media, Pennsylvania. During the year ended December 31, 2022, the Company made a measurement period adjustment related to the Keystone acquisition. This adjustment related to a decrease in cash acquired resulting in a $2.0 million increase to goodwill for the year ended December 31, 2022.

Acquisitions Related to the Organizational Transactions

On July 21, 2021, the Company acquired the entity through which Onex held its preferred interest of 260,000,000 Redeemable Preferred Units and an $83.5 million asset equal to the unpaid preferred return and value of the make-whole provision, for cash consideration of $343.2 million net of cash acquired. The LLC converted the acquired preferred interest into 14,617,675 LLC Common Units that were then issued to the Company.

On July 21, 2021, the Company acquired the entity through which Onex held its pre-IPO common interest in Class B common units of the LLC (the “Common Blocker Entity”) in exchange for 20,680,420 shares of Class A common stock and a right to participate in the TRA through the issuance and subsequent repurchase and retirement of 640,784 shares of Class X common stock, each in a non-cash transaction.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. The Company recognizes income or losses for changes in fair value of estimated contingent consideration within Change in contingent consideration on the Consolidated Statements of Income. The Company recognizes interest expense for accretion of the discount on these liabilities within Interest expense, net on the Consolidated Statements of Income. The table below summarizes the changes recognized in the Consolidated Statements of Income:

	Year Ended December 31,
	2022	2021	2020
Change in contingent consideration	$442	$2,891	$(1,301)
Interest expense	1,991	748	1,197
Total	$2,433	$3,639	$(104)

The current portion of the fair value of contingent consideration was $7.5 million and $14.4 million as of December 31, 2022 and 2021, respectively, and was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The non-current portion of the fair value of the contingent consideration was $21.8 million and $27.6 million as of December 31, 2022 and 2021, respectively, and was recorded in Other non-current liabilities on the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $47.9 million as of December 31, 2022.

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

This plan involved restructuring costs primarily consisting of employee termination benefits and retention costs. The restructuring plan also included charges for consolidating leased office space, as well as other professional fees.

Restructuring costs incurred for the year ended December 31, 2022 were $5.7 million and cumulative restructuring costs incurred since the inception of the program were $30.9 million as of December 31, 2022.

The table below presents the restructuring expense incurred:

	Year Ended December 31,
	2022	2021
Compensation and benefits	$725	$9,934
Occupancy and other costs(1)	4,992	4,446
Total	$5,717	$14,380

(1) Occupancy and other costs, which include non-cash impairments, are included within General and administrative expenses in the Consolidated Statements of Income

The table below presents a summary of changes in the restructuring liability:

	Compensation and Benefits	Occupancy and Other Costs	Total
Balance at December 31, 2020	$7,049	$—	$7,049
Accrued costs	9,934	4,446	14,380
Payments	(16,576)	(4,446)	(21,022)
Balance at December 31, 2021	$407	$—	$407
Accrued costs	725	4,992	5,717
Payments	(982)	(4,992)	(5,974)
Balance at December 31, 2022	$150	$—	$150

6.
Receivables and OTHER Current Assets

Receivables

The Company had receivables of $231.4 million and $210.3 million outstanding as of December 31, 2022 and 2021, respectively, which were recognized within Commissions and fees receivable – net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses.

Allowance for Credit Losses

The Company’s allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a roll forward of the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2022	2021
Beginning of period	$2,508	$2,916
Write-offs	(1,660)	(2,636)
Increase in provision	1,132	2,228
End of period	$1,980	$2,508

Other Current Assets

Major classes of other current assets consist of the following:

	As of December 31,
	2022	2021
Prepaid expenses	$21,062	$13,434
Service receivables	414	644
Other current receivables	28,214	1,804
Total other current assets	$49,690	$15,882

Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 19, Related Parties. Other current receivables include insurance recoveries as described in Note 18, Commitments and Contingencies.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides a summary of goodwill activity:

Goodwill
Balance at December 31, 2020	$1,224,196
Acquisitions	85,299
Impact of exchange rate changes	(228)
Balance at December 31, 2021	$1,309,267
Measurement period adjustments	7,019
Impact of exchange rate changes	(1,302)
Balance at December 31, 2022	$1,314,984

Changes in the net carrying amount of finite-lived intangible assets are shown in the table below:

	As of December 31, 2022			As of December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$925,722	$(468,592)	$457,130	$919,349	$(375,680)	$543,669
Trade names	22,462	(19,502)	2,960	22,485	(15,727)	6,758
Internally developed software	39,627	(13,273)	26,354	31,567	(8,064)	23,503
Total	$987,811	$(501,367)	$486,444	$973,401	$(399,471)	$573,930

(1) During the year ended December 31, 2022, the Company acquired $7.7 million of customer relationships through the Centurion acquisition. The acquired customer relationships have a weighted average amortization period of 10 years.

The value of internally developed software in development not yet placed in service was $11.2 million and $7.1 million as of December 31, 2022 and 2021, respectively.

The aggregate amortization expense from finite-lived intangible assets was $103.6 million and $107.7 million for the years ended December 31, 2022 and 2021, respectively. The estimated future amortization for finite-lived intangible assets as of December 31, 2022, is as follows:

	Customer Relationships	Trade Names	Internally Developed Software
2023	$83,073	$2,546	$6,151
2024	72,461	414	6,732
2025	62,815	—	5,599
2026	53,024	—	3,699
2027	42,943	—	2,932
Thereafter	142,814	—	1,241
Total	$457,130	$2,960	$26,354

8. EQUITY METHOD INVESTMENT

The Company’s equity method investment in related parties consists of its investment in Ryan Investment Holdings, LLC ("RIH"). Refer to Note 19, Related Parties for further information.

The Company’s maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company is not required to contribute any additional capital to RIH. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re, Ltd ("Geneva Re") or losses on Geneva Re’s investment portfolio.

	Year Ended December 31,
	2022	2021
Beginning of period	$45,417	$47,216
Loss from equity method investment in related party	414	759
Change in share of equity method investment in related party other comprehensive loss	6,489	1,040
End of period	$38,514	$45,417

9.
Leases

The Company has various non-cancelable operating leases with various terms through September 2038 primarily for office space and office equipment.

The following table provides additional information about the Company’s leases:

	Year Ended December 31,
	2022	2021	2020
Lease costs:
Operating lease cost	$32,834	$24,069	$19,510
Finance lease costs:
Amortization of leased assets	30	144	102
Interest on lease liabilities	1	3	2
Short term lease costs:
Operating lease cost	598	536	1,906
Finance lease costs:
Amortization of leased assets	9	9	11
Interest on lease liabilities	1	1	1
Sublease income	(488)	(382)	(450)
Lease cost – net	$32,985	$24,380	$21,082

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,569	$27,550	$18,586
Operating cash flows from finance leases	41	156	117
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	93,029	11,714	35,766
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	132
Weighted average discount rate (percent)
Operating leases	4.80%	3.85%	3.72%
Finance leases	3.22%	3.16%	3.01%
Weighted average remaining lease term (years)
Operating leases	8.5	6.0	6.2
Finance leases	1.9	2.7	2.2

Supplemental balance sheet information related to right-of-use assets and lease liabilities:

	As of December 31,
	2022	2021
Right-of-use assets – operating leases – net	$143,813	$84,778
Right-of-use assets – finance leases – net	57	96
Total lease right-of-use assets – net	$143,870	$84,874
Current lease liabilities
Operating	$22,744	$18,783
Finance	35	39
Non-current lease liabilities
Operating	151,944	74,386
Finance	22	57
Total lease liabilities	$174,745	$93,265

The estimated future minimum payments of operating and financing leases as of December 31, 2022:

	Finance Leases	Operating Leases
2023	$37	$30,415
2024	18	26,194
2025	4	24,424
2026	—	23,049
2027	—	20,941
Thereafter	—	95,271
Total undiscounted future lease payments	$59	$220,294
Less imputed interest	(2)	(45,606)
Present value lease liabilities	$57	$174,688

Average annual sublease income for the next five years is $0.3 million. The Company has four leases with inception dates prior to December 31, 2022 that had not yet commenced as of December 31, 2022, for a total future estimated lease liability of $21.6 million.

10.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount or premium. To the extent that the Company modifies any debt arrangements, all unamortized costs from borrowings are deferred and amortized over the term of the new arrangement, where applicable.

The following table is a summary of the Company’s outstanding debt:

	As of December 31,
	2022	2021
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00% as of December 31, 2022, LIBOR + 3.00% as of December 31, 2021, matures September 1, 2027	$1,571,818	$1,578,972
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	399,791	—
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00% as of December 31, 2022, LIBOR + up to 3.00% as of December 31, 2021, plus commitment fees up to 0.50%, matures July 26, 2026	392	387
Premium financing notes
Commercial notes, periodic interest and principal payments, 1.88-2.49%, expire May 1, 2023	1,685	—
Commercial notes, periodic interest and principal payments, 2.49%, expire June 1, 2023	767	—
Commercial notes, periodic interest and principal payments, 2.74%, expire June 21, 2023	3,266	—
Commercial notes, periodic interest and principal payments, 1.66%, expired June 1, 2022	—	1,656
Commercial notes, periodic interest and principal payments, 1.66%, expired July 15, 2022	—	745
Commercial notes, periodic interest and principal payments, 1.66%, expired July 21, 2022	—	3,973
Finance lease obligation	57	96
Units subject to mandatory redemption	4,711	4,267
Total debt	$1,982,487	$1,590,096
Less: Short-term debt and current portion of long-term debt	(30,587)	(23,469)
Long-term debt	$1,951,900	$1,566,627

Future maturities of long-term debt, which excludes premium financing notes, as of December 31, 2022 were as follows:

2023	$24,869
2024	16,518
2025	16,504
2026	16,500
2027	1,546,875
Thereafter	404,710
Total repayments	$2,025,976
Less: Unamortized discounts, premiums, and debt issuance costs	(49,207)
Total	$1,976,769

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of December 31, 2022, $1,612.9 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $41.7 million. As of December 31, 2021, $1,629.4 million of the principal was outstanding, $0.2 million of interest was accrued, and the related unamortized deferred issuance costs were $50.6 million.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of December 31, 2022 and 2021. As the Revolving Credit Facility had not been drawn on as of December 31, 2022 or 2021, the deferred issuance costs related to the facility of $6.4 million and $8.7 million, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $599.3 million and $598.7 million as of December 31, 2022 and 2021, respectively, as the available amount of the facility was reduced by $0.7 million and $1.3 million of undrawn letters of credit as of December 31, 2022 and 2021, respectively.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of December 31, 2022 and 2021, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility included in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

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

Senior Secured Notes due 2030

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. The notes have a 4.38% interest rate and will mature on February 1, 2030. As of December 31, 2022, unamortized deferred issuance costs and discount were $7.5 million and the Company accrued $7.3 million of interest related to these notes.

Subsidiary Units Subject to Mandatory Redemption

Ryan Re has the obligation to settle its outstanding preferred units with the Founder in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, fifteen years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income. As of December 31, 2022 and 2021, interest accrued on these units was $1.4 million and $1.0 million, respectively. See Note 19, Related Parties for further information on Ryan Re.

11.
Stockholders' Equity

Ryan Specialty's amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, 10,000,000 shares of Class X common stock, and 500,000,000 shares of preferred stock, each having a par value of $0.001 per share. The Company’s amended and restated certificate of incorporation and the New LLC Operating Agreement require that the Company and the LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Common Units owned by the Company, except as otherwise determined by the Company.

Class A and Class B Common Stock

Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is initially entitled to 10 votes per share but, upon the occurrence of certain events as set forth in the Company's amended and restated certificate of incorporation, will be entitled to one vote per share in the future. All holders of Class A common stock and Class B common stock vote together as a single class except as otherwise required by applicable law or our amended and restated certificate of incorporation.

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC Common Units are immediately exchanged for Class A common stock as discussed in Note 12, Equity-Based Compensation.

Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.

Class X Common Stock

As described in Note 4, Mergers and Acquisitions, the Company acquired the Common Blocker Entity, the entity through which Onex held its Class B common unit interest in the LLC. Through the acquisition, Onex exchanged its equity interests in the Common Blocker Entity for shares of Class A common stock and a right to participate in the TRA. The Company issued shares of Class X common stock to Onex, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. The shares of Class X common stock have no economic or voting rights. There were no shares of Class X common stock outstanding as of December 31, 2022 or 2021.

Preferred Stock

There were no shares of preferred stock outstanding as of December 31, 2022 or 2021. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of December 31, 2022 or 2021.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. The non-controlling interest previously recognized in the LLC's historical consolidated financial statements represented the LLC's equity interests in an underlying subsidiary. As of December 31, 2022 and 2021, the Company owned 43.3% and 42.6%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 56.7% and 57.4%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 57.1% for the year ended December 31, 2022, and was 57.6% from the date of the IPO through December 31, 2021.

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

IPO Related Awards

As a result of the Organizational Transactions, pre-IPO holders of the LLC Class A common units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their units for one or more of the following: (i) Restricted Stock, (ii) Reload Options, (iii) Restricted Common Units, or (iv) Reload Class C Incentive Units. The "reload" awards were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards. This exchange resulted in a modification under ASC 718.

The Restricted Stock and Restricted Common Units are referred to as “restricted” due to the transfer restrictions on the awards. The transfer restrictions apply on a non-linear schedule for the five year period following the IPO. As these restrictions lift based on the passage of time, Restricted Stock and Restricted Common Units will be referred to as Class A common stock and LLC Common Units, respectively.

Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units, (ii) Staking Options, (iii) Restricted LLC Units, or (iv) Staking Class C Incentive Units. The terms of these awards are described below.

Incentive Awards

As part of the Company's annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, or (iv) Stock Options. The terms of these awards are described below.

Restricted Stock

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock in the Company in exchange for their LLC Units. The Restricted Stock follows the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Year Ended December 31, 2022
	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,222,634	$21.15
Granted	—	—
Vested	(1,212,620)	21.15
Forfeited	(25,075)	21.15
Unvested at end of period	1,984,939	$21.15

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

	Year Ended December 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	4,330,104	$22.95
Granted	—	—
Vested	(474,191)	22.42
Forfeited	(84,289)	22.50
Unvested at end of period	3,771,624	$23.00

Incentive RSUs

As part of the Company's annual compensation process, the Company issued Incentive RSUs to certain employees. The Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 3 or 5 years from the grant date, or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. Upon vesting, Incentive RSUs automatically convert on a one-for-one basis into Class A common stock.

	Year Ended December 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	1,008,426	34.63
Vested	—	—
Forfeited	(23,987)	34.39
Unvested at end of period	984,439	$34.64

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

	Year Ended December 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,592,319	$23.50
Granted	—	—
Exercised	—	—
Forfeited	(37,570)	23.50
Outstanding at end of period	4,554,749	$23.50

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

	Year Ended December 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	66,667	$23.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	66,667	$23.50

The fair value of Staking Options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Volatility	25.0%
Time to maturity (years)	9.1
Risk-free rate	1.19%
Fair value per unit	$7.82
Dividend yield	0.0%

Incentive Options

As part of the Company's annual compensation process, the Company issued Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock on a one-for-one basis. The Incentive Options vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. Vested Incentive Options are exercisable up to the tenth anniversary of the grant date. The weighted average grant date fair value of incentive options granted during the year ended December 31, 2022 was $11.68.

	Year Ended December 31, 2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	175,222	34.39
Exercised	—	—
Forfeited	(4,830)	34.39
Outstanding at end of period	170,392	$34.39

The fair value of Incentive Options granted during the year ended December 31, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

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

The aggregate intrinsic value and weighted average remaining contractual terms of Stock Options outstanding and Stock Options exercisable were as follows:

As of December 31, 2022
Aggregate intrinsic value ($ in thousands)
Reload Options outstanding	$82,031
Reload Options exercisable	—
Staking Options outstanding	1,201
Staking Options exercisable	—
Incentive Options outstanding	1,213
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years)
Reload Options outstanding	8.6
Reload Options exercisable	—
Staking Options outstanding	9.6
Staking Options exercisable	—
Incentive Options outstanding	9.2
Incentive Options exercisable	—

Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Common Units in exchange for their LLC Units. The Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Year Ended December 31, 2022
	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	5,743,520	$23.84
Granted	—	—
Vested	(2,504,923)	23.84
Forfeited	—	—
Unvested at end of period	3,238,597	$23.84

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

	Year Ended December 31, 2022
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,543,277	$25.05
Granted	—	—
Vested	(27,419)	24.41
Forfeited	—	—
Unvested at end of period	1,515,858	$25.06

Incentive RLUs

As part of the Company's annual compensation process, the Company issued Incentive RLUs to certain employees. The Incentive RLUs vest pro rata over 3 or 5 years from the grant date. Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Year Ended December 31, 2022
	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	145,527	34.86
Vested	—	—
Forfeited	—	—
Unvested at end of period	145,527	$34.86

Class C Incentive Units

Reload Class C Incentive Units

As part of the Organizational Transactions and IPO, certain employees who exchanged their LLC Units for Restricted Common Units were also granted Reload Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the IPO price of $23.50, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Reload Class C Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5.

	Year Ended December 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	$23.50
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	3,911,490	$23.50

Staking Class C Incentive Units

Related to the IPO, certain employees were granted Staking Class C Incentive Units, which are profits interests. When the value of the Class A common stock exceeds the IPO price of $23.50, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

	Year Ended December 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	2,116,667	$23.50
Granted	—	—
Vested	(119,999)	23.50
Forfeited	—	—
Unvested at end of period	1,996,668	$23.50

Class C Incentive Units

As part of the Company's annual compensation process, the Company issued Class C Incentive Units to certain employees, which are profits interests. When the value of the Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8.

	Year Ended December 31, 2022
	Class C Incentive Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	300,000	34.39
Vested	—	—
Forfeited	—	—
Unvested at end of period	300,000	$34.39

Valuation Considerations

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company. The various Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for Restricted Common Units of equal value and are entitled to the same TRA benefits upon an exchange to Class A common stock. In order to value the Restricted Common Units and Class C Incentive Units the Company is required to make certain assumptions with respect to selected model inputs.

Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the Class C Incentive Units, the Company uses a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. The Monte Carlo simulation model uses the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company's stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate range of 1.9%-2.4% was based on U.S. Treasury rates commensurate with a term of 30 years. Due to the transfer restrictions on the IPO awards, a discount for lack of marketability was applied based on the term between when each Restricted Common Unit, Staking Class C Incentive Unit, or Reload Class C Incentive Unit vests and when it is released from the transfer restriction. The range of discounts from 6.0% to 19.1% were applied on the proportion of value associated with the receipt of Class A common stock upon the exchange of each Restricted Common Unit or Class C Incentive Unit.

Non-Employee Director Stock Grants

Starting in 2022, the Company grants RSUs ("Director Stock Grants") to the nonemployee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company granted 53,159 Director Stock Grants during the year ended December 31, 2022. The Company recognized $2.0 million and $0.5 million of expense related to the Director Stock Grants during the years ended December 31, 2022 and 2021, respectively.

Profit Sharing Contribution

In March 2022, the Company made a discretionary profit sharing contribution of 75,026 shares of Class A common stock, collectively, to certain employees' defined contribution retirement benefit plan accounts. The Company recognized $2.6 million of expense related to the profit sharing contribution during the year ended December 31, 2022.

Equity-Based Compensation Expense

As of December 31, 2022, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period was as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$8,784	1.2
IPO RSUs	56,640	4.4
Incentive RSUs	26,686	2.8
Reload Options	4,614	1.9
Staking Options	399	6.1
Incentive Options	1,559	3.1
Restricted Common Units	7,114	0.7
IPO RLUs	28,401	5.8
Incentive RLUs	2,926	1.7
Reload Class C Incentive Units	5,912	2.3
Staking Class C Incentive Units	17,145	5.2
Class C Incentive Units	4,837	5.1
Total unrecognized equity-based compensation expense	$165,017

The following table includes the equity-based compensation expense the Company recognized by expense type from the view of expense related to pre- and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of December 31, 2022 in the same view.

	Recognized		Unrecognized
	Year Ended	Year Ended	As of
	December 31, 2022	December 31, 2021	December 31, 2022
Prior to the Organizational Transactions and IPO
LLC equity-based compensation expense	$—	$8,457	N/A
IPO awards
Modification of vested Restricted Stock and Restricted Common Units	—	31,142	—
IPO RSUs and Staking Options	22,700	18,234	57,039
IPO RLUs and Staking Class C Incentive Units	12,561	5,997	45,546
Incremental Restricted Stock and Reload Options	7,126	6,779	9,006
Incremental Restricted Common Units and Reload Class C Incentive Units	11,705	10,170	10,892
Pre-IPO incentive awards
Restricted Stock	4,860	3,323	4,392
Restricted Common Units	3,079	1,859	2,134
Post-IPO incentive awards
Incentive RSUs	7,417	—	26,686
Incentive RLUs	2,148	—	2,926
Incentive Options	431	—	1,559
Class C Incentive Units	873	—	4,837
Other expense
Director Stock Grants	2,000	495	N/A
Profit Sharing Contribution	2,580	—	N/A
Total equity-based compensation expense	$77,480	$86,456	$165,017

The Company recognized equity-based compensation expense of $77.5 million, $86.5 million and $10.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
13.
EARNINGS (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Ryan Specialty Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive shares. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company's calculation. The basic and diluted loss per share for the year ended December 31, 2021 includes only the period from July 22, 2021 to December 31, 2021, which represents the period wherein the Company had outstanding Class A common stock subsequent to the IPO.

Prior to the IPO, the LLC equity structure included Preferred units, Class A common units, and Class B common units. The Company considered the calculation of earnings per unit for periods prior to the IPO and determined that it would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for the year ended December 31, 2020.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Year Ended December 31,
	2022	2021
Net income	$163,257	$56,632
Net income attributable to the LLC before the Organizational Transactions	—	72,937
Net income (loss) attributable to non-controlling interests	102,205	(9,241)
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$61,052	$(7,064)
Numerator:
Net income (loss) attributable to Class A common shareholders	$61,052	$(7,064)
Add: Income attributed to substantively vested RSUs	806	—
Net income (loss) attributable to Class A common shareholders- basic	$61,858	$(7,064)
Add: Income attributed to dilutive shares	75,512	—
Net income (loss) attributable to Class A common shareholders- diluted	$137,370	$(7,064)
Denominator:
Weighted-average shares of Class A common stock outstanding- basic	108,616,420	105,730,008
Add: Dilutive shares	157,134,024	—
Weighted-average shares of Class A common stock outstanding- diluted	265,750,444	105,730,008
Earnings (Loss) per Share:
Earnings (loss) per share of Class A common stock- basic	$0.57	$(0.07)
Earnings (loss) per share of Class A common stock- diluted	$0.52	$(0.07)

The following number of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2022	2021
Restricted Stock	—	3,216,435
IPO RSUs	—	4,037,589
Reload Options	—	4,592,319
Staking Options	—	66,667
Restricted Common Units	—	5,743,520
IPO RLUs	—	1,543,277
Reload Class C Incentive Units	—	3,911,490
Staking Class C Incentive Units	—	2,116,667
Class C Incentive Units	300,000	—
Incentive Options	170,392	—
Conversion of non-controlling interest LLC Common Units (1)	—	142,967,621

(1)
Weighted average units outstanding during the period.
14.
Derivatives

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. As of December 31, 2022, the fair value of the interest rate cap was $45.9 million, which was included in Other non-current assets on the Consolidated Balance Sheets. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of December 31, 2022, the interest rate cap continued to be an effective hedge. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income.

For the year ended December 31, 2022, the $20.4 million increase in the fair value of the interest rate cap and $4.6 million of premium amortization were recognized in Other comprehensive income (loss). During the year ended December 31, 2022, $2.2 million related to payments received was reclassified out of Other comprehensive income (loss) into earnings. As of December 31, 2022, the Company expects $20.6 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months.

15.
Employee Benefit Plans, Prepaid and Long-Term Incentives

Defined Contribution Plan

The Company recognized expense related to discretionary matching contributions to the Plan in the amount of $17.4 million, $14.8 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, which was included in Compensation and benefits on the Consolidated Statements of Income.

Deferred Compensation Plan

The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of $2.2 million and $10.0 million in Current Accrued compensation and Non-current Accrued compensation, respectively, on the Consolidated Balance Sheets as of December 31, 2022. As of December 31, 2021, $4.2 million was recognized in Non-current Accrued compensation on the Consolidated Balance Sheets.

Prepaid Incentives

Employee Retention Incentives

As of December 31, 2022, $2.3 million and $3.5 million related to employee retention incentives was recognized in Current and Non-current Prepaid incentives – net, respectively, on the Consolidated Balance Sheets. As of December 31, 2021, $0.7 million and $1.2 million related to employee retention incentives was recognized in Current and Non-current Prepaid incentives – net, respectively, on the Consolidated Balance Sheets. The compensation expense related to these incentives was $1.4 million, $0.8 million, and $0.2 million as of December 31, 2022, 2021 and 2020, respectively.

Forgivable Notes

As of December 31, 2022, $6.3 million and $17.2 million related to forgivable notes was recognized in Current and Non-current Prepaid incentives – net, respectively, in the Consolidated Balance Sheets. As of December 31, 2021, $7.0 million and $24.2 million related to forgivable notes was recognized in Current and Non-current Prepaid incentives – net, respectively, in the Consolidated Balance Sheets. The amortization expense associated with the forgiveness of the principal amount of the notes and accrued interest was recognized in Compensation and benefits on the Consolidated Statements of Income. Amortization expense, net of interest on the forgivable notes, was $6.7 million, $7.2 million, and $8.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The estimated future expense related to prepaid incentives as of December 31, 2022:

	Forgivable Notes	Retention Incentives	Total Prepaid Incentives
2023	$6,311	$2,273	$8,584
2024	5,358	1,504	6,862
2025	4,526	859	5,385
2026	2,882	745	3,627
2027	2,271	408	2,679
Thereafter	2,181	33	2,214
Total	$23,529	$5,822	$29,351

Long-Term Incentive Compensation Agreements

The Company recognized expense of $0.1 million, $1.8 million, and $1.8 million related to these awards for the years ended December 31, 2022, 2021, and 2020, respectively, in Compensation and benefits on the Consolidated Statements of Income. As of December 31, 2022, $0.1 million related to such agreements was included within Non-current Accrued compensation in the Consolidated Balance Sheets. As of December 31, 2021, $5.2 million and $0.2 million related to such agreements was included in Current Accrued compensation and Non-current Accrued compensation, respectively, in the Consolidated Balance Sheets.

All Risks Long-Term Incentive Plans

ARL had established various long-term incentive plans (“LTIPs”) throughout its history to incentivize certain executives, producers and key employees. ARL additionally established sales bonuses, implemented by the management of ARL, as compensation for past services performed in connection with executing the sale. The LTIPs were fully paid in the third quarter of 2022. Of the expense related to post-combination services, the Company recognized $19.8 million, $36.6 million, and $11.3 million related to these awards for the years ended December 31, 2022, 2021, and 2020, respectively. The expense was recognized in Compensation and benefits in the Consolidated Statements of Income. The Company made cash payments of $110.8 million, $99.7 million, and $114.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

16. Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance and cash flows effectively represent those of the LLC as of and for the year ended December 31, 2022, with the exception of Cash and cash equivalents of $25.0 million, the entire balance of the Tax Receivable Agreement liabilities of $295.3 million and Deferred tax assets of $396.8 million on the Consolidated Balance Sheets, which are attributable solely to the Company. As of December 31, 2021, the Tax Receivable Agreement liabilities of $272.1 million and $382.8 million of the Deferred tax assets on the Consolidated Balance Sheet were attributable solely to the Company.

17. Fair Value Measurements

Accounting standards establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:

Level 1: Observable inputs such as quoted prices for identical assets in active markets;

Level 2: Inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level of input that is significant to the fair value measure in its entirety.

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, and other accrued liabilities at December 31, 2022 and 2021, approximate fair value because of the short-term duration of these instruments.

Derivative Instruments

Redeemable Preferred Units

In prior periods, the fair value of the combined embedded derivative of the make-whole provision on the Redeemable Preferred Units (“RPU”) was based on the likelihood of a mandatorily redeemable triggering event, a Realization Event as defined by the Onex Purchase Agreement, and the present value of any remaining unpaid dividends between the reporting period and the fifth anniversary of the issuance date, which was a Level 3 fair value measurement. In determining the fair value, the Company historically estimated the likelihood of a Realization Event based on discussions with management, then estimated the present value of any remaining dividends using a 10.5% discount rate derived from a review of comparable issuances and benchmarking. The present value of the remaining dividends was then combined with the estimated likelihood of a Realization Event to arrive at the estimated fair value. As the Company's IPO in July 2021 was a Realization Event triggering the payment to Onex of the make-whole provision, there are no further amounts outstanding.

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

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA, which are run through a series of simulations. As of December 31, 2022, the models used risk-free rates and expected volatility of 4.57% and 22.50%, respectively, and used a credit spread of 4.50%. As of December 31, 2021, the risk-free rates, expected volatility, and credit spread used in the models ranged from 0.06% to 0.85%, 15.0% to 35.0%, and 2.30% to 3.20%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate used for the year ended December 31, 2022 was 16.1%. The discount rates used for the year ended December 31, 2021 ranged from 5.2% to 12.8%.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records subsequent changes to the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgements could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 4, Mergers and Acquisitions for further information on contingent consideration.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	As of December 31, 2022			As of December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$45,860	$—	$—	$—	$—
Liabilities:
Debt (1)	1,955,879	—	—	1,631,412	—	—
Contingent purchase consideration	—	—	29,251	—	—	42,053
Total assets and liabilities measured at fair value	$1,955,879	$45,860	$29,251	$1,631,412	$—	$42,053
(1)
As of December 31, 2022, this represents the Term Loan and Senior Secured Notes. As of December 31, 2021, only the Term Loan was outstanding. See Note 10, Debt.

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value:

	Year Ended December 31,
	2022	2021
	Contingent Purchase Consideration	Make-Whole Provision on RPU	Contingent Purchase Consideration	Total
Balance at beginning of period	$42,053	$30,423	$22,096	$52,519
Newly established liability due to acquisition	—	—	22,011	22,011
Total losses included in earnings	2,433	36,914	3,639	40,553
Settlements	(15,235)	(67,337)	(5,693)	(73,030)
Balance at end of period	$29,251	$—	$42,053	$42,053

Of the total $15.2 million settlement of contingent consideration in the year ended December 31, 2022, $6.2 million is presented in the financing section and $9.0 million is presented in the operating section of the Consolidated Statements of Cash Flows. Of the total $5.7 million settlement of contingent consideration in the year ended December 31, 2021, $4.5 million is presented in the financing section and $1.2 million is presented in the operating section of the Consolidated Statements of Cash Flows. The losses included in earnings for the make-whole provision on RPU were recognized in Other non-operating income (loss) in the Consolidated Statements of Income.

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

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a $2.5 million retention amount per claim. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $26.1 million and $2.7 million were recorded for outstanding matters as of December 31, 2022 and 2021, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $7.5 million, $3.0 million, and $2.7 million in E&O expense for the years ended December 31, 2022, 2021, and 2020, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During the year ended December 31, 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and will incur losses, including the cost of the replacement coverage (“Replacement Costs”), arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies that were in-force as of December 31, 2022. The Company has recorded an estimated loss contingency of $23.1 million for these costs within Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. The loss recovery of $20.6 million is recorded in Other current assets in the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery result in a $2.5 million expense recorded in General and administrative expense on the Consolidated Statements of Income.

It is at least reasonably possible that the estimate of Replacement Costs will change in the near term as policies are replaced and unearned premiums are recovered from the trading partner. Further, exposure to additional losses may arise due to the need to secure coverage for differences in conditions, policies that had expired prior to, or shortly after, the discovery of this unusual circumstance, adjustable premiums arising from the addition or deletion of properties over the policy term, unpaid covered claims, or other damages for losses incurred by our customers. An estimate of these potential losses cannot be made at this time but could change in the future as more information becomes known.

19.
Related Parties

Ryan Investment Holdings

Ryan Investment Holdings, LLC (“RIH”) was formed as an investment holding company designed to aggregate the funds of Ryan Specialty and Geneva Ryan Holdings, LLC (“GRH”) for investment in Geneva Re Partners, LLC (“GRP”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan and other affiliated investors. One affiliated investor is an LLC Unitholder and a director of the Company, and another is an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment in or variable interest in this entity.

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

RIH has committed to contribute additional capital to GRP over the next four years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.

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

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.2 million and $0.5 million due from Geneva Re under this agreement as of December 31, 2022 and 2021, respectively.

Ryan Re Services Agreement with Geneva Re and Nationwide

Ryan Re is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re received a service fee equal to 2.5% of gross written premium derived from reinsurance and retrocession business assumed by Geneva Re from Nationwide through December 31, 2020. On January 1, 2021, the services agreement between Ryan Re and Geneva Re was amended to remove the 2.5% of gross premium written and was replaced with a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing certain underwriting and administrative services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $1.6 million, $1.7 million and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $2.0 million and $4.2 million as of December 31, 2022 and 2021, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management ("EJM"), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of the aircraft of $1.3 million, $0.7 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The components of income before income taxes are follows:

	Year Ended December 31,
	2022	2021	2020
United States	$159,778	$39,673	$66,087
Foreign	19,414	21,891	13,378
Income before income taxes	$179,192	$61,564	$79,465

The components of income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Current income tax expense
Federal	$408	$187	$2,257
State	1,840	856	3,600
Foreign	4,701	5,042	2,920
Current income tax expense	$6,949	$6,085	$8,777
Deferred income tax expense (benefit)
Federal	13,164	(2,087)	(269)
State	(4,198)	411	—
Foreign	20	523	444
Deferred income tax expense (benefit)	$8,986	$(1,153)	$175
Income tax expense	$15,935	$4,932	$8,952

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2022		2021		2020
Income taxes at U.S. federal statutory rate	$37,630	21.0%	$12,928	21.0%	$16,688	21.0%
Income attributable to non-controlling interests and nontaxable income	(18,662)	(10.4)%	(10,166)	(16.5)%	(13,861)	(17.4)%
Nondeductible expenses	2,474	1.4%	415	0.7%	—	0.0%
State and local taxes, net of federal benefit	4,671	2.6%	600	1.0%	3,600	4.5%
Foreign rate differential	376	0.2%	337	0.5%	—	0.0%
Change in state rate	(7,477)	(4.2)%	775	1.3%	—	0.0%
Liquidation of C-Corporation subsidiary	213	0.1%	—	0.0%	2,309	2.9%
Equity-based compensation	(2,374)	(1.3)%	—	0.0%	—	0.0%
Other	(916)	(0.5)%	43	0.1%	216	0.3%
Income tax expense	$15,935	8.9%	$4,932	8.1%	$8,952	11.3%

The effective tax rates are significantly different from the 21.0% U.S. federal statutory tax rate primarily because the Company was taxed as an LLC pre-IPO and is not liable for income taxes on the portion of earnings that is attributable to the non-controlling interests in the post-IPO period. For the year ended December 31, 2022, the effective tax rate was also impacted by the change in deferred income tax rates, state and local taxes, nondeductible expenses, and equity-based compensation.

As of December 31, 2022, the Company had $2.8 million of federal net operating loss ("NOL") carryforwards with an indefinite carryforward period, $2.9 million of state NOL carryforwards that will begin to expire in 2037, and $1.4 million in U.K. NOL carryforwards with an indefinite carryforward period. The company has recorded a full valuation allowance against the U.K. NOL. As of December 31, 2022, the Company had $2.3 million in foreign tax credit carryforwards that will begin to expire in 2031 and $0.9 million in charitable contribution carryforwards that will begin to expire in 2026.

Uncertain Tax Positions

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2022, that if recognized, would affect the annual effective tax rate. The Company’s 2021 tax year is considered open for federal examination purposes. The 2019 through 2021 tax years are considered open for purposes of federal examination under the statutes of limitations for the LLC, which continues to file an annual U.S. Return of Partnership Income, and our C-Corporation subsidiaries. One of the Company’s subsidiaries is currently under U.S. federal and state examination as of the date of this Form 10-K for the 2020 tax year. There are no other on-going U.S. federal, state, or foreign tax audits or examinations as of the date of issuance of this Form 10-K.

Deferred Taxes

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$1,039	$919
Investment in the LLC	386,353	374,336
Start-up costs	7,199	7,608
Tax credits	2,478	155
Total deferred tax assets	$397,069	$383,018
Valuation allowances	(263)	(294)
Deferred tax assets, net of valuation allowance	$396,806	$382,724
Deferred tax liabilities:
Intangibles	(51)	(12)
Fixed assets	(155)	(173)
Other accrued items	(348)	(417)
Deferred tax liabilities	$(554)	$(602)
Net Deferred tax assets	$396,252	$382,122

As a result of the Organizational Transactions and the IPO, the Company acquired an interest in the LLC and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in the LLC and for start-up costs incurred. During the year ended December 31, 2022, the Company recognized an increase in its investment in the LLC’s deferred tax asset of $27.7 million due to exchanges of LLC Common Units for Class A common stock.

As of December 31, 2022, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC, start-up costs, tax credits and U.S. net operating losses are more likely than not to be realized. As such, no valuation allowance has been recognized against those deferred tax assets. The Company has recorded a full valuation allowance against the U.K. NOL. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Tax Receivable Agreement (TRA)

The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $295.3 million related to these benefits on the Consolidated Balance Sheets as of December 31, 2022. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	16,207	3,680	6,116	26,003
Remeasurement - change in state rate	2,157	1,351	1,897	5,405
Accrued interest	—	—	148	148
Payments	(4,757)	(3,404)	(148)	(8,309)
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347

During the year ended December 31, 2022, the TRA liabilities increased $26.0 million due to exchanges of LLC Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated

Statements of Mezzanine Equity and Stockholders’/Members’ Equity. During the same period, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $5.4 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.53%. The change was recognized in Other non-operating loss on the Consolidated Statements of Income. Total realized tax savings for the year ended December 31, 2021 from each of the tax attributes associated with the TRA were $9.6 million; $8.2 million, exclusive of the related accrued interest, was paid to current and certain former LLC unitholders, representing 85% of the realized tax savings. The remaining 15%, or $1.4 million, of the realized tax savings was retained by the Company.

Members' Tax Distributions

The Company declared Members' Tax Distributions of $28.7 million, $34.9 million, and $63.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. Members' Tax Distributions for quarterly estimates are generally paid throughout the year they relate to, and a final payment is made in the first half of the subsequent year.

Other Comprehensive Income (Loss)

The tax effects on the components of Other comprehensive income (loss) for the year ended December 31, 2022 were $(0.5) million for Foreign currency translation adjustments, $(0.7) million for Change in share of equity method investment in related party other comprehensive loss, and $2.7 million for Gain on interest rate cap. The tax effects on the components of Other comprehensive income (loss) were de minimis for the years ended December 31, 2021 and 2020.

21.
Supplemental Cash Flow information

The following represents the supplemental cash flow information of the Company:

	Year Ended December 31,
	2022	2021	2020
Cash paid for:
Interest	$90,678	$79,357	$41,034
Income taxes	11,226	6,762	7,564
Non-cash investing and financing activities:
Members' Tax Distributions declared but unpaid	$—	$11,155	$23,350
Tax Receivable Agreement liabilities	26,003	272,100	—
Contingent consideration liabilities from business combinations	—	22,011	—
Issuance of Class A common stock in connection with Common Blocker Merger	—	53	—
Class B common stock issued	—	149	—
Issuance of Class X common stock in connection with Common Blocker Merger	—	1	—
Cancellation of Class X common stock in exchange for TRA liabilities	—	(1)	—
Related party asset acquisition	—	—	(6,077)
Forgiveness of related party receivable	—	—	6,077
Repayment of Founders’ subordinated notes	—	—	(74,990)
Preferred LLC equity issued in exchange for Founders’ subordinated promissory notes	—	—	74,270
Common LLC equity issued in exchange for Founders’ subordinated promissory notes	—	—	7,661
Loss on extinguishment of Founders’ subordinated promissory notes	—	—	(6,941)
Common LLC equity issued as consideration for business combination	—	—	102,000
Unpaid preferred LLC equity dividends	—	—	9,531
Accretion of premium on mezzanine equity	—	—	1,618
Accumulated deficit due to accretion of premium on mezzanine equity	—	—	(1,618)

22.
Subsequent Events

The Company has evaluated subsequent events through March 1, 2023 and has concluded that no events have occurred that require disclosure other than the events listed below.

On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services, a binding authority specialist and wholesale insurance broker headquartered in Bellevue, WA, for $116.7 million.

On February 28, 2023, the Company announced ACCELERATE 2025, a two-year restructuring program, effective in the first quarter of 2023. The program will result in approximately $65.0 million of cumulative one-time charges through 2024, and the program is expected to generate annual savings of approximately $35.0 million in 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management of Ryan Specialty is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2023 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of our Code of Conduct that applies to all our employees including our principal executive officer, principal financial officer, principal accounting officer, and controller and other persons performing similar functions is available on our website at ryanspecialty.com. Any substantive amendments to or waivers from the Code of Conduct (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) will be disclosed on this page of the Company’s website. We will provide a copy of the Code of Conduct without charge upon written request to the Company Secretary, Two Prudential Plaza, 180 N. Stetson Ave., Suite 4600, Chicago, IL 60601.

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

•
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm, on Financial Statements
•
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Balance Sheets as of December 31, 2022 and 2021
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity for the Years Ended December 31, 2022, 2021, and 2020
•
Notes to Consolidated Financial Statements

All schedules are omitted because the required information is either inapplicable or presented within the consolidated financial statements or related notes.

(a)(3).

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Ryan Specialty Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 27, 2021).
3.2	Amended and Restated Bylaws of Ryan Specialty Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on July 27, 2021).
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

4.3	Form of 4.375% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 7, 2022)
4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-K filed on March 16, 2022).
10.1

Amended and Restated Tax Receivable Agreement, dated as of August 9, 2022, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of September 30, 2021, by and among Ryan Specialty Group, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.3

First Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of February 17, 2022, by and among Ryan Specialty Group, LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.4	+

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.5	+

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

10.7	+	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).
10.8	+	First Amendment to the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, filed herewith.
10.9	+

Ryan Specialty Holdings, Inc. Form of Nonqualified Stock Option Agreement (Stacking Option) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.10	+

Ryan Specialty Holdings, Inc. Form of Nonqualified Stock Option Agreement (Reload Option) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	+	Ryan Specialty Holdings, Inc. Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).
10.12	+	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021)
10.13	+

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.14	+

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.15	+	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).
10.16	+	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021)
10.17	+	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.18	+	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022) (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).
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

10.20

Second Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC dated as of November 8, 2022, by and among New Ryan Specialty, LLC and the other signatories party thereto, filed herewith.

21.1		Subsidiaries of the Registrant, filed herewith.
23.1		Consent of Deloitte & Touche LLP, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 28, 2023

Ryan Specialty Holding, Inc
By:	/s/ Patrick G. Ryan
Patrick G. Ryan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick G. Ryan	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Patrick G. Ryan
/s/ Jeremiah R. Bickham	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Jeremiah R. Bickham
/s/ Timothy W. Turner	President and Director	February 28, 2023
Timothy W. Turner
/s/ Nicholas D. Cortezi	Chairman of Ryan Specialty Underwriting Managers and Director	February 28, 2023
Nicholas D. Cortezi
/s/ Henry S. Bienen	Director	February 28, 2023
Henry S. Bienen
/s/ David P. Bolger	Director	February 28, 2023
David P. Bolger
/s/ Michelle L. Collins	Director	February 28, 2023
Michelle L. Collins
/s/ William J. Devers	Director	February 28, 2023
William J. Devers
/s/ D. Cameron Findlay	Director	February 28, 2023
D. Cameron Findlay
/s/ Robert Le Blanc	Director	February 28, 2023
Robert Le Blanc
/s/ Michael D. O’Halleran	Director	February 28, 2023
Michael D. O’Halleran
/s/ John W. Rogers, Jr	Director	February 28, 2023
John W. Rogers, Jr

[Signature Page to 10-K]