Form 10-Q
period 2023-03-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2023-05-05
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 1, 2023, the Registrant had 259,780,770 shares of common stock outstanding, consisting of 113,542,115 shares of Class A common stock, $0.001 par value, and 146,238,655 shares of Class B common stock, $0.001 par value.

Ryan Specialty Holdings, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans, anticipated amount and timing of cost savings relating to the ACCELERATE 2025 program, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
our failure to successfully execute our succession plan for Patrick G. Ryan or other members of our senior management team or to recruit and retain revenue producers;
•
the impact of breaches in security that cause significant system or network disruption or business interruption;
•
the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties, or as a result of cyberattacks;
•
the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients, or the failure to develop new insurance carrier and client relationships;
•
errors in, or ineffectiveness of, our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers, and agents;
•
failure to maintain, protect, and enhance our brand or prevent damage to our reputation;
•
failure to achieve the intended results of our restructuring program, ACCELERATE 2025;
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

i

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
•
the impact of infringement, misappropriation, or dilution of our intellectual property;
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
•
risks relating to our organizational structure that could result in conflicts of interest between the LLC Unitholders and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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
•
“Adjusted Term SOFR”: Interest rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively, subject to a 75 basis point floor.
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
•
“Credit Agreement”: The credit agreement, as amended, dated September 1, 2020, among Ryan Specialty, LLC and JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
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
•
“LLC Operating Agreement”: The Seventh Amended and Restated Limited Liability Company Agreement of the LLC.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUE
Net commissions and fees	$447,513	$386,681
Fiduciary investment income	10,086	209
Total revenue	$457,599	$386,890
EXPENSES
Compensation and benefits	307,722	274,274
General and administrative	51,699	42,361
Amortization	25,185	26,663
Depreciation	2,192	1,211
Change in contingent consideration	714	(1,008)
Total operating expenses	$387,512	$343,501
OPERATING INCOME	$70,087	$43,389
Interest expense, net	29,468	21,752
Loss (income) from equity method investment in related party	(1,995)	543
Other non-operating loss (income)	(138)	7,521
INCOME BEFORE INCOME TAXES	$42,752	$13,573
Income tax expense (benefit)	6,295	(4,503)
NET INCOME	$36,457	$18,076
Net income attributable to non-controlling interests, net of tax	23,297	11,165
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$13,160	$6,911
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.12	$0.07
Diluted	$0.11	$0.06
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	111,034,503	106,592,836
Diluted	266,978,224	264,121,066

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$36,457	$18,076
Net income attributable to non-controlling interests, net of tax	23,297	11,165
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$13,160	$6,911
Other comprehensive income (loss), net of tax:
Loss on interest rate cap	(813)	—
(Gain) on interest rate cap reclassified to earnings	(1,438)	—
Foreign currency translation adjustments	285	(58)
Change in share of equity method investment in related party other comprehensive income (loss)	214	(1,302)
Total other comprehensive loss, net of tax	$(1,752)	$(1,360)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$11,408	$5,551

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$704,746	$992,723
Commissions and fees receivable – net	234,557	231,423
Fiduciary cash and receivables	2,475,185	2,611,647
Prepaid incentives – net	8,348	8,584
Other current assets	46,086	49,690
Total current assets	$3,468,922	$3,894,067
NON-CURRENT ASSETS
Goodwill	1,379,202	1,314,984
Other intangible assets	514,568	486,444
Prepaid incentives – net	19,425	20,792
Equity method investment in related party	41,166	38,514
Property and equipment – net	31,832	31,271
Lease right-of-use assets	141,619	143,870
Deferred tax assets	402,476	396,814
Other non-current assets	47,750	56,987
Total non-current assets	$2,578,038	$2,489,676
TOTAL ASSETS	$6,046,960	$6,383,743
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	73,976	119,022
Accrued compensation	158,017	350,369
Operating lease liabilities	20,447	22,744
Tax Receivable Agreement liabilities	16,516	—
Short-term debt and current portion of long-term debt	22,459	30,587
Fiduciary liabilities	2,475,185	2,611,647
Total current liabilities	$2,766,600	$3,134,369
NON-CURRENT LIABILITIES
Accrued compensation	16,325	10,048
Operating lease liabilities	151,406	151,944
Long-term debt	1,950,329	1,951,900
Deferred tax liabilities	618	562
Tax Receivable Agreement liabilities	287,113	295,347
Other non-current liabilities	22,971	21,761
Total non-current liabilities	$2,428,762	$2,431,562
TOTAL LIABILITIES	$5,195,362	$5,565,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 113,233,651 and 112,437,825 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	113	112
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 146,421,917 and 147,214,275 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	146	147
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at March 31, 2023 and December 31, 2022)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Additional paid-in capital	436,898	418,123
Retained earnings	67,148	53,988
Accumulated other comprehensive income	4,283	6,035
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$508,588	$478,405
Non-controlling interests	343,010	339,407
Total stockholders' equity	$851,598	$817,812
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,046,960	$6,383,743

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,457	$18,076
Adjustments to reconcile net income to cash flows used for operating activities:
Loss (gain) from equity method investment in related party	(1,995)	543
Amortization	25,185	26,663
Depreciation	2,192	1,211
Prepaid and deferred compensation expense	2,212	9,684
Non-cash equity-based compensation	17,879	23,248
Amortization of deferred debt issuance costs	3,039	2,811
Amortization of interest rate cap premium	1,739	—
Deferred income tax expense (benefit)	2,875	(8,251)
Loss on Tax Receivable Agreement	—	7,718
Change (net of acquisitions) in:
Commissions and fees receivable – net	(1,212)	20,543
Accrued interest liability	(4,743)	2,877
Other current assets and accrued liabilities	(250,299)	(164,924)
Other non-current assets and accrued liabilities	7,460	(5,669)
Total cash flows used for operating activities	$(159,211)	$(65,470)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,793)	(2,224)
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(102,059)	—
Prepaid incentives issued – net of repayments	—	(497)
Total cash flows used for investing activities	$(104,852)	$(2,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	394,000
Repayment of term debt	(4,125)	(4,125)
Debt issuance costs paid	—	(1,803)
Finance lease and other costs paid	—	(6)
Payment of contingent consideration	(4,477)	—
Tax distributions to LLC Unitholders	(264)	(187)
Receipt of taxes related to net share settlement of equity awards	404	105
Taxes paid related to net share settlement of equity awards	(404)	(105)
Net change in fiduciary liabilities	(20,754)	(79,148)
Total cash flows (used for) provided by financing activities	$(29,620)	$308,731
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	85	816
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$(293,598)	$241,356
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,767,385	1,139,661
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,473,787	$1,381,017
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	704,746	706,370
Cash held in a fiduciary capacity	769,041	674,647
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,473,787	$1,381,017

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared – members' tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2021	109,894,548	$110	149,162,107	$149	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	77,261	—	(77,261)	—	47	—	—	(47)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(704)	—	—	—	(704)
Distributions declared – members' tax	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation adjustments	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	$371,433	$(153)	$354	$252,146	$624,039

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Tabular amounts presented in thousands, except share and per share data)

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

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's Common Units on its consolidated financial statements. As of March 31, 2023, the Company owned 43.6% of the outstanding LLC Common Units of New LLC, and New LLC owned 99.9% of the outstanding LLC Common Units of the LLC. The remaining 0.1% of the outstanding LLC Common Units of the LLC were owned by a subsidiary of the Company. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. The unaudited consolidated financial statements include the Company’s accounts and those of all controlled subsidiaries. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC for interim financial information. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

In the opinion of management, the consolidated interim financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.

Principles of Consolidation

The unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the unaudited consolidated interim financial statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated interim financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

2.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended March 31,
	2023	2022
Wholesale Brokerage	$285,850	$244,827
Binding Authority	69,526	62,993
Underwriting Management	92,137	78,861
Total Net commissions and fees	$447,513	$386,681

Contract Balances

Contract assets, which arise primarily from the Company’s volume-based commissions, are included within Commissions and fees receivable – net in the Consolidated Balance Sheets. The contract assets balance was $9.6 million and $13.0 million as of March 31, 2023 and December 31, 2022, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1.3 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively.

3.
Mergers and Acquisitions

2023 Acquisition

On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services, a binding authority specialist and wholesale insurance broker headquartered in Bellevue, WA, for total consideration of $115.5 million. This transaction was accounted for as a business combination and the Company recognized $51.4 million of customer relationships in Other intangible assets, $64.0 million of Goodwill, and $0.1 million, net, of other miscellaneous assets and liabilities. Estimates and assumptions used in these valuations are subject to change within the measurement period up to one year from the acquisition date.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. Further information regarding fair value measurements is detailed in Note 13, Fair Value Measurements.

The Company recognizes income or loss for the changes in fair value of estimated contingent consideration within Change in contingent consideration, and recognizes interest expense for accretion of the discount on these liabilities within Interest expense, net on the Consolidated Statements of Income. The table below summarizes the changes recognized:

	Three Months Ended March 31,
	2023	2022
Change in contingent consideration	$714	$(1,008)
Interest expense	871	372
Total	$1,585	$(636)

The non-current portion of the fair value of contingent consideration was $22.9 million and $21.8 million as of March 31, 2023 and December 31, 2022, respectively, and was recorded in Other non-current liabilities on the Consolidated Balance Sheets. The current portion of the fair value of contingent consideration was $7.5 million as of December 31, 2022 and was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The aggregate amount of maximum contingent consideration obligation related to acquisitions was $40.0 million as of March 31, 2023.

4.
Restructuring

In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company's operations and technology. The restructuring plan is expected to incur total restructuring costs of approximately $65.0 million through December 31, 2024 and to generate annual savings of $35.0 million in 2025. The total expected costs of the plan include $45.0 million related to operations and technology optimization, $15.0 million related to employee compensation and benefits, and $5.0 million related to asset impairment and other termination costs.

The table below presents the restructuring expense incurred in the period:

Three Months Ended
March 31, 2023
Operations and technology optimization	$1,434
Compensation and benefits	659
Asset impairment and other termination costs	586
Total	$2,679

For the three months ended March 31, 2023, the Company recognized restructuring expenses of $0.7 million, including contractor costs, in Compensation and benefits, and $2.0 million in General and administrative expense on the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at January 1, 2023	$—	$—	$—	$—
Accrued costs	1,434	659	586	2,679
Payments	(10)	(75)	—	(85)
Non-cash adjustments	—	—	(437)	(437)
Balance at March 31, 2023	$1,424	$584	$149	$2,157

5.
Receivables and Other Current Assets

Receivables

The Company had receivables of $234.6 million and $231.4 million outstanding as of March 31, 2023 and December 31, 2022, respectively, which were recognized within Commissions and fees receivable – net in the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a roll forward of the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2023	2022
Beginning of period	$1,980	$2,508
Write-offs	(425)	(54)
Increase in provision	531	49
End of period	$2,086	$2,503

Other Current Assets

Major classes of other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$14,607	$21,062
Service receivables	275	414
Other current receivables	31,204	28,214
Total Other current assets	$46,086	$49,690

Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 15, Related Parties. Other current receivables include insurance recoveries as described in Note 14, Commitments and Contingencies.

6.
Leases

The Company has various non-cancelable operating leases with various terms through September 2038 primarily for office space and office equipment.

The following table provides additional information about the Company’s leases:

	Three Months Ended March 31,
	2023	2022
Lease costs:
Operating lease costs	$8,406	$6,327
Finance lease costs	—	9
Short-term lease costs:
Operating lease costs	238	196
Finance lease costs	—	2
Sublease income	(172)	(91)
Lease costs – net	$8,472	$6,443

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,158	$6,385
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	3,401	15,920
Weighted average discount rate (percent)
Operating leases	4.83%	3.99%
Finance leases	—	3.18%
Weighted average remaining lease term (years)
Operating leases	8.4	6.5
Finance leases	—	2.6

7.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	March 31, 2023	December 31, 2022
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00%, matures September 1, 2027	$1,569,617	$1,571,818
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	395,592	399,791
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees up to 0.50%, matures July 26, 2026	384	392
Premium financing notes
Commercial notes, periodic interest and principal payments, 1.88-2.49%, expire May 1, 2023	423	1,685
Commercial notes, periodic interest and principal payments, 2.49%, expire June 1, 2023	307	767
Commercial notes, periodic interest and principal payments, 2.74%, expire June 21, 2023	1,639	3,266
Finance lease obligation	—	57
Units subject to mandatory redemption	4,826	4,711
Total debt	$1,972,788	$1,982,487
Less: Short-term debt and current portion of long-term debt	(22,459)	(30,587)
Long-term debt	$1,950,329	$1,951,900

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of March 31, 2023, $1,608.8 million of the principal was outstanding, $0.4 million of interest was accrued, and the related unamortized deferred issuance costs were $39.5 million. As of December 31, 2022, $1,612.9 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $41.7 million.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of March 31, 2023 and December 31, 2022. As the Revolving Credit Facility had not been drawn on as of March 31, 2023 or December 31, 2022, the deferred issuance costs related to the facility of $5.8 million and $6.4 million, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of March 31, 2023 and December 31, 2022, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt in the Consolidated Balance Sheets.

Transition from LIBOR to SOFR

In the second quarter of 2022, the Company entered into a fourth amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility to transition from using the Eurocurrency Rate (LIBOR) to a benchmark replacement of Adjusted Term SOFR. Relatedly, the Company adopted ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in the second quarter of 2022. The Company elected the expedient that allows for the contract modification to be treated as not substantial and to account for any related changes on a prospective basis from the modification date.

Senior Secured Notes due 2030

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. The notes have a 4.38% interest rate and will mature on February 1, 2030. As of March 31, 2023 and December 31, 2022, unamortized deferred issuance costs and discount were $7.3 million and $7.5 million, respectively, and the Company accrued $2.9 million and $7.3 million, respectively, of interest related to these notes.

8.
Stockholders' Equity

Ryan Specialty's amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, 10,000,000 shares of Class X common stock, and 500,000,000 shares of preferred stock, each having a par value of $0.001 per share.

The New LLC Operating Agreement requires that the Company and the LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Common Units owned by the Company, except as otherwise determined by the Company.

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

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement, or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to us an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC Common Units are immediately exchanged for Class A common stock as discussed in Note 9, Equity-Based Compensation.

Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.

Class X Common Stock

There were no shares of Class X common stock outstanding as of March 31, 2023 or December 31, 2022. The Company issued shares of Class X common stock to Onex as part of the Organizational Transactions, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. Shares of Class X common stock have no economic or voting rights.

Preferred Stock

There were no shares of preferred stock outstanding as of March 31, 2023 or December 31, 2022. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

No dividends were declared or payable as of March 31, 2023 or December 31, 2022.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of March 31, 2023 and December 31, 2022, the Company owned 43.6% and 43.3%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 56.4% and 56.7%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 57.0% and 57.6% for the three months ended March 31, 2023 and 2022, respectively.

9.
Equity-Based Compensation

The Ryan Specialty Holdings, Inc., 2021 Omnibus Incentive Plan (the “Omnibus Plan”) governs, among other things, the types of awards the Company can grant to employees as equity-based compensation awards. The Omnibus Plan provides for potential grants of the following awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) performance awards, (v) other stock-based awards, (vi) other cash-based awards, and (vii) analogous equity awards made in equity of the LLC.

IPO-Related Awards

As a result of the Organizational Transactions, pre-IPO holders of the LLC Units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their LLC Units for either Restricted Stock or Restricted Common Units. Additionally, Reload Options or Reload Class Incentive Units were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units (“RSUs”), (ii) Staking Options, (iii) Restricted LLC Units (“RLUs”), or (iv) Staking Class C Incentive Units. The terms of these awards are described below. All awards granted as part of the Organizational Transactions and the IPO are subject to non-linear transfer restrictions for at least the five-year period following the IPO.

Incentive Awards

As part of the Company’s annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, or (iv) Stock Options. The terms of these awards are described below.

Restricted Stock and Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock in the Company or Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Three Months Ended March 31, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,984,939	$21.15	3,238,597	$23.84
Granted	—	—	—	—
Vested	(5,145)	21.15	(5,125)	23.84
Forfeited	—	—	—	—
Unvested at end of period	1,979,794	$21.15	3,233,472	$23.84

Restricted Stock Units (RSUs)

IPO RSUs

Related to the IPO, the Company granted RSUs to certain employees. The IPO RSUs vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Incentive RSUs

As part of the Company’s annual compensation process, the Company issues Incentive RSUs to certain employees. The Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 3 or 5 years from the grant date, over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2023
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,771,624	$23.00	984,439	$34.64
Granted	—	—	788,689	40.90
Vested	(7,074)	23.04	(1,156)	40.90
Forfeited	—	—	(2,180)	34.39
Unvested at end of period	3,764,550	$23.00	1,769,792	$37.43

Stock Options

Reload and Staking Options

As part of the Organizational Transactions and IPO, certain employees were granted Reload Options or Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of $23.50. The Reload Options vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. In general, vested Reload Options are exercisable up to the tenth anniversary of the grant date. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. In general, vested Staking Options are exercisable up to the eleventh anniversary of the grant date.

Incentive Options

As part of the Company’s annual compensation process, the Company issues Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Three Months Ended March 31, 2023
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,554,749	66,667	170,392	$34.39
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(2,110)	34.39
Outstanding at end of period	4,554,749	66,667	168,282	$34.39

1 As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

Restricted LLC Units (RLUs)

IPO RLUs

Related to the IPO, the Company granted RLUs to certain employees that vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Incentive RLUs

As part of the Company’s annual compensation process, the Company issues Incentive RLUs to certain employees. The Incentive RLUs vest pro rata over 3 or 5 years from the grant date or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Three Months Ended March 31, 2023
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,515,858	$25.06	145,527	$34.86
Granted	—	—	352,073	40.90
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	1,515,858	$25.06	497,600	$39.13

Class C Incentive Units

Reload and Staking Class C Incentive Units

As part of the Organizational Transactions and IPO, certain employees were granted Reload Class C Incentive Units or Staking Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the IPO price of $23.50, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Reload Class C Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Class C Incentive Units

As part of the Company’s annual compensation process, the Company issues Class C Incentive Units to certain employees, which are profits interests. When the value of the Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Three Months Ended March 31, 2023
	Reload Class C Incentive Units[1]	Staking Class C Incentive Units[1]	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,996,668	300,000	$34.39
Granted	—	—	195,822	40.90
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	3,911,490	1,996,668	495,822	$36.96

1 As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

Non-Employee Director Stock Grants

The Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company recognized

$0.3 million and $1.4 million of expense related to the Director Stock Grants during the three months ended March 31, 2023 and 2022, respectively.

Equity-Based Compensation Expense

As of March 31, 2023, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$7,282	1.1
IPO RSUs	52,094	4.3
Incentive RSUs	55,232	3.0
Reload Options	4,111	1.7
Staking Options	378	5.9
Incentive Options	1,416	2.8
Restricted Common Units	5,277	0.6
IPO RLUs	26,431	5.6
Incentive RLUs	16,370	2.6
Reload Class C Incentive Units	5,104	2.0
Staking Class C Incentive Units	15,964	5.0
Class C Incentive Units	8,989	5.0
Total unrecognized equity-based compensation expense	$198,648

The following table includes the equity-based compensation the Company recognized by expense type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of March 31, 2023 in the same view.

	Recognized		Unrecognized
	Three Months Ended March 31,		As of
	2023	2022	March 31, 2023
IPO awards
IPO RSUs and Staking Options	$4,684	$6,892	$52,472
IPO RLUs and Staking Class C Incentive Units	3,150	3,323	42,395
Incremental Restricted Stock and Reload Options	1,254	2,085	7,752
Incremental Restricted Common Units and Reload Class C Incentive Units	2,094	4,145	8,798
Pre-IPO incentive awards
Restricted Stock	751	1,419	3,641
Restricted Common Units	551	877	1,583
Post-IPO incentive awards
Incentive RSUs	3,636	339	55,232
Incentive RLUs	956	104	16,370
Incentive Options	118	20	1,416
Class C Incentive Units	349	42	8,989
Other expense
Director Stock Grants	336	1,422	N/A
Profit Sharing Contribution	—	2,580	N/A
Total equity-based compensation expense	$17,879	$23,248	$198,648

10.
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Ryan Specialty Holdings, Inc., by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$36,457	$18,076
Less: Net income attributable to non-controlling interests	23,297	11,165
Net income attributable to Ryan Specialty Holdings, Inc.	$13,160	$6,911
Numerator:
Net income attributable to Class A common shareholders	$13,160	$6,911
Add: Income attributed to substantively vested RSUs	225	29
Net income attributable to Class A common shareholders – basic	$13,385	$6,940
Add: Income attributed to dilutive shares	17,180	8,275
Net income attributable to Class A common shareholders – diluted	$30,565	$15,215
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	111,034,503	106,592,836
Add: Dilutive shares	155,943,721	157,528,230
Weighted-average shares of Class A common stock outstanding – diluted	266,978,224	264,121,066
Earnings per Share:
Earnings per share of Class A common stock – basic	$0.12	$0.07
Earnings per share of Class A common stock – diluted	$0.11	$0.06

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Incentive RSUs	5,405	—
Class C Incentive Units	495,822	300,000
Incentive Options	168,282	175,222

11.
Derivatives

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. The fair value of the interest rate cap was $37.2 million and $45.9 million as of March 31, 2023 and December 31, 2022, respectively, and was included in Other non-current assets on the Consolidated Balance Sheets. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of March 31, 2023, the interest rate cap continued to be an effective hedge. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income.

As of March 31, 2023 and December 31, 2022, the balance of Accumulated other comprehensive income related to the interest rate cap was $16.1 million and $22.2 million, respectively. For the three months ended March 31, 2023, the $8.7 million decrease in the fair value of the interest rate cap and $1.7 million of premium amortization were recognized in Other comprehensive income (loss). During the three months ended March 31, 2023, $4.4 million related to payments received was reclassified out of Other comprehensive income (loss) into earnings as an offset to interest expense in Interest expense, net on the Consolidated Statements of Income. As of March 31, 2023, the Company expects $19.0 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months.

12.
Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the three months ended March 31, 2023, with the exception of Cash and cash equivalents of $24.8 million, Accounts payable and accrued liabilities of $1.3 million, the entire balance of the Tax Receivable Agreement liabilities of $303.6 million, and Deferred tax assets of $402.5 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2022, Cash and cash equivalents of $25.0 million, the entire balance of the Tax Receivable Agreement liabilities of $295.3 million, and Deferred tax assets of $396.8 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of March 31, 2023 and December 31, 2022 approximate fair value because of the short-term duration of these instruments. The fair value of our long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,966.5 million and $1,960.6 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 1 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt for the carrying values of the Company’s debt.

Derivative Instruments

Interest Rate Cap

The Company uses an interest rate cap to manage its exposure to interest rate fluctuations related to the Company’s Term Loan. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap are considered Level 2 inputs.

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of March 31, 2023, the models used risk-free rates, expected volatility, and a credit spread of 4.97%, 23.00%, and 4.90%, respectively. As of December 31, 2022, the models used risk-free rates, expected volatility, and a credit spread of 4.57%, 22.50%, and 4.50%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rates used to present value the cash payments as of March 31, 2023 and December 31, 2022 were 9.87% and 9.07%, respectively.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records the changes of the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and percentage milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	As of March 31, 2023			As of December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$37,209	$—	$—	$45,860	$—
Liabilities:
Contingent consideration	—	—	22,924	—	—	29,251
Total assets and liabilities measured at fair value	$—	$37,209	$22,924	$—	$45,860	$29,251

Level 3 Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value, which consist of contingent consideration for both periods:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$29,251	$42,053
Total losses (gains) included in earnings	1,585	(636)
Settlements	(7,912)	—
Balance at end of period	$22,924	$41,417

Of the $7.9 million settlement of contingent consideration during the three months ended March 31, 2023, $4.5 million is presented in the financing section and $3.4 million is presenting in the operating section of the Consolidated Statements of Cash Flows.

14.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an E&S and Admitted markets intermediary, the Company faces ordinary course of business E&O exposure. The Company also has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. The Company seeks to resolve, through commercial accommodations, certain matters to limit the economic exposure and reputational risk, including potential legal fees, created by a disagreement between a carrier and the insured as well as other E&O matters.

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a per claim retention amount of $2.5 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $13.0 million and $26.1 million were recorded for outstanding matters as of March 31, 2023 and December 31, 2022, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $0.6 million and $0.4 million in E&O expense for the three months ended March 31, 2023 and 2022, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses, including the cost of the replacement coverage (“Replacement Costs”), arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recorded an estimated loss contingency of $9.7 million and $23.1 million as of March 31, 2023 and December 31, 2022, respectively, within Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $22.6 million and $20.6 million was recorded as of March 31, 2023 and December 31, 2022, respectively, in Other current assets in the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022. No further expense was recognized during the three months ended March 31, 2023.

It is at least reasonably possible that the estimate of Replacement Costs will change in the near term as policies are adjusted and unearned premiums are recovered from the trading partner. Further, exposure to additional losses may arise due to the need to secure coverage for differences in conditions, policies that had expired prior to, or shortly after, the discovery of this unusual circumstance, adjustable premiums arising from the addition or deletion of properties over the policy term, unpaid covered claims, or other damages for losses incurred by our customers. An estimate of these potential losses cannot be made at this time but could change in the future as more information becomes known.

15.
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

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.2 million due from Geneva Re under this agreement as of March 31, 2023 and December 31, 2022, respectively.

Ryan Re Services Agreement with Geneva Re and Nationwide

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in performing these services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million for the three months ended March 31, 2023 and 2022. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $0.3 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of aircraft of $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

16.
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

The Company’s effective tax rate from continuing operations was 14.7% and (33.2)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 is different from the 21% statutory rate primarily as a result of the income attributable to the non-controlling interests. The effective tax rate for the three months ended March 31, 2022 is significantly different from the 21% statutory rate primarily as a result of the change in the state tax rates and nondeductible expenses.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2023, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets of $402.5 million and $396.8 million as of March 31, 2023 and December 31, 2022, respectively, and Deferred tax liabilities of $0.6 million as of March 31, 2023 and December 31, 2022 on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the three months ended March 31, 2023 was primarily related to exchanges of LLC Common Units, which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity.

As of March 31, 2023, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $303.6 million related to these benefits on the Consolidated Balance Sheets as of March 31, 2023. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	5,575	920	1,787	8,282
Balance at March 31, 2023	$155,886	$85,936	$61,807	$303,629

During the three months ended March 31, 2023, the TRA liabilities increased $8.3 million due to an exchange of LLC Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the three months ended March 31, 2022, the TRA liabilities increased $0.9 million due to an exchange of LLC

Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. Additionally, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.7 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.69%, which was recognized in Other non-operating loss (income) on the Consolidated Statements of Income.

Other Comprehensive Income (Loss)

The tax expense (benefit) on the components of Other comprehensive income (loss) for the three months ended March 31, 2023 were $0.1 million for Foreign currency translation adjustments, $0.1 million for Change in share of equity method investment in related party other comprehensive income (loss), $(0.3) million for Loss on interest rate cap, and $(0.5) million for the (Gain) on interest rate cap reclassified to earnings. The tax effects on the components of Other comprehensive income (loss) were de minimis for the three months ended March 31, 2022.

17.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company:

	Three Months Ended March 31,
	2023	2022
Cash paid for:
Interest	$40,136	$15,668
Income taxes	1,244	2,206
Non-cash investing and financing activities:
Members' tax distributions declared but unpaid	$12,272	$7,356
Tax Receivable Agreement liabilities	8,282	880

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 1, 2023. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months ended March 31, 2023 and 2022 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

ACCELERATE 2025 Program

During the first quarter of 2023 we initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program will result in approximately $65.0 million of cumulative one-time charges through 2024, funded through operating cash flow. Restructuring costs will primarily be included in General and administrative expense, relating to third-party professional services, lease terminations costs, and other expenses. The remaining costs will be incurred through Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program to generate annual savings of approximately $35.0 million in 2025. See "Note 4, Restructuring" of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the restructuring plan in the first quarter of 2023. For the three months ended March 31, 2023, we incurred restructuring costs of $2.7 million, which represent cumulative costs since the inception of the plan. Of the cumulative $2.7 million in costs, $0.7 million was workforce-related with the remaining being general and administrative costs. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

On January 3, 2023, we completed the acquisition of Griffin Underwriting Services, a binding authority specialist and wholesale insurance broker headquartered in Bellevue, WA.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Pursue Strategic Acquisitions

We have successfully integrated businesses complementary to our own to increase both our distribution reach and our product and service capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product and service capabilities or provide us access to new markets. We have previously made, and intend to continue to make, acquisitions with the objective of enhancing our human capital and product and service capabilities, entering natural adjacencies, and expanding our geographic presence. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy which requires acquisition targets to have a cultural and strategic fit, competition for these assets, purchase price multiples that we deem appropriate, and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any material acquisitions at this time.

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

Invest in Operation and Growth

We have invested heavily in building a durable business that is able to adapt to the continuously evolving E&S market and intend to continue to do so. We are focused on enhancing the breadth of our product and service offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry and markets. Our future success is dependent upon a number of factors, including our ability to successfully develop, market, and sell existing and new products and services to both new and existing trading partners.

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

Managing Changing Macroeconomic Conditions

Growth in certain lines of business, such as project-based construction and M&A transactional liability insurance, is partially dependent on a variety of macroeconomic factors inasmuch as binding the underlying insurance coverage is subject to the underlying activity occurring. In periods of economic growth and liquid credit markets, this underlying activity can accelerate and provide tailwinds to our growth. In periods of economic decline and tight credit markets, this underlying activity can slow or be delayed and provide headwinds to our growth. As interest rates have rapidly risen, leading to friction in debt markets, we have observed some delays to both construction projects and M&A activity which, in turn, pauses the binding of construction and M&A transactional liability insurance policies. We believe over time these lines of business will continue to grow as the economy steadies and again grows.

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

Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the rate and flow of public company D&O policies into the wholesale channel in 2020 and 2021. Throughout 2022 and 2023 as the public company D&O insurance markets stabilized, IPO markets have slowed, and new insurance capital that previously entered the market has impacted the public company D&O space, public company D&O rate decreases have accelerated. We believe these factors have also created opportunities for retailers to place some of that coverage directly.

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, but we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

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

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives, and benefits paid and payable to employees, and commissions paid and payable to our producers and (ii) equity-based compensation associated with the grants of awards to employees, executive officers, and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, amortization of the Company's interest rate cap, imputed interest on contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company's Cash and cash equivalents balances and payments received in relation to the interest rate cap.

Other Non-Operating Loss (Income)

For the three months ended March 31, 2023 Other non-operating loss (income) included a $0.1 million of sublease income. For the three months ended March 31, 2022 Other non-operating loss (income) included a $7.7 million charge related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Tax Expense (Benefit)

Income tax expense includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interests

Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to "Note 8, Stockholders' Equity" of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2023	2022	$	%
Revenue
Net commissions and fees	$447,513	$386,681	$60,832	15.7%
Fiduciary investment income	10,086	209	9,877	4,725.8
Total revenue	$457,599	$386,890	$70,709	18.3%
Expenses
Compensation and benefits	307,722	274,274	33,448	12.2
General and administrative	51,699	42,361	9,338	22.0
Amortization	25,185	26,663	(1,478)	(5.5)
Depreciation	2,192	1,211	981	81.0
Change in contingent consideration	714	(1,008)	1,722	(170.8)
Total operating expenses	$387,512	$343,501	$44,011	12.8%
Operating income	$70,087	$43,389	$26,698	61.5%
Interest expense, net	29,468	21,752	7,716	35.5
Loss (income) from equity method investment in related party	(1,995)	543	(2,538)	(467.4)
Other non-operating loss (income)	(138)	7,521	(7,659)	(101.8)
Income before income taxes	$42,752	$13,573	$29,179	215.0%
Income tax expense (benefit)	6,295	(4,503)	10,798	(239.8)
Net income	$36,457	$18,076	$18,381	101.7%
GAAP financial measures
Revenue	$457,599	$386,890	$70,709	18.3%
Compensation and benefits	307,722	274,274	33,448	12.2
General and administrative	51,699	42,361	9,338	22.0
Net income	$36,457	$18,076	$18,381	101.7%
Compensation and benefits expense ratio (1)	67.2%	70.9%
General and administrative expense ratio (2)	11.3%	10.9%
Net income margin (3)	8.0%	4.7%
Earnings per share (4)	$0.12	$0.07
Diluted earnings per share (4)	$0.11	$0.06
Non-GAAP financial measures*
Organic revenue growth rate	12.9%	20.1%
Adjusted compensation and benefits expense	$285,885	$241,331	$44,554	18.5%
Adjusted compensation and benefits expense ratio	62.5%	62.4%
Adjusted general and administrative expense	$46,699	$38,296	$8,403	21.9%
Adjusted general and administrative expense ratio	10.2%	9.9%
Adjusted EBITDAC	$125,015	$107,263	$17,752	16.5%
Adjusted EBITDAC margin	27.3%	27.7%
Adjusted net income	$71,785	$64,732	$7,053	10.9%
Adjusted net income margin	15.7%	16.7%
Adjusted diluted earnings per share	$0.26	$0.24

(1) Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.

(2) General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3) Net income margin is defined as Net income divided by Total revenue.

(4) See "Note 10, Earnings Per Share" of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Net Commissions and Fees

Net commissions and fees increased by $60.8 million, or 15.7%, from $386.7 million to $447.5 million for the three months ended March 31, 2023 as compared to the same period in the prior year. The two main drivers of the revenue increase were 12.9% of organic revenue growth and 1.6% growth from the Griffin and Centurion acquisitions.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$285,850	63.9%	$244,827	63.3%	$41,023	16.8%
Binding Authorities	69,526	15.5	62,993	16.3	6,533	10.4
Underwriting Management	92,137	20.6	78,861	20.4	13,276	16.8
Total net commissions and fees	$447,513		$386,681		$60,832	15.7%

Wholesale Brokerage net commissions and fees increased by $41.0 million, or 16.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin and Centurion acquisitions.

Binding Authority net commissions and fees increased by $6.5 million, or 10.4%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $13.3 million, or 16.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$413,571	92.4%	$359,602	93.0%	$53,969	15.0%
Supplemental and contingent commissions	26,331	5.9	20,098	5.2	6,233	31.0
Loss mitigation and other fees	7,611	1.7	6,981	1.8	630	9.0
Total net commissions and fees	$447,513		$386,681		$60,832	15.7%

Net commissions and policy fees grew 15.0%, slightly lower than the overall net commissions and fee revenue growth of 15.7%, for the three months ended March 31, 2023 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 31.0% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 9.0% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $33.4 million, or 12.2%, from $274.3 million to $307.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The following were the principal drivers of this increase:

•
Commissions increased $19.0 million, or 16.4%, period-over-period, driven by the 15.7% increase in Net Commissions and Fees discussed above;

•
An increase of $26.7 million was driven by (i) the addition of 419 employees compared to the same period prior year, and (ii) growth in the business. Overall headcount increased to 4,051 full-time employees as of March 31, 2023 from 3,632 as of March 31, 2022;
•
This $45.7 million increase was offset by a $7.1 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and a $5.2 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both directly relate to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 3.7% from 70.9% to 67.2% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $9.3 million, or 22.0%, from $42.4 million to $51.7 million for the three months ended March 31, 2023 as compared to the same period in the prior year. A main driver of this increase was $4.6 million of increased travel and entertainment expense compared to the same period in 2022 which was the result of business travel returning to a normalized level. The remaining increase of $4.7 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, insurance, and professional services. The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.4% from 10.9% to 11.3% period-over-period.

Amortization

Amortization expense decreased by $1.5 million or 5.5% from $26.7 million to $25.2 million for the three months ended March 31, 2023 compared to the same period in the prior year. The main driver for the decrease was the full amortization of certain previously acquired intangible assets. Our intangible assets decreased by $34.6 million when comparing the balance as of March 31, 2023 to the balance as of March 31, 2022.

Interest Expense, Net

Interest expense, net increased $7.7 million, or 35.5%, from $21.8 million to $29.5 million for the three months ended March 31, 2023 compared to the same period in the prior year. The main drivers of the change in Interest expense, net for the three months ended March 31, 2023 were the issuance of $400.0 million of Senior Secured Notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2023 we expect to incur approximately $7.0 million of interest expense related to the cap.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $7.6 million to income of $0.1 million for the three months ended March 31, 2023 as compared to a loss of $7.5 million in the same period in the prior year. For the three months ended March 31, 2023, Other non-operating loss (income) consisted of $0.1 million of sublease income. For the three months ended March 31, 2022, Other non-operating loss (income) included a $7.7 million charge related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $29.2 million from $13.6 million to $42.8 million for the three months ended March 31, 2023 compared to the same period in the prior year.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $10.8 million from a benefit of $4.5 million to an expense of $6.3 million for the three months ended March 31, 2023 as compared to the same period in the prior year as a result of the tax benefit recognized by the Company in the prior period as a result of an increase in the Company’s state tax rate.

Net Income

Net income increased $18.4 million from $18.1 million to $36.5 million for the three months ended March 31, 2023 compared to the same period in the prior year as a result of the factors described above.

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

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended March 31,
	2023	2022
Total revenue growth rate (GAAP) (1)	18.3%	24.2%
Less: Mergers and acquisitions (2)	(1.6)	(3.4)
Change in other (3)	(3.8)	(0.7)
Organic revenue growth rate (Non-GAAP)	12.9%	20.1%

(1) March 31, 2023 revenue of $457.6 million less March 31, 2022 revenue of $386.9 million is a $70.7 million period-over-period change. The change, $70.7 million, divided by the March 31, 2022 revenue of $386.9 million, is a total revenue change of 18.3%. March 31, 2022 revenue of $386.9 million less March 31, 2021 revenue of $311.5 million is a $75.4 million period-over-period change. The change, $75.4 million, divided by the March 31, 2021 revenue of $311.5 million, is a total revenue change of 24.2%. See “Comparison of the Three Months Ended March 31, 2023 and 2022” for further details.

(2) The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended March 31, 2023 and three months ended March 31, 2022 was $6.1 million and $10.6 million, respectively.

(3) The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended March 31, 2023 and three months ended March 31, 2022 was $14.8 million and $2.2 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Total revenue	$457,599	$386,890
Compensation and benefits expense	$307,722	$274,274
Acquisition-related expense	(1,016)	(58)
Acquisition related long-term incentive compensation	(578)	(7,697)
Restructuring and related expense	(730)	(158)
Amortization and expense related to discontinued prepaid incentives	(1,634)	(1,782)
Equity-based compensation	(6,635)	(6,804)
Initial public offering related expense	(11,244)	(16,444)
Adjusted compensation and benefits expense (1)	$285,885	$241,331
Compensation and benefits expense ratio	67.2%	70.9%
Adjusted compensation and benefits expense ratio	62.5%	62.4%

(1) Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Total revenue	$457,599	$386,890
General and administrative expense	$51,699	$42,361
Acquisition-related expense	(2,174)	(451)
Restructuring and related expense	(2,826)	(2,966)
Initial public offering related expense	—	(648)
Adjusted general and administrative expense (1)	$46,699	$38,296
General and administrative expense ratio	11.3%	10.9%
Adjusted general and administrative expense ratio	10.2%	9.9%

(1) Adjustments to General and administrative expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. In 2023, Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. In 2022, Restructuring and related expense represented costs associated with the 2020 restructuring plan. Amortization and expense consists of charges related to discontinued prepaid incentive programs. For the three months ended March 31, 2023, Other non-operating loss (income) includes sublease income. For the three months ended March 31, 2022, Other non-operating loss (income) includes a charge related to the change in the TRA liability caused by a change in our blended state tax rates. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include general and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services and compensation-related expense primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.

Total revenue less Adjusted compensation and benefits expense and Adjusted general and administrative expense is equivalent to Adjusted EBITDAC. For a breakout of compensation and general and administrative costs for each addback, refer to the Adjusted compensation and benefits expense and Adjusted general and administrative expense tables above. The most directly comparable GAAP financial metric to Adjusted EBITDAC is Net income. Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is Net income margin.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Total revenue	$457,599	$386,890
Net income	$36,457	$18,076
Interest expense, net	29,468	21,752
Income tax expense (benefit)	6,295	(4,503)
Depreciation	2,192	1,211
Amortization	25,185	26,663
Change in contingent consideration	714	(1,008)
EBITDAC	$100,311	$62,191
Acquisition-related expense	3,190	509
Acquisition related long-term incentive compensation	578	7,697
Restructuring and related expense	3,556	3,124
Amortization and expense related to discontinued prepaid incentives	1,634	1,782
Other non-operating loss (income)	(138)	7,521
Equity-based compensation	6,635	6,804
IPO related expenses	11,244	17,092
(Income) / loss from equity method investments in related party	(1,995)	543
Adjusted EBITDAC	$125,015	$107,263
Net income margin	8.0%	4.7%
Adjusted EBITDAC margin	27.3%	27.7%

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

Following the IPO, the Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For comparability purposes, this calculation incorporates the impact of federal and state statutory tax rates on 100% of our adjusted pre-tax income as if the Company owned 100% of the LLC.

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Total revenue	$457,599	$386,890
Net income	$36,457	$18,076
Income tax expense (benefit)	6,295	(4,503)
Amortization	25,185	26,663
Amortization of deferred debt issuance costs (1)	3,039	2,811
Change in contingent consideration	714	(1,008)
Acquisition-related expense	3,190	509
Acquisition related long-term incentive compensation	578	7,697
Restructuring and related expense	3,556	3,124
Amortization and expense related to discontinued prepaid incentives	1,634	1,782
Other non-operating loss (income)	(138)	7,521
Equity-based compensation	6,635	6,804
IPO related expenses	11,244	17,092
(Income) / loss from equity method investments in related party	(1,995)	543
Adjusted income before income taxes (2)	$96,394	$87,111
Adjusted tax expense (3)	(24,609)	(22,379)
Adjusted net income	$71,785	$64,732
Net income margin	8.0%	4.7%
Adjusted net income margin	15.7%	16.7%

(1) Interest expense, net includes amortization of deferred debt issuance costs.

(2) Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

(3) The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three months ended March 31, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three months ended March 31, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.69% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

Adjusted Diluted Earnings Per Share

We define Adjusted diluted earnings per share as Adjusted net income divided by diluted shares outstanding after adjusting for the effect if 100% of the outstanding LLC Common Units (together with the shares of Class B common stock) were exchanged into shares of Class A common stock and the effect of unvested equity awards. The most directly comparable GAAP financial metric is Diluted earnings per share.

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2023	2022
Earnings per share of Class A common stock – diluted	$0.11	$0.06
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.06)	(0.03)
Plus: Net income attributed to non-controlling interests (2)	0.09	0.04
Plus: Adjustments to Adjusted net income (3)	0.13	0.18
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)
Adjusted diluted earnings per share	$0.26	$0.24

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	266,978	264,121
Plus: Dilutive impact of unvested equity awards (4)	4,670	5,632
Adjusted diluted earnings per share diluted share count	271,648	269,753

(1) Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended March 31, 2023 and 2022, this removes $17.4 million and $8.3 million of Net income, respectively, on 267.0 million and 264.1 million weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(2) For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. For the three months ended March 31, 2023 and 2022, this includes $23.3 million and $11.2 million of Net income, respectively, on 267.0 million and 264.1 million weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended March 31, 2023, 143.4 million weighted average outstanding LLC Common Units were considered dilutive and included in the 267.0 million Weighted-average shares outstanding within Diluted EPS. For the three months ended March 31, 2022, 143.4 million weighted average outstanding LLC Common Units were considered dilutive and included in the 264.1 million Weighted-average shares outstanding within Diluted EPS. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(3) Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin” on 267.0 million and 264.1 million weighted-average shares of Class A common stock outstanding - diluted for the three months ended March 31, 2023 and 2022, respectively.

(4) For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended March 31, 2023 and 2022, 4.7 million and 5.6 million shares were added to the calculation, respectively.

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

Cash and cash equivalents on the Consolidated Balance Sheets include funds available for general corporate purposes. Fiduciary cash and receivables cannot be used for general corporate purposes. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity and the obligation to remit these funds are recorded as Fiduciary liabilities in the Consolidated Balance Sheets. We recognize fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance carriers, other insurance intermediaries, surplus lines taxing authorities, clients, and insurance policy holders, as Fiduciary cash and receivables in the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $769.0 million and $674.6 million as of March 31, 2023 and 2022, respectively, and fiduciary receivables of $1,706.1 million and $1,449.1 million as of March 31, 2023 and 2022, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $704.6 million of Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2023, $71.5 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of March 31, 2023, the interest rate on the Term Loan was 3.00% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of March 31, 2023, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the three months ended March 31, 2023.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of March 31, 2023 will be $303.6 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	5,575	920	1,787	8,282
Balance at March 31, 2023	$155,886	$85,936	$61,807	$303,629

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of March 31, 2023 are (i) Exchange Tax Attributes of $183.4 million, (ii) Pre-IPO M&A Tax Attributes of $101.1 million, and (iii) TRA Payment Tax Attributes of $72.7 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Three Months Ended March 31, 2023 and 2022

Cash and cash equivalents decreased $1.7 million from $706.4 million at March 31, 2022 to $704.7 million at March 31, 2023. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Net cash used for operating activities during the three months ended March 31, 2023 decreased $93.7 million from the three months ended March 31, 2022 to $159.2 million. Net income increased $18.4 million, Deferred income tax expense (benefit) increased $11.1 million, both increasing cash flows from operating activities during the three months ended March 31, 2023 compared with the same period in the prior year. This was offset by a $85.4 million decrease in the change in Other current and non-current assets and accrued liabilities associated with the payment of accrued commissions & bonuses in the first quarter of 2023 and a $21.8 million decrease in the change in Commissions and fees receivable, net compared with the same period in the prior year.

Cash Flows From Investing Activities

Cash flows used for investing activities during the three months ended March 31, 2023 were $104.9 million, an increase of $102.2 million compared to the $2.7 million of cash flows used for investing activities during the three months ended March 31, 2022. The main driver of the cash flows used for investing activities in the three months ended March 31, 2023 was $102.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity related to the Griffin acquisition and $2.8 million of capital expenditures, compared to $2.2 million of capital expenditures and a $0.5 million of prepaid incentives for the three months ended March 31, 2022.

Cash Flows From Financing Activities

Cash flows used for financing activities during the three months ended March 31, 2023 were $29.6 million, an increase of $338.3 million compared to cash flows provided by financing activities of $308.7 million during the three months ended March 31, 2022. The main drivers of cash flows used for financing activities during the three months ended March 31, 2023 were the net change in fiduciary liabilities of $20.8 million, payment of contingent consideration of $4.5 million, and repayment of term debt of $4.1 million.

The main drivers of cash flows provided by financing activities during the three months ended March 31, 2022 was the Bond issuance of $394.0 million, offset by the net change in fiduciary liabilities of $79.2 million, the repayment of term debt of $4.1 million, and debt issuance costs of $1.8 million.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 7, Debt” in the notes to our unaudited consolidated financial statements and provide further description on provisions that create, increase, or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of March 31, 2023, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	March 31, 2023
Current accrued compensation	$—
Non-current accrued compensation	661
Total liability	$661
Projected future expense	6,270
Total projected future cash outflows	$6,931

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	—
2026	6,666
Thereafter	$265

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of March 31, 2023, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	March 31, 2023
Current accounts payable and accrued liabilities	$—
Other non-current liabilities	22,924
Total liability	$22,924
Projected future expense	4,925
Total projected future cash outflows	$27,849

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	27,849
2026	—
Thereafter	$—

For further discussion, see “Note 3, Mergers and Acquisitions,” and “Note 7, Debt” of the notes to our unaudited consolidated financial statements.

Critical Accounting Policies and Estimates

The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if (i) the Company must make assumptions that were uncertain when the judgment was made, and (ii) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we will report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. The accounting policies that we believe reflect our more significant estimates, judgments, and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, business combinations, goodwill and intangibles, income taxes, and tax receivable agreement liabilities.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 are included in “Note 1, Basis of Presentation,” to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

For a description of recently adopted accounting pronouncements and recently issued accounting standards not yet adopted (if any), see “Note 1, Basis of Presentation” in the notes to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks in the day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the three months ended March 31, 2023, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of March 31, 2023, we had $1,608.8 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of March 31, 2023 and December 31, 2022, as determined based upon information available.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the

Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, as amended and supplemented by the risk factor set forth below, which could materially affect our business, financial condition or future results.

Our inability to achieve the intended results of our previously announced restructuring program, ACCELERATE 2025, could impact our businesses, financial condition, and results of operations.

As part of our restructuring plans, we expect to incur one-time write-offs and other restructuring charges and generate annual cost savings in the future. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies, or other expected benefits. Our ability to successfully manage and execute the ACCELERATE 2025 program and realize the expected savings and benefits in the amounts and at the times anticipated is important to our business success. Failure to achieve the goals of our plans, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, changes in the insurance markets in which we compete, unanticipated costs or charges, and loss of key or other personnel, could have a material adverse effect on our businesses, financial condition, and results of operations. Internal restructurings come with an inherent amount of transition risk and can require a significant amount of time and focus from management and other employees, which may divert attention from our normal operations and could have a material adverse effect on our business, results of operations and financial condition.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ryan Specialty Holdings, Inc., dated June 3, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 8, 2022).

3.3	Amended and Restated Bylaws of Ryan Specialty Holdings, Inc., dated July 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 8, 2022).

4.1

Registration Rights Agreement, dated July 26, 2021, by and among Ryan Specialty Holdings, Inc., and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 27, 2021).

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

10.1

Amended and Restated Tax Receivable Agreement, dated as of August 9, 2022, by and among Ryan Specialty Holdings, Inc., and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

10.2

Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of September 30, 2021, by and among Ryan Specialty, LLC, and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.3

First Amendment to the Seventh Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of February 17, 2022, by and among Ryan Specialty, LLC, and the other signatories party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.4

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Holdings, Inc., and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.5

Indemnification Agreement, by and among Ryan Specialty Holdings, Inc., and Patrick G. Ryan, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 27, 2021).

10.6

Director Nomination Agreement, dated as of July 26, 2021, by and among Ryan Specialty Holdings, Inc., and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 27, 2021).

10.7	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

10.8	First Amendment to the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 1, 2023).

10.9

Ryan Specialty Holdings, Inc., Form of Nonqualified Stock Option Agreement (Stacking Option) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.10

Ryan Specialty Holdings, Inc., Form of Nonqualified Stock Option Agreement (Reload Option) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	Ryan Specialty Holdings, Inc., Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.12	Ryan Specialty Holdings, Inc., Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.13

Ryan Specialty Holdings, Inc., Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.14

Ryan Specialty Holdings, Inc., Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.15	Ryan Specialty Holdings, Inc., Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.16	Ryan Specialty Holdings, Inc., Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.17	Ryan Specialty Holdings, Inc., Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.18	Ryan Specialty Holdings, Inc., Form of Restricted LLC Unit Agreement (2022) (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.19

Fourth Amendment to the Credit Agreement, dated April 29, 2022, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty, LLC, and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended March 30, 2021, July 26, 2021, August 13, 2021 and April 29, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2022).

10.20

Second Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC, dated as of November 8, 2022, by and among New Ryan Specialty, LLC, and the other signatories party thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 1, 2023).

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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: May 4, 2023	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)