Form 10-Q
period 2023-06-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2023-08-04
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On July 31, 2023, the Registrant had 260,217,434 shares of common stock outstanding, consisting of 116,453,014 shares of Class A common stock, $0.001 par value, and 143,764,420 shares of Class B common stock, $0.001 par value.

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
•
the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties, or as a result of cyber-attacks;
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
•
risks relating to our organizational structure that could result in conflicts of interest between the LLC Unitholders and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and the Annual Report on Form 10-K for the year ended December 31, 2022. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Net commissions and fees	$573,020	$490,227	$1,020,533	$876,908
Fiduciary investment income	12,129	1,065	22,215	1,274
Total revenue	$585,149	$491,292	$1,042,748	$878,182
EXPENSES
Compensation and benefits	352,360	310,058	660,082	584,331
General and administrative	81,608	48,495	133,307	90,860
Amortization	24,368	26,233	49,553	52,896
Depreciation	2,177	1,229	4,369	2,440
Change in contingent consideration	1,796	(251)	2,510	(1,260)
Total operating expenses	$462,309	$385,764	$849,821	$729,267
OPERATING INCOME	$122,840	$105,528	$192,927	$148,915
Interest expense, net	28,881	24,846	58,349	46,598
Loss (income) from equity method investment in related party	(1,616)	16	(3,611)	558
Other non-operating loss (income)	108	(622)	(30)	6,898
INCOME BEFORE INCOME TAXES	$95,467	$81,288	$138,219	$94,861
Income tax expense	11,650	11,168	17,945	6,665
NET INCOME	$83,817	$70,120	$120,274	$88,196
Net income attributable to non-controlling interests, net of tax	53,739	45,619	77,036	56,784
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$30,078	$24,501	$43,238	$31,412
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.27	$0.23	$0.39	$0.30
Diluted	$0.26	$0.22	$0.37	$0.28
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	112,915,557	108,054,437	111,980,226	107,327,462
Diluted	123,845,655	120,204,902	123,685,098	264,417,470

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$83,817	$70,120	$120,274	$88,196
Net income attributable to non-controlling interests, net of tax	53,739	45,619	77,036	56,784
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$30,078	$24,501	$43,238	$31,412
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	5,681	127	4,868	127
(Gain) on interest rate cap reclassified to earnings	(1,865)	—	(3,303)	—
Foreign currency translation adjustments	103	(1,186)	388	(1,244)
Change in share of equity method investment in related party other comprehensive income (loss)	323	(554)	537	(1,856)
Total other comprehensive income (loss), net of tax	$4,242	$(1,613)	$2,490	$(2,973)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$34,320	$22,888	$45,728	$28,439

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$965,987	$992,723
Commissions and fees receivable – net	301,030	231,423
Fiduciary cash and receivables	3,327,695	2,611,647
Prepaid incentives – net	8,002	8,584
Other current assets	56,656	49,690
Total current assets	$4,659,370	$3,894,067
NON-CURRENT ASSETS
Goodwill	1,379,100	1,314,984
Other intangible assets	493,859	486,444
Prepaid incentives – net	18,008	20,792
Equity method investment in related party	43,762	38,514
Property and equipment – net	32,539	31,271
Lease right-of-use assets	136,457	143,870
Deferred tax assets	415,070	396,814
Other non-current assets	57,632	56,987
Total non-current assets	$2,576,427	$2,489,676
TOTAL ASSETS	$7,235,797	$6,383,743
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	95,923	119,022
Accrued compensation	337,455	350,369
Operating lease liabilities	19,142	22,744
Tax Receivable Agreement liabilities	16,697	—
Short-term debt and current portion of long-term debt	30,587	30,587
Fiduciary liabilities	3,327,695	2,611,647
Total current liabilities	$3,827,499	$3,134,369
NON-CURRENT LIABILITIES
Accrued compensation	18,007	10,048
Operating lease liabilities	161,917	151,944
Long-term debt	1,948,786	1,951,900
Deferred tax liabilities	208	562
Tax Receivable Agreement liabilities	310,124	295,347
Other non-current liabilities	25,338	21,761
Total non-current liabilities	$2,464,380	$2,431,562
TOTAL LIABILITIES	$6,291,879	$5,565,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 115,208,931 and 112,437,825 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	115	112
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 144,571,839 and 147,214,275 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	144	147
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at June 30, 2023 and December 31, 2022)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	452,925	418,123
Retained earnings	97,226	53,988
Accumulated other comprehensive income	8,525	6,035
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$558,935	$478,405
Non-controlling interests	384,983	339,407
Total stockholders' equity	$943,918	$817,812
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,235,797	$6,383,743

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,274	$88,196
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (income) from equity method investment in related party	(3,611)	558
Amortization	49,553	52,896
Depreciation	4,369	2,440
Prepaid and deferred compensation expense	4,374	18,341
Non-cash equity-based compensation	36,528	43,028
Amortization of deferred debt issuance costs	6,080	5,984
Amortization of interest rate cap premium	3,477	1,159
Deferred income tax expense (benefit)	11,853	(6,866)
Loss on Tax Receivable Agreement	216	7,173
Change (net of acquisitions) in:
Commissions and fees receivable – net	(67,525)	(33,755)
Accrued interest liability	(330)	7,456
Other current assets and accrued liabilities	(31,807)	(5,565)
Other non-current assets and accrued liabilities	11,385	(16,334)
Total cash flows provided by operating activities	$144,836	$164,711
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,362)	(6,797)
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(103,927)	—
Repayments of prepaid incentives	15	7
Total cash flows used for investing activities	$(109,274)	$(6,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	394,000
Payment of interest rate cap premium	—	(25,500)
Repayment of term debt	(8,250)	(8,250)
Debt issuance costs paid	—	(2,369)
Finance lease and other costs paid	—	(18)
Payment of contingent consideration	(4,477)	(6,241)
Tax distributions to LLC Unitholders	(34,529)	(26,222)
Receipt of taxes related to net share settlement of equity awards	1,895	1,062
Taxes paid related to net share settlement of equity awards	(1,895)	(1,062)
Net change in fiduciary liabilities	198,073	54,357
Total cash flows provided by financing activities	$150,817	$379,757
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(657)	352
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$185,722	$538,030
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,767,385	1,139,661
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,953,107	$1,677,691
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	965,987	866,669
Cash held in a fiduciary capacity	987,120	811,022
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,953,107	$1,677,691

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance at January 1, 2023	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared – members' tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598
Net income	—	—	—	—	—	30,078	—	53,739	83,817
Issuance of common stock	104,196	—	21,006	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,871,084	2	(1,871,084)	(2)	3,474	—	—	(3,474)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	449	—	—	—	449
Distributions declared – members' tax	—	—	—	—	—	—	—	(21,992)	(21,992)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	323	545	868
Gain on interest rate cap, net	—	—	—	—	—	—	3,816	6,434	10,250
Foreign currency translation adjustments	—	—	—	—	—	—	103	176	279
Equity-based compensation	—	—	—	—	12,104	—	—	6,545	18,649
Balance at June 30, 2023	115,208,931	$115	144,571,839	$144	$452,925	$97,226	$8,525	$384,983	$943,918

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at January 1, 2022	109,894,548	$110	149,162,107	$149	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	77,261	—	(77,261)	—	47	—	—	(47)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	(704)	—	—	—	(704)
Distributions declared – members' tax	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation adjustments	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	$371,433	$(153)	$354	$252,146	$624,039
Net income	—	—	—	—	—	24,501	—	45,619	70,120
Issuance of common stock	60,511	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,094,603	1	(1,094,603)	(1)	1,998	—	—	(1,998)	—
Forfeiture of common stock	(12,554)	—	—	—	—	—	—	—	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(319)	—	—	—	(319)
Distributions declared – members' tax	—	—	—	—	—	—	—	(7,610)	(7,610)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(554)	(733)	(1,287)
Gain on interest rate cap, net	—	—	—	—	—	—	127	169	296
Foreign currency translation adjustments	—	—	—	—	—	—	(1,186)	(2,319)	(3,505)
Equity-based compensation	—	—	—	—	12,796	—	—	6,984	19,780
Balance at June 30, 2022	111,206,112	$111	147,990,243	$148	$385,908	$24,348	$(1,259)	$292,258	$701,514

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

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's Common Units on its consolidated financial statements. As of June 30, 2023, the Company owned 44.3% of the outstanding LLC Common Units of New LLC, and New LLC owned 99.9% of the outstanding LLC Common Units of the LLC. The remaining 0.1% of the outstanding LLC Common Units of the LLC were owned by a subsidiary of the Company. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”.

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

Use of Estimates

The preparation of the unaudited consolidated interim financial statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited consolidated interim financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

2.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wholesale Brokerage	$381,616	$329,225	$667,466	$574,051
Binding Authority	69,775	59,751	139,301	122,744
Underwriting Management	121,629	101,251	213,766	180,113
Total Net commissions and fees	$573,020	$490,227	$1,020,533	$876,908

Contract Balances

Contract assets, which arise primarily from the Company’s volume-based commissions, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $3.9 million and $13.0 million as of June 30, 2023 and December 31, 2022, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $0.5 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA of the acquired business following a defined period after purchase. Further information regarding fair value measurements is detailed in Note 13, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration within Change in contingent consideration, and recognizes accretion of the discount on these liabilities within Interest expense, net, on the Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in contingent consideration	$1,796	$(251)	$2,510	$(1,260)
Interest expense, net	570	425	1,441	798
Total	$2,366	$174	$3,951	$(462)

The aggregate amount of maximum contingent consideration related to acquisitions was $40.0 million as of June 30, 2023.

4.
Restructuring

In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company's operations and technology. The restructuring plan is expected to incur total restructuring costs of at least $65.0 million through December 31, 2024 and to generate annual savings of at least $35.0 million in 2025. The total expected costs of the plan include $35.0 million related to operations and technology optimization, $15.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs. The table below presents the restructuring expense incurred in the period:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operations and technology optimization	$6,271	$7,705
Compensation and benefits	940	1,599
Asset impairment and other termination costs	9,928	10,514
Total	$17,139	$19,818

For the three and six months ended June 30, 2023, the Company recognized restructuring expenses of $1.1 million and $1.8 million, respectively, including contractor costs, in Compensation and benefits, and $16.0 million and $18.0 million, respectively, in General and administrative expense on the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at January 1, 2023	$—	$—	$—	$—
Accrued costs	7,705	1,599	10,514	19,818
Payments	(2,040)	(1,076)	(4,477)	(7,593)
Non-cash adjustments	1,343	—	(437)	906
Balance at June 30, 2023	$7,008	$523	$5,600	$13,131

As of June 30, 2023, $12.4 million of the restructuring liability was included in Accounts payable and accrued liabilities and $0.7 million was included in Current Accrued compensation on the Consolidated Balance Sheets.

5.
Receivables and Other Current Assets

Receivables

The Company had receivables of $301.0 million and $231.4 million outstanding as of June 30, 2023 and December 31, 2022, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$2,086	$2,503	$1,980	$2,508
Write-offs	(476)	(465)	(901)	(520)
Increase in provision	479	449	1,010	499
End of period	$2,089	$2,487	$2,089	$2,487

Other Current Assets

Major classes of other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$17,680	$21,062
Service receivables	207	414
Other current receivables	38,769	28,214
Total Other current assets	$56,656	$49,690

Service receivables contain receivables from Geneva Re, Ltd. Further information regarding related parties is detailed in Note 15, Related Parties. Other current receivables include insurance recoveries as described in Note 14, Commitments and Contingencies.

6.
Leases

The Company has non-cancelable operating leases with various terms through September 2039, primarily for office space.

The following table provides additional information about the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease costs
Operating lease costs	$9,246	$9,283	$17,652	$15,610
Finance lease costs	—	8	—	17
Short-term lease costs
Operating lease costs	163	83	401	279
Finance lease costs	—	3	—	5
Sublease income	(74)	(106)	(246)	(197)
Lease costs – net	$9,335	$9,271	$17,807	$15,714

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$15,902	$12,495
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			6,692	54,359
Weighted average discount rate (percent)
Operating leases			5.1%	4.5%
Finance leases			—	3.2%
Weighted average remaining lease term (years)
Operating leases			8.5	7.4
Finance leases			—	2.3

7.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	June 30, 2023	December 31, 2022
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00%, matures September 1, 2027	$1,567,739	$1,571,818
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	400,218	399,791
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees of 0.25%-0.50%, matures July 26, 2026	386	392
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.75%, expire May 1, 2024	6,084	—
Commercial notes, periodic interest and principal payments, 1.88%-2.49%, expired May 1, 2023	—	1,685
Commercial notes, periodic interest and principal payments, 2.49%, expired June 1, 2023	—	767
Commercial notes, periodic interest and principal payments, 2.74%, expired June 21, 2023	—	3,266
Finance lease obligation	—	57
Units subject to mandatory redemption	4,946	4,711
Total debt	$1,979,373	$1,982,487
Less: Short-term debt and current portion of long-term debt	(30,587)	(30,587)
Long-term debt	$1,948,786	$1,951,900

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of June 30, 2023, $1,604.6 million of the principal was outstanding, $0.4 million of interest was accrued, and the related unamortized deferred issuance costs were $37.3 million. As of December 31, 2022, $1,612.9 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $41.7 million.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of June 30, 2023 and December 31, 2022. As the Revolving Credit Facility had not been drawn on as of June 30, 2023 or December 31, 2022, the deferred issuance costs related to the facility of $5.2 million and $6.4 million, respectively, were included in Other non-current assets on the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25%-0.50%. As of June 30, 2023 and December 31, 2022, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

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

Senior Secured Notes due 2030

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. As of June 30, 2023 and December 31, 2022, the Company recognized unamortized deferred issuance costs and discount of $7.0 million and $7.5 million, respectively, and accrued $7.3 million of interest related to these notes as of both period ends.

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

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement, or, at the Company's election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to the Company an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC Common Units are immediately exchanged for Class A common stock as discussed in Note 9, Equity-Based Compensation.

Class X Common Stock

There were no shares of Class X common stock outstanding as of June 30, 2023 or December 31, 2022. The Company issued shares of Class X common stock to Onex as part of the Organizational Transactions, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. Shares of Class X common stock have no economic or voting rights.

Preferred Stock

There were no shares of preferred stock outstanding as of June 30, 2023 or December 31, 2022. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of June 30, 2023 and December 31, 2022, the Company owned 44.3% and 43.3%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 55.7% and 56.7%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 56.5% and 57.8% for the three months ended June 30, 2023 and 2022, respectively, and 56.7% and 57.7% for the six months ended June 30, 2023 and 2022, respectively.

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

Restricted Stock and Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock or Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Six Months Ended June 30, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,984,939	$21.15	3,238,597	$23.84
Granted	—	—	—	—
Vested	(544,771)	21.15	(1,756,753)	23.84
Forfeited	—	—	—	—
Unvested at end of period	1,440,168	$21.15	1,481,844	$23.84

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

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Six Months Ended June 30, 2023
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,771,624	$23.00	984,439	$34.64
Granted	—	—	825,571	41.01
Vested	(17,864)	22.66	(64,577)	34.51
Forfeited	(18,497)	22.42	(10,175)	34.39
Unvested at end of period	3,735,263	$23.01	1,735,258	$37.68

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

	Six Months Ended June 30, 2023
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

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Six Months Ended June 30, 2023
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,515,858	$25.06	145,527	$34.86
Granted	—	—	352,073	40.90
Vested	—	—	(41,064)	34.86
Forfeited	—	—	(301)	34.85
Unvested at end of period	1,515,858	$25.06	456,235	$39.52

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

	Six Months Ended June 30, 2023
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

Non-Employee Director Stock Grants

The Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company recognized

$0.3 million and $0.1 million of expense related to the Director Stock Grants during the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $1.6 million during the six months ended June 30, 2023 and 2022, respectively.

Equity-Based Compensation Expense

As of June 30, 2023, the unrecognized equity-based compensation costs related to each equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$5,788	1.0
IPO RSUs	47,524	4.2
Incentive RSUs	51,531	2.8
Reload Options	3,602	1.6
Staking Options	356	5.7
Incentive Options	1,292	2.6
Restricted Common Units	4,060	0.5
IPO RLUs	24,669	5.4
Incentive RLUs	15,200	2.4
Reload Class C Incentive Units	4,298	1.7
Staking Class C Incentive Units	14,771	4.9
Class C Incentive Units	8,474	4.8
Total unrecognized equity-based compensation expense	$181,565

The following table includes the equity-based compensation the Company recognized by expense type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of June 30, 2023 in the same view.

	Recognized		Unrecognized
	Three Months Ended	Six Months Ended	As of
	June 30, 2023	June 30, 2023	June 30, 2023
IPO awards
IPO RSUs and Staking Options	$4,261	$8,945	$47,880
IPO RLUs and Staking Class C Incentive Units	2,978	6,128	39,440
Incremental Restricted Stock and Reload Options	1,313	2,567	6,496
Incremental Restricted Common Units and Reload Class C Incentive Units	1,906	4,000	7,140
Pre-IPO incentive awards
Restricted Stock	747	1,498	2,894
Restricted Common Units	365	916	1,218
Post-IPO incentive awards
Incentive RSUs	5,023	8,659	51,531
Incentive RLUs	1,159	2,115	15,200
Incentive Options	125	243	1,292
Class C Incentive Units	515	864	8,474
Other expense
Director Stock Grants	257	593	N/A
Total equity-based compensation expense	$18,649	$36,528	$181,565

The Company recognized equity-based compensation expense of $19.8 million and $43.0 million for the three and six months ended June 30, 2022, respectively.

10.
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Ryan Specialty Holdings, Inc., by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$83,817	$70,120	$120,274	$88,196
Less: Net income attributable to non-controlling interests	53,739	45,619	77,036	56,784
Net income attributable to Ryan Specialty Holdings, Inc.	$30,078	$24,501	$43,238	$31,412
Numerator:
Net income attributable to Class A common shareholders	$30,078	$24,501	$43,238	$31,412
Add: Income attributed to substantively vested RSUs	406	387	541	372
Net income attributable to Class A common shareholders – basic	$30,484	$24,888	$43,779	$31,784
Add: Income attributed to dilutive shares	1,621	1,544	2,494	41,942
Net income attributable to Class A common shareholders – diluted	$32,105	$26,432	$46,273	$73,726
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	112,915,557	108,054,437	111,980,226	107,327,462
Add: Dilutive shares	10,930,098	12,150,465	11,704,872	157,090,008
Weighted-average shares of Class A common stock outstanding – diluted	123,845,655	120,204,902	123,685,098	264,417,470
Earnings per Share:
Earnings per share of Class A common stock – basic	$0.27	$0.23	$0.39	$0.30
Earnings per share of Class A common stock – diluted	$0.26	$0.22	$0.37	$0.28

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested Class C Incentive Units	495,822	300,000	495,822	300,000
Incentive Options	168,282	175,222	168,282	175,222
Conversion of vested Class C Incentive Units[1]	47,620	—	47,914	—
Conversion of non-controlling interest LLC Common Units[1]	143,835,472	144,495,397	143,626,828	—

1Weighted average units outstanding during the period.

11.
Derivatives

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. The fair value of the interest rate cap was $47.0 million and $45.9 million as of June 30, 2023 and December 31, 2022, respectively, and was included in Other non-current assets on the Consolidated Balance Sheets. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of June 30, 2023, the interest rate cap continued to be an effective hedge. As of June 30, 2023 and December 31, 2022, the balance of Accumulated other comprehensive income related to the interest rate cap was $26.3 million and $22.2 million, respectively.

The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument through Interest expense, net on the Consolidated

Statements of Income and Other comprehensive income (loss). Premium amortization of $1.7 million and $1.2 million was recognized during the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $1.2 million was recognized during the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, the $9.8 million and $0.9 million, respectively, changes in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). For the six months ended June 30, 2023 and 2022, the $1.1 million and $0.9 million, respectively, changes in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2023, $5.6 million and $10.0 million, respectively, related to payments received were reclassified out of Other comprehensive income (loss) into earnings as an offset to interest expense in Interest expense, net on the Consolidated Statements of Income. As of June 30, 2023, the Company expects $25.3 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months.

12.
Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the six months ended June 30, 2023, with the exception of Cash and cash equivalents of $47.0 million, the entire balance of the Tax Receivable Agreement liabilities of $326.8 million, and Deferred tax assets of $415.0 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2022, Cash and cash equivalents of $25.0 million, the entire balance of the Tax Receivable Agreement liabilities of $295.3 million, and Deferred tax assets of $396.8 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of June 30, 2023 and December 31, 2022 approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,965.7 million and $1,960.6 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 1 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt for the carrying values of the Company’s debt.

Derivative Instrument

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

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of June 30, 2023, the models used risk-free rates, expected volatility, and a credit spread of 5.2%, 20.6%, and 4.3%, respectively. As of December 31, 2022, the models used risk-free rates, expected volatility, and a credit spread of 4.6%, 22.5%, and 4.5%, respectively.

The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rates used to present value the cash payments as of June 30, 2023 and December 31, 2022 were 9.5% and 9.1%, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$47,029	$—	$—	$45,860	$—
Liabilities
Contingent consideration	—	—	25,290	—	—	29,251
Total assets and liabilities measured at fair value	$—	$47,029	$25,290	$—	$45,860	$29,251

Contingent consideration of $25.3 million and $21.8 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Contingent consideration of $7.5 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022.

Level 3 Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value, which consist of contingent consideration for both periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$22,924	$41,417	$29,251	$42,053
Total losses (gains) included in earnings	2,366	174	3,951	(462)
Settlements	—	(15,234)	(7,912)	(15,234)
Balance at end of period	$25,290	$26,357	$25,290	$26,357

During the six months ended June 30, 2023, $4.5 million of settlements of contingent consideration were presented in the financing section and $3.4 million of settlements were presented in the operating section of the Consolidated Statements of Cash Flows. During the six months ended June 30, 2022, $6.2 million of settlements of contingent consideration were presented in the financing section and $9.0 million of settlements were presented in the operating section of the Consolidated Statements of Cash Flows.

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

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a per claim retention amount of $5.0 million. The Company’s per claim retention amount increased from $2.5 million to $5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $9.8 million and $26.1 million were recorded for outstanding matters as of June 30, 2023 and December 31, 2022, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $4.1 million and $1.3 million in E&O expense for the three months ended June 30, 2023 and 2022, respectively, and $4.7 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses, including the cost of the replacement coverage (“Replacement Costs”), arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recorded an estimated loss contingency of $4.4 million and $23.1 million as of June 30, 2023 and December 31, 2022, respectively, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $22.6 million and $20.6 million was recorded as of June 30, 2023 and December 31, 2022, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022. No further expense was recognized during the three or six months ended June 30, 2023.

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

The Company holds a 47% interest in RIH and GRH holds a 53% interest in RIH. RIH has a 50% non-controlling interest in GRP, and the other 50% is owned by Nationwide Mutual Insurance Company (“Nationwide”). GRP wholly owns Geneva Re, Ltd (“Geneva Re”), a Bermuda-regulated reinsurance company, and GR Bermuda SAC Ltd (the “Segregated Account Company”). The Segregated Account Company has one segregated account, which is beneficially owned by a third-party insurance company (the “Third-party Insurer”). RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.

The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio. RIH has committed to contribute additional capital to GRP over the next several years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.2 million due from Geneva Re under this agreement as of June 30, 2023 and December 31, 2022.

Ryan Re Services Agreement with Geneva Re

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million for the three months ended June 30, 2023 and 2022, and $0.7 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $0.7 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively.

On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense and had a payable of $3.2 million due to Geneva Re as of June 30, 2023 related to this services agreement. The payable is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of aircraft of $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company’s effective tax rate from continuing operations was 12.20% and 13.74% for the three months ended June 30, 2023 and 2022, respectively, and 13.00% and 7.03% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 is different from the 21% statutory rate primarily as a result of the income attributable to the non-controlling interests. The effective tax rate for the three and six months ended June 30, 2022 is significantly different from the 21% statutory rate primarily as a result of the change in the state tax rates and nondeductible expenses.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2023, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets of $415.1 million and $396.8 million as of June 30, 2023 and December 31, 2022, respectively, and Deferred tax liabilities of $0.2 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively, on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the six months ended June 30, 2023 was primarily related to exchanges of LLC Common Units, which resulted in an increase to Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity.

As of June 30, 2023, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $326.8 million related to these benefits on the Consolidated Balance Sheets as of June 30, 2023. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	21,396	3,049	6,813	31,258
Accrued interest	—	—	216	216
Balance at June 30, 2023	$171,707	$88,065	$67,049	$326,821

During the six months ended June 30, 2023 and 2022, the TRA liabilities increased $31.3 million and $14.5 million, respectively, due to exchanges of LLC Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. Additionally, during the six months ended June 30, 2022, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.2 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.65%. The change was recognized in Other non-operating loss (income) on the Consolidated Statements of Income.

Other Comprehensive Income (Loss)

The tax expense (benefit) on the components of Other comprehensive income (loss) for the three and six months ended June 30, 2023 were de minimis and $0.1 million, respectively, for Foreign currency translation adjustments, $0.1 million and $0.2 million, respectively, for Change in share of equity method investment in related party other comprehensive income (loss), $1.9 million and $1.7 million, respectively, for Gain on interest rate cap, and $(0.6) million and $(1.1) million, respectively, for the (Gain) on interest rate cap reclassified to earnings. The tax expense (benefit) on the components of Other comprehensive income (loss) for the three and six months ended June 30, 2022 were $(0.4) million and $(0.6) million, respectively, for Foreign currency translation adjustments, and $(0.1) million and $(0.5) million, respectively, for Change in share of equity method investment in related party other comprehensive income (loss).

17.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company:

	Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest	$73,406	$32,050
Income taxes	5,098	5,179
Non-cash investing and financing activities:
Tax Receivable Agreement liabilities	$31,258	$14,491

18.
Subsequent Events

The Company has evaluated subsequent events through August 4, 2023 and has concluded that no events have occurred that require disclosure other than the events listed below.

On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc., a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC, a distributor of medical stop loss insurance, pharmacy solutions, and provider of complex claims management services on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration.

On July 3, 2023, the Company completed the acquisition of Socius Insurance Services, a national wholesale insurance broker headquartered in Northern California, for $251.9 million of cash consideration. Total consideration for this acquisition will also include $2.7 million of RYAN Class A common stock.

Each of these acquisitions will include contingent consideration in their final purchase price, however, the Company has not yet completed the valuation of the contingent considerations or the purchase price allocations to the acquired assets and liabilities as of the date of this filing.

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

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and six months ended June 30, 2023 and 2022 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of the LLC and are taxed at the prevailing corporate tax rates. We intend to cause the LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement. See “Liquidity and Capital Resources - Tax Receivable Agreement” for additional information about the TRA.

ACCELERATE 2025 Program

During the first quarter of 2023 we initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program will result in at least $65.0 million of cumulative one-time charges through 2024, funded through operating cash flow. Restructuring costs will primarily be included in General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses. The remaining costs will be incurred through Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program to generate annual savings of at least $35.0 million in 2025. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the restructuring plan in the first quarter of 2023. For the three months ended June 30, 2023, we incurred restructuring costs of $17.1 million. For the six months ended June 30, 2023, we incurred restructuring costs of $19.8 million, which represent cumulative costs since the inception of the plan. Of the cumulative $19.8 million in costs, $18.0 million was general and administrative with the remaining balance being workforce-related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

In May 2023 we announced the signing of a definitive agreement to acquire Socius Insurance Services, a national wholesale insurance broker headquartered in Northern California. This acquisition was completed in July 2023.

In June 2023 we announced the signing of a definitive agreement to acquire certain assets of Point6 Healthcare, LLC, a distributor of medical stop loss insurance, pharmacy solutions, and complex claims management on behalf of retail brokers and third-party administrators headquartered in Plano, Texas. This acquisition was completed in July 2023.

In June 2023 we announced the signing of a definitive agreement to acquire certain assets of ACE Benefit Partners, Inc., a medical stop loss general agent headquartered in Eagle, Idaho. This acquisition was completed in July 2023.

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

Other Non-Operating Loss (Income)

For the six months ended June 30, 2023, Other non-operating loss (income) included $0.2 million of sublease income offset by $0.2 million of TRA contractual interest. For the six months ended June 30, 2022, Other non-operating loss (income) included a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Tax Expense

Income tax expense includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interests

Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to “Note 8, Stockholders' Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2023	2022	$	%	2023	2022	$	%
Revenue
Net commissions and fees	$573,020	$490,227	$82,793	16.9%	$1,020,533	$876,908	$143,625	16.4%
Fiduciary investment income	12,129	1,065	11,064	NM	22,215	1,274	20,941	NM
Total revenue	$585,149	$491,292	$93,857	19.1%	$1,042,748	$878,182	$164,566	18.7%
Expenses
Compensation and benefits	352,360	310,058	42,302	13.6	660,082	584,331	75,751	13.0
General and administrative	81,608	48,495	33,113	68.3	133,307	90,860	42,447	46.7
Amortization	24,368	26,233	(1,865)	(7.1)	49,553	52,896	(3,343)	(6.3)
Depreciation	2,177	1,229	948	77.1	4,369	2,440	1,929	79.1
Change in contingent consideration	1,796	(251)	2,047	NM	2,510	(1,260)	3,770	NM
Total operating expenses	$462,309	$385,764	$76,545	19.8%	$849,821	$729,267	$120,554	16.5%
Operating income	$122,840	$105,528	$17,312	16.4%	$192,927	$148,915	$44,012	29.6%
Interest expense, net	28,881	24,846	4,035	16.2	58,349	46,598	11,751	25.2
Loss (income) from equity method investment in related party	(1,616)	16	(1,632)	NM	(3,611)	558	(4,169)	NM
Other non-operating loss (income)	108	(622)	730	NM	(30)	6,898	(6,928)	NM
Income before income taxes	$95,467	$81,288	$14,179	17.4%	$138,219	$94,861	$43,358	45.7%
Income tax expense	11,650	11,168	482	4.3	17,945	6,665	11,280	NM
Net income	$83,817	$70,120	$13,697	19.5%	$120,274	$88,196	$32,078	36.4%
GAAP financial measures
Revenue	$585,149	$491,292	$93,857	19.1%	$1,042,748	$878,182	$164,566	18.7%
Compensation and benefits	352,360	310,058	42,302	13.6	660,082	584,331	75,751	13.0
General and administrative	81,608	48,495	33,113	68.3	133,307	90,860	42,447	46.7
Net income	83,817	70,120	13,697	19.5	120,274	88,196	32,078	36.4
Compensation and benefits expense ratio (1)	60.2%	63.1%			63.3%	66.5%
General and administrative expense ratio (2)	13.9%	9.9%			12.8%	10.3%
Net income margin (3)	14.3%	14.3%			11.5%	10.0%
Earnings per share (4)	$0.27	$0.23			$0.39	$0.30
Diluted earnings per share (4)	$0.26	$0.22			$0.37	$0.28
Non-GAAP financial measures*
Organic revenue growth rate	16.1%	22.3%			14.6%	21.3%
Adjusted compensation and benefits expense	$329,641	$280,827	$48,814	17.4%	$615,526	$522,157	$93,369	17.9%
Adjusted compensation and benefits expense ratio	56.3%	57.2%			59.0%	59.5%
Adjusted general and administrative expense	$61,347	$44,390	$16,957	38.2%	$108,046	$82,690	$25,356	30.7%
Adjusted general and administrative expense ratio	10.5%	9.0%			10.4%	9.4%
Adjusted EBITDAC	$194,161	$166,075	$28,086	16.9%	$319,176	$273,335	$45,841	16.8%
Adjusted EBITDAC margin	33.2%	33.8%			30.6%	31.1%
Adjusted net income	$123,727	$106,449	$17,278	16.2%	$195,512	$171,214	$24,298	14.2%
Adjusted net income margin	21.1%	21.7%			18.7%	19.5%
Adjusted diluted earnings per share	$0.45	$0.39			$0.72	$0.63

NM represents “Not Meaningful”.

(1) Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.

(2) General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3) Net income margin is defined as Net income divided by Total revenue.

(4) See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

Net Commissions and Fees

Net commissions and fees increased by $82.8 million, or 16.9%, from $490.2 million to $573.0 million for the three months ended June 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$78.9 million, or 16.1%, of the period-over-period change in Net commissions and fees was due to organic revenue growth. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions which were completed within 12 months of the end of the second quarter of 2023, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. The largest growth factor in the quarter was our property portfolio across our three Specialties, driven by an increase in the pricing for property insurance as well as an increase in the flow of property risks into the E&S market. We also experienced growth across the majority of our casualty lines. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the quarter;
•
$6.1 million, or 1.2%, of the period-over-period change in our Net commissions and fees was due to the acquisition of Griffin Underwriting Services and Centurion Liability Insurance Services, LLC, both of which were completed within 12 months of June 30, 2023; and
•
$(2.2) million, or (0.4)%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Three Months Ended June 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$381,616	66.6%	$329,225	67.2%	$52,391	15.9%
Binding Authorities	69,775	12.2	59,751	12.2	10,024	16.8
Underwriting Management	121,629	21.2	101,251	20.6	20,378	20.1
Total net commissions and fees	$573,020		$490,227		$82,793	16.9%

Wholesale Brokerage net commissions and fees increased by $52.4 million, or 15.9%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin and Centurion acquisitions.

Binding Authority net commissions and fees increased by $10.0 million, or 16.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $20.4 million, or 20.1%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended June 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$557,648	97.3%	$468,413	95.6%	$89,235	19.1%
Supplemental and contingent commissions	7,965	1.4	13,953	2.8	(5,988)	(42.9)
Loss mitigation and other fees	7,407	1.3	7,861	1.6	(454)	(5.8)
Total net commissions and fees	$573,020		$490,227		$82,793	16.9%

Net commissions and policy fees grew 19.1%, slightly higher than the overall net commissions and fee revenue growth of 16.9%, for the three months ended June 30, 2023 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions declined 42.9% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees declined 5.8% period-over-period primarily due to a decline in loss mitigation fees due to a slow down in M&A transaction volumes.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $42.3 million, or 13.6%, from $310.1 million to $352.4 million for the three months ended June 30, 2023 compared to the same period in 2022. The following were the principal drivers of this increase:

•
Commissions increased $27.6 million, or 18.0%, period-over-period, driven by the 16.9% increase in Net commissions and fees;
•
An increase of $24.8 million was driven by (i) the addition of 432 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,122 full-time employees as of June 30, 2023 from 3,690 as of June 30, 2022;
•
This $52.4 million increase was partially offset by a $6.5 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and a $3.6 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 2.9% from 63.1% to 60.2% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $33.1 million, or 68.3%, from $48.5 million to $81.6 million for the three months ended June 30, 2023 as compared to the same period in the prior year. The main drivers of this increase were:

•
$14.0 million of increased restructuring and related expense associated with the ACCELERATE 2025 program;
•
$7.5 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$3.5 million of increased travel and entertainment expense compared to the same period in 2022, which was the result of business travel returning to a normalized level;

•
$2.6 million of increased acquisition-related expense associated with recent and prospective acquisitions;
•
The remaining increase of $5.5 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 4.0% from 9.9% to 13.9% period-over-period.

Amortization

Amortization expense decreased by $1.9 million, or 7.1%, from $26.2 million to $24.4 million for the three months ended June 30, 2023 compared to the same period in the prior year. The main driver for the decrease was the full amortization of certain previously acquired intangible assets. Our intangible assets decreased by $30.9 million when comparing the balance as of June 30, 2023 to the balance as of June 30, 2022.

Interest Expense, Net

Interest expense, net increased $4.0 million, or 16.2%, from $24.8 million to $28.9 million for the three months ended June 30, 2023 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the three months ended June 30, 2023 was an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2023 we expect to incur approximately $7.0 million of interest expense related to the cap. For the three months ended June 30, 2023, the net reduction to Interest expense, net related to the cap was $3.9 million.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $0.7 million to a loss of $0.1 million for the three months ended June 30, 2023 as compared to income of $0.6 million in the same period in the prior year. For the three months ended June 30, 2023, Other non-operating loss (income) consisted of $0.1 million of sublease income offset by $0.2 million of TRA contractual interest. For the three months ended June 30, 2022 Other non-operating loss (income) includes a $(0.5) million change in the TRA liability caused by an update in our blended state tax rate.

Income Before Income Taxes

Income before income taxes increased $14.2 million from $81.3 million to $95.5 million for the three months ended June 30, 2023 compared to the same period in the prior year as a result of the factors described above.

Income Tax Expense

Income tax expense increased $0.5 million from $11.2 million to $11.7 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily as a result of an increase in income allocated to Ryan Specialty Holdings, Inc.

Net Income

Net income increased $13.7 million from $70.1 million to $83.8 million for the three months ended June 30, 2023 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

Net Commissions and Fees

Net commissions and fees increased by $143.6 million, or 16.4%, from $876.9 million to $1,020.5 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$128.7 million, or 14.7%, of the period-over-period change in Net commissions and fees was due to organic revenue growth. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions which were completed within 12 months of the end of the second quarter of 2023, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. The largest growth factor in the period was our property portfolio across our three Specialties, driven by an increase in the pricing for property insurance as well as an increase in the flow of property risks into the E&S market. We also experienced growth across the majority of our casualty lines. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the quarter;
•
$12.2 million, or 1.4%, of the period-over-period change in our Net commissions and fees was due to the acquisitions of Griffin Underwriting Services and Centurion Liability Insurance Services, LLC, both of which were completed within 12 months of June 30, 2023; and
•
$2.7 million, or 0.3%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Six Months Ended June 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$667,466	65.4%	$574,051	65.5%	$93,415	16.3%
Binding Authorities	139,301	13.7	122,744	14.0	16,557	13.5
Underwriting Management	213,766	20.9	180,113	20.5	33,653	18.7
Total Net commissions and fees	$1,020,533		$876,908		$143,625	16.4%

Wholesale Brokerage net commissions and fees increased by $93.4 million, or 16.3%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin and Centurion acquisitions.

Binding Authority net commissions and fees increased by $16.6 million, or 13.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $33.7 million, or 18.7%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

The following table sets forth our revenue by type of commission and fees:

	Six Months Ended June 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$970,797	95.1%	$827,479	94.4%	$143,318	17.3%
Supplemental and contingent commissions	34,296	3.4	34,051	3.9	245	0.7
Loss mitigation and other fees	15,440	1.5	15,378	1.7	62	0.4
Total net commissions and fees	$1,020,533		$876,908		$143,625	16.4%

Net commissions and policy fees grew 17.3%, slightly higher than the overall net commissions and fee revenue growth of 16.4%, for the six months ended June 30, 2023 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 0.7% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 0.4% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions in 2023 partially offset by a slow down in M&A transaction volumes.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $75.8 million, or 13.0%, from $584.3 million to $660.1 million for the six months ended June 30, 2023 compared to the same period in 2022. The following were the principal drivers of this increase:

•
Commissions increased $46.7 million, or 17.3%, period-over-period, driven by the 16.4% increase in Net commissions and fees;
•
An increase of $51.5 million was driven by (i) the addition of 432 employees compared to the same period prior in the year, and (ii) growth in the business. Overall headcount increased to 4,122 full-time employees as of June 30, 2023 from 3,690 as of June 30, 2022;
•
This $98.2 million increase was partially offset by a $13.6 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and an $8.8 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 3.2% from 66.5% to 63.3% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $42.4 million, or 46.7%, from $90.9 million to $133.3 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The main drivers of this increase were:

•
$13.9 million of increased restructuring and related expense associated with the ACCELERATE 2025 program;
•
$8.1 million of increased travel and entertainment expense compared to the same period in 2022 which was the result of business travel returning to a normalized level;
•
$7.9 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$4.4 million of increased acquisition-related expense associated with recent and prospective acquisitions;
•
The remaining increase of $8.1 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 2.5% from 10.3% to 12.8% period-over-period.

Amortization

Amortization expense decreased by $3.3 million, or 6.3%, from $52.9 million to $49.6 million for the six months ended June 30, 2023 compared to the same period in the prior year. The main driver for the decrease was the full amortization of certain previously acquired intangible assets. Our intangible assets decreased by $30.9 million when comparing the balance as of June 30, 2023 to the balance as of June 30, 2022.

Interest Expense, Net

Interest expense, net increased $11.8 million, or 25.2%, from $46.6 million to $58.3 million for the six months ended June 30, 2023 compared to the same period in the prior year. The main drivers of the change in Interest expense, net for the six months ended June 30, 2023 were the issuance of $400.0 million of Senior Secured Notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2023 we expect to incur approximately $7.0 million of interest expense related to the cap. For the six months ended June 30, 2023, the net reduction to Interest expense, net related to the cap was $6.5 million.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $6.9 million to de minimis income for the six months ended June 30, 2023 as compared to a loss of $6.9 million in the same period in the prior year. For the six months ended June 30, 2023 Other non-operating loss (income) included $0.2 million of sublease income offset by $0.2 million of TRA contractual interest. For the six months ended June 30, 2022 Other non-operating loss (income) included a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rate.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $43.4 million from $94.9 million to $138.2 million for the six months ended June 30, 2023 compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $11.2 million from $6.7 million to $17.9 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily as a result of recording a $9.8 million income tax benefit in the prior period related to an increase in the blended state tax rate.

Net Income

Net income increased $32.1 million from $88.2 million to $120.3 million for the six months ended June 30, 2023 compared to the same period in the prior year as a result of the factors described above.

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

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue growth rate (GAAP) (1)	19.1%	26.0%	18.7%	25.2%
Less: Mergers and acquisitions (2)	(1.2)	(2.8)	(1.4)	(3.1)
Change in other (3)	(1.8)	(0.9)	(2.7)	(0.8)
Organic revenue growth rate (Non-GAAP)	16.1%	22.3%	14.6%	21.3%

(1) For the three months ended June 30, 2023, June 30, 2023 revenue of $585.1 million less June 30, 2022 revenue of $491.3 million is a $93.8 million period-over-period change. The change, $93.8 million, divided by the June 30, 2022 revenue of $491.3 million, is a total revenue change of 19.1%. For the three months ended June 30, 2022, June 30, 2022 revenue of $491.3 million less June 30, 2021 revenue of $390.0 million is a $101.3 million period-over-period change. The change, $101.3 million, divided by the June 30, 2021 revenue of $390.0 million, is a total revenue change of 26.0%. For the six months ended June 30, 2023, June 30, 2023 revenue of $1,042.7 million less June 30, 2022 revenue of $878.2 million is a $164.5 million period-over-period change. The change, $164.5 million, divided by the June 30, 2022 revenue of $878.2 million, is a total revenue change of 18.7%. For the six months ended June 30, 2022, June 30, 2022 revenue of $878.2 million less June 30, 2021 revenue of $701.5 million is a $176.7 million period-over-period change. The change, $176.7 million, divided by the June 30, 2021 revenue of $701.5 million, is a total revenue change of 25.2%. See “Comparison of the Three Months Ended June 30, 2023 and 2022” and “Comparison of the Six Months Ended June 30, 2023 and 2022” for further details.

(2) The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended June 30, 2023 and 2022 was $6.1 million and $11.0 million, respectively. The total adjustment for the six months ended June 30, 2023 and 2022 was $12.2 million and $21.6 million, respectively.

(3) The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended June 30, 2023 and 2022 was $8.8 million and $3.7 million, respectively. The total adjustment for the six months ended June 30, 2023 and 2022 was $23.6 million and $6.0 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$585,149	$491,292	$1,042,748	$878,182
Compensation and benefits expense	$352,360	$310,058	$660,082	$584,331
Acquisition-related expense	(769)	(43)	(1,785)	(101)
Acquisition related long-term incentive compensation	(574)	(7,101)	(1,152)	(14,798)
Restructuring and related expense	(1,139)	(547)	(1,869)	(705)
Amortization and expense related to discontinued prepaid incentives	(1,588)	(1,760)	(3,222)	(3,542)
Equity-based compensation	(8,191)	(5,676)	(14,826)	(12,480)
Initial public offering related expense	(10,458)	(14,104)	(21,702)	(30,548)
Adjusted compensation and benefits expense (1)	$329,641	$280,827	$615,526	$522,157
Compensation and benefits expense ratio	60.2%	63.1%	63.3%	66.5%
Adjusted compensation and benefits expense ratio	56.3%	57.2%	59.0%	59.5%

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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$585,149	$491,292	$1,042,748	$878,182
General and administrative expense	$81,608	$48,495	$133,307	$90,860
Acquisition-related expense	(4,232)	(1,600)	(6,406)	(2,051)
Restructuring and related expense	(16,029)	(2,027)	(18,855)	(4,993)
Initial public offering related expense	—	(478)	—	(1,126)
Adjusted general and administrative expense (1)	$61,347	$44,390	$108,046	$82,690
General and administrative expense ratio	13.9%	9.9%	12.8%	10.3%
Adjusted general and administrative expense ratio	10.5%	9.0%	10.4%	9.4%

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. In 2023, Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. In 2022, Restructuring and related expense represented costs associated with the 2020 restructuring plan. Amortization and expense consists of charges related to discontinued prepaid incentive programs. For the three months ended June 30, 2023, Other non-operating loss (income) consisted of $0.1 million of sublease income offset by $0.2 million of TRA contractual interest. For the three months ended June 30, 2022, Other non-operating loss (income) includes a $(0.5) million change in the TRA liability caused by an update in our blended state tax rates. For the six months ended June 30, 2023, Other non-operating loss (income) included $0.2 million of sublease income offset by $0.2 million of TRA contractual interest. For the six months ended June 30, 2022, Other non-operating loss (income) included a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include general and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services and compensation-related expense primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.

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

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$585,149	$491,292	$1,042,748	$878,182
Net income	$83,817	$70,120	$120,274	$88,196
Interest expense, net	28,881	24,846	58,349	46,598
Income tax expense	11,650	11,168	17,945	6,665
Depreciation	2,177	1,229	4,369	2,440
Amortization	24,368	26,233	49,553	52,896
Change in contingent consideration	1,796	(251)	2,510	(1,260)
EBITDAC	$152,689	$133,345	$253,000	$195,535
Acquisition-related expense	5,001	1,643	8,191	2,152
Acquisition related long-term incentive compensation	574	7,101	1,152	14,798
Restructuring and related expense	17,168	2,574	20,724	5,698
Amortization and expense related to discontinued prepaid incentives	1,588	1,760	3,222	3,542
Other non-operating loss (income)	108	(622)	(30)	6,898
Equity-based compensation	8,191	5,676	14,826	12,480
IPO related expenses	10,458	14,582	21,702	31,674
(Income) / loss from equity method investments in related party	(1,616)	16	(3,611)	558
Adjusted EBITDAC	$194,161	$166,075	$319,176	$273,335
Net income margin	14.3%	14.3%	11.5%	10.0%
Adjusted EBITDAC margin	33.2%	33.8%	30.6%	31.1%

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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$585,149	$491,292	$1,042,748	$878,182
Net income	$83,817	$70,120	$120,274	$88,196
Income tax expense	11,650	11,168	17,945	6,665
Amortization	24,368	26,233	49,553	52,896
Amortization of deferred debt issuance costs (1)	3,041	3,173	6,080	5,984
Change in contingent consideration	1,796	(251)	2,510	(1,260)
Acquisition-related expense	5,001	1,643	8,191	2,152
Acquisition related long-term incentive compensation	574	7,101	1,152	14,798
Restructuring and related expense	17,168	2,574	20,724	5,698
Amortization and expense related to discontinued prepaid incentives	1,588	1,760	3,222	3,542
Other non-operating loss (income)	108	(622)	(30)	6,898
Equity-based compensation	8,191	5,676	14,826	12,480
IPO related expenses	10,458	14,582	21,702	31,674
(Income) / loss from equity method investments in related party	(1,616)	16	(3,611)	558
Adjusted income before income taxes (2)	$166,144	$143,173	$262,538	$230,281
Adjusted tax expense (3)	(42,417)	(36,724)	(67,026)	(59,067)
Adjusted net income	$123,727	$106,449	$195,512	$171,214
Net income margin	14.3%	14.3%	11.5%	10.0%
Adjusted net income margin	21.1%	21.7%	18.7%	19.5%

(1) Interest expense, net includes amortization of deferred debt issuance costs.

(2) Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.

(3) The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and six months ended June 30, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three and six months ended June 30, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share of Class A common stock – diluted	$0.26	$0.22	$0.37	$0.28
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.02)	(0.02)	(0.02)	(0.16)
Plus: Impact of all LLC Common Units Exchanged for Class A shares (2)	0.07	0.06	0.10	0.21
Plus: Adjustments to Adjusted net income (3)	0.15	0.14	0.28	0.32
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	(0.01)	(0.02)
Adjusted diluted earnings per share	$0.45	$0.39	$0.72	$0.63

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	123,846	120,205	123,685	264,417
Plus: Impact of all LLC Common Units Exchanged for Class A shares (2)	143,835	144,495	143,627	—
Plus: Dilutive impact of unvested equity awards (4)	4,252	5,090	4,546	5,386
Adjusted diluted earnings per share diluted share count	271,933	269,791	271,857	269,804

(1) Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended June 30, 2023 and 2022, this removes $2.0 million and $1.9 million of Net income, respectively, on 123.8 million and 120.2 million weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2023 and 2022, this removes $3.0 million and $42.3 million of Net income, respectively, on 123.7 million and 264.4 million weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(2) For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. For the three months ended June 30, 2023 and 2022, this includes $53.7 million and $45.6 million of Net income, respectively, on 267.7 million and 264.7 million weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2023 and 2022, this includes $77.0 million and $56.8 million of Net income, respectively, on 267.3 million and 264.4 million weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2022, 144.0 million weighted average outstanding LLC Common Units were considered dilutive and included in the 264.4 million Weighted-average shares outstanding within Diluted EPS. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(3) Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin” on 267.7 million and 264.7 million weighted-average shares of Class A common stock outstanding - diluted for the three months ended June 30, 2023 and 2022, respectively, and on 267.3 million and 264.4 million shares of Class A common stock outstanding - diluted for the six months ended June 30, 2023 and 2022, respectively.

(4) For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended June 30, 2023 and 2022, 4.3 million and 5.1 million shares were added to the calculation, respectively, and for the six months ended June 30, 2023 and 2022, 4.5 million and 5.4 million shares were added to the calculation, respectively.

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

Cash and cash equivalents on the Consolidated Balance Sheets include funds available for general corporate purposes. Fiduciary cash and receivables cannot be used for general corporate purposes. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity and the obligation to remit these funds are recorded as Fiduciary liabilities on the Consolidated Balance Sheets. We recognize fiduciary amounts due to others as Fiduciary liabilities and fiduciary amounts collectible and held on behalf of others, including insurance carriers, other insurance intermediaries, surplus lines taxing authorities, clients, and insurance policy holders, as Fiduciary cash and receivables on the Consolidated Balance Sheets.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $987.1 million and $811.0 million as of June 30, 2023 and 2022, respectively, and fiduciary receivables of $2,340.6 million and $2,006.8 million as of June 30, 2023 and 2022, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $965.9 million of Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2023, $74.8 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of June 30, 2023, the interest rate on the Term Loan was 3.00% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of June 30, 2023, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the six months ended June 30, 2023.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of June 30, 2023 will be $326.8 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	21,396	3,049	6,813	31,258
Accrued interest	-	-	216	216
Balance at June 30, 2023	$171,707	$88,065	$67,049	$326,821

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of June 30, 2023 were $384.5 million consisting of (i) Exchange Tax Attributes of $202.0 million, (ii) Pre-IPO M&A Tax Attributes of $103.6 million, and (iii) TRA Payment Tax Attributes of $78.9 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Six Months Ended June 30, 2023 and 2022

Cash and cash equivalents increased $99.3 million from $866.7 million at June 30, 2022 to $966.0 million at June 30, 2023. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Cash flows from operating activities for the six months ended June 30, 2023 were $144.8 million, a decrease of $19.9 million compared to the six months ended June 30, 2022. Net income increased $32.1 million and Deferred income tax expense (benefit) increased $18.7 million, both increasing cash flows from operating activities during the six months ended June 30, 2023 compared with the same period in the prior year. This was offset by a $33.8 million increase in the change in Commissions and fees receivable - net associated with revenue growth, a $14.0 million decline in Prepaid and deferred compensation expense associated with the payoff of the All Risks LTIP plan in 2022 and the discontinuation of the prepaid incentive program, a $7.0 million decline in Loss on Tax Receivable Agreement associated with a change in state tax rates in 2022, and a $6.5 million decline in Non-cash equity-based compensation associated with declining IPO related expenses.

Cash Flows From Investing Activities

Cash flows used for investing activities during the six months ended June 30, 2023 were $109.3 million, an increase of $102.5 million compared to the $6.8 million of cash flows used for investing activities during the six months ended June 30, 2022. The main driver of the cash flows used for investing activities in the six months ended June 30, 2023 was $103.9 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity related to the Griffin acquisition and $5.4 million of Capital expenditures, compared to $6.8 million of capital expenditures for the six months ended June 30, 2022.

Cash Flows From Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2023 were $150.8 million, a decrease of $228.9 million compared to cash flows provided by financing activities of $379.8 million during the six months ended June 30, 2022. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2023 were the Net change in fiduciary liabilities of $198.1 million offset by Tax distributions to LLC Unitholders of $34.5 million, Repayment of term debt of $8.3 million, and Payment of contingent consideration of $4.5 million. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2022 were the Bond issuance of $394.0 million and a Net change in fiduciary liabilities of $54.4 million offset by Tax distributions to LLC Unitholders of $26.2 million, Payment of interest rate cap premium of $25.5 million, Repayment of term debt of $8.3 million, Payment of contingent consideration of $6.2 million, and Debt issuance costs paid of $2.4 million.

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

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of June 30, 2023, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	June 30, 2023
Current accrued compensation	$—
Non-current accrued compensation	1,235
Total liability	$1,235
Projected future expense	5,727
Total projected future cash outflows	$6,962

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	—
2026	6,672
Thereafter	$290

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of June 30, 2023, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	June 30, 2023
Current accounts payable and accrued liabilities	$—
Other non-current liabilities	25,290
Total liability	$25,290
Projected future expense	4,505
Total projected future cash outflows	$29,795

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	29,795
2026	—
Thereafter	$—

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

Foreign Currency Risk

For the six months ended June 30, 2023, approximately 2% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of June 30, 2023, we had $1,604.6 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of June 30, 2023 and December 31, 2022, as determined based upon information available.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and in our Form 10-Q for the quarter ended March 31, 2023 which were filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 1, 2023, Ryan Specialty Holdings, Inc., issued 2,175 shares of Class A Common Stock in a private placement transaction to the Estate of Andrew J. McKenna, a former director of the Company who passed away on February 7, 2023. The issuance represents the pro rata equity compensation that Mr. McKenna earned for his service on the Board from the 2022 Annual Meeting of Stockholders through the date of his passing and was undertaken in reliance on the exemption from registration set forth in section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: August 3, 2023	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)