Form 10-Q
period 2023-09-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2023-11-03
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On October 31, 2023, the Registrant had 260,250,593 shares of common stock outstanding, consisting of 118,299,258 shares of Class A common stock, $0.001 par value, and 141,951,335 shares of Class B common stock, $0.001 par value.

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

•
“LLC Common Units”: Non-voting common interest units initially of the LLC on and prior to September 30, 2021 and then subsequently of New LLC or LLC, as the context requires.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Net commissions and fees	$487,345	$407,551	$1,507,878	$1,284,459
Fiduciary investment income	14,593	4,445	36,808	5,719
Total revenue	$501,938	$411,996	$1,544,686	$1,290,178
EXPENSES
Compensation and benefits	329,212	274,108	989,294	858,439
General and administrative	69,288	48,991	202,595	139,851
Amortization	29,572	25,667	79,125	78,563
Depreciation	2,201	1,463	6,570	3,903
Change in contingent consideration	1,848	423	4,358	(837)
Total operating expenses	$432,121	$350,652	$1,281,942	$1,079,919
OPERATING INCOME	$69,817	$61,344	$262,744	$210,259
Interest expense, net	31,491	28,864	89,840	75,462
Loss (income) from equity method investment in related party	(2,271)	(144)	(5,882)	414
Other non-operating loss (income)	67	(66)	37	6,832
INCOME BEFORE INCOME TAXES	$40,530	$32,690	$178,749	$127,551
Income tax expense	24,827	3,411	42,772	10,076
NET INCOME	$15,703	$29,279	$135,977	$117,475
Net income attributable to non-controlling interests, net of tax	20,750	17,534	97,786	74,318
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(5,047)	$11,745	$38,191	$43,157
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$(0.04)	$0.11	$0.34	$0.40
Diluted	$(0.04)	$0.09	$0.34	$0.37
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	115,872,327	109,428,073	113,291,850	108,035,360
Diluted	115,872,327	266,352,389	124,883,523	265,070,739

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$15,703	$29,279	$135,977	$117,475
Net income attributable to non-controlling interests, net of tax	20,750	17,534	97,786	74,318
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(5,047)	$11,745	$38,191	$43,157
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	2,760	7,596	7,628	7,723
(Gain) on interest rate cap reclassified to earnings	(2,215)	—	(5,518)	—
Foreign currency translation adjustments	(567)	(1,752)	(179)	(2,996)
Change in share of equity method investment in related party other comprehensive income (loss)	(267)	(218)	270	(2,074)
Total other comprehensive income (loss), net of tax	$(289)	$5,626	$2,201	$2,653
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(5,336)	$17,371	$40,392	$45,810

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$754,370	$992,723
Commissions and fees receivable – net	238,827	231,423
Fiduciary cash and receivables	2,521,021	2,611,647
Prepaid incentives – net	9,577	8,584
Other current assets	62,629	49,690
Total current assets	$3,586,424	$3,894,067
NON-CURRENT ASSETS
Goodwill	1,581,759	1,314,984
Other intangible assets	591,879	486,444
Prepaid incentives – net	16,585	20,792
Equity method investment in related party	45,272	38,514
Property and equipment – net	32,208	31,271
Lease right-of-use assets	131,833	143,870
Deferred tax assets	383,094	396,814
Other non-current assets	56,808	56,987
Total non-current assets	$2,839,438	$2,489,676
TOTAL ASSETS	$6,425,862	$6,383,743
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	114,952	119,022
Accrued compensation	273,417	350,369
Operating lease liabilities	19,922	22,744
Tax Receivable Agreement liabilities	16,959	—
Short-term debt and current portion of long-term debt	35,566	30,587
Fiduciary liabilities	2,521,021	2,611,647
Total current liabilities	$2,981,837	$3,134,369
NON-CURRENT LIABILITIES
Accrued compensation	21,999	10,048
Operating lease liabilities	156,983	151,944
Long-term debt	1,945,495	1,951,900
Deferred tax liabilities	126	562
Tax Receivable Agreement liabilities	342,115	295,347
Other non-current liabilities	36,066	21,761
Total non-current liabilities	$2,502,784	$2,431,562
TOTAL LIABILITIES	$5,484,621	$5,565,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 118,222,528 and 112,437,825 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	118	112
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 142,026,335 and 147,214,275 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	141	147
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at September 30, 2023 and December 31, 2022)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Additional paid-in capital	442,304	418,123
Retained earnings	92,179	53,988
Accumulated other comprehensive income	8,236	6,035
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$542,978	$478,405
Non-controlling interests	398,263	339,407
Total stockholders' equity	$941,241	$817,812
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,425,862	$6,383,743

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,977	$117,475
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (income) from equity method investment in related party	(5,882)	414
Amortization	79,125	78,563
Depreciation	6,570	3,903
Prepaid and deferred compensation expense	8,882	27,256
Non-cash equity-based compensation	54,136	61,084
Amortization of deferred debt issuance costs	9,125	9,017
Amortization of interest rate cap premium	5,216	2,898
Deferred income tax expense	11,745	4,597
Deferred income tax expense from reorganization	20,679	—
Loss on Tax Receivable Agreement	478	7,173
Change (net of acquisitions) in:
Commissions and fees receivable – net	3,875	24,341
Accrued interest liability	(4,293)	3,016
Other current assets and accrued liabilities	(98,213)	(192,752)
Other non-current assets and accrued liabilities	22,915	3,999
Total cash flows provided by operating activities	$250,335	$150,984
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,013)	(12,026)
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(366,149)	—
Repayments of prepaid incentives	228	337
Total cash flows used for investing activities	$(381,934)	$(11,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	394,000
Payment of interest rate cap premium	—	(25,500)
Repayment of term debt	(12,375)	(12,375)
Debt issuance costs paid	—	(2,369)
Finance lease and other costs paid	—	(27)
Payment of contingent consideration	(4,477)	(6,241)
Tax distributions to LLC Unitholders	(52,633)	(32,678)
Receipt of taxes related to net share settlement of equity awards	7,786	7,132
Taxes paid related to net share settlement of equity awards	(7,091)	(6,832)
Net change in fiduciary liabilities	36,832	(54,775)
Total cash flows (used for) provided by financing activities	$(31,958)	$260,335
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash held in a fiduciary capacity	(828)	(1,274)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY	$(164,385)	$398,356
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,767,385	1,139,661
CASH, CASH EQUIVALENTS, AND CASH HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,603,000	$1,538,017
Reconciliation of cash, cash equivalents, and cash held in a fiduciary capacity
Cash and cash equivalents	754,370	833,135
Cash held in a fiduciary capacity	848,630	704,882
Total cash, cash equivalents, and cash held in a fiduciary capacity	$1,603,000	$1,538,017

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance at January 1, 2023	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared – members' tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598
Net income	—	—	—	—	—	30,078	—	53,739	83,817
Issuance of common stock	104,196	—	21,006	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,871,084	2	(1,871,084)	(2)	3,474	—	—	(3,474)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	449	—	—	—	449
Distributions declared – members' tax	—	—	—	—	—	—	—	(21,992)	(21,992)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	323	545	868
Gain on interest rate cap, net	—	—	—	—	—	—	3,816	6,434	10,250
Foreign currency translation adjustments	—	—	—	—	—	—	103	176	279
Equity-based compensation	—	—	—	—	12,104	—	—	6,545	18,649
Balance at June 30, 2023	115,208,931	$115	144,571,839	$144	$452,925	$97,226	$8,525	$384,983	$943,918
Net income (loss)	—	—	—	—	—	(5,047)	—	20,750	15,703
Issuance of common stock	426,647	—	41,446	—	2,694	—	—	—	2,694
Exchange of LLC equity for common stock	2,586,950	3	(2,586,950)	(3)	4,804	—	—	(4,804)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(32,970)	—	—	13,136	(19,834)
Distributions declared – members' tax	—	—	—	—	—	—	—	(18,104)	(18,104)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(267)	(405)	(672)
Gain on interest rate cap, net	—	—	—	—	—	—	545	829	1,374
Foreign currency translation adjustments	—	—	—	—	(17)	—	(567)	(862)	(1,446)
Equity-based compensation	—	—	—	—	14,868	—	—	2,740	17,608
Balance at September 30, 2023	118,222,528	$118	142,026,335	$141	$442,304	$92,179	$8,236	$398,263	$941,241

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at January 1, 2022	109,894,548	$110	149,162,107	$149	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	6,911	—	11,165	18,076
Issuance of common stock	91,743	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	77,261	—	(77,261)	—	47	—	—	(47)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC Interest ownership changes	—	—	—	—	(704)	—	—	—	(704)
Distributions declared – members' tax	—	—	—	—	—	—	—	(7,543)	(7,543)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(1,302)	(1,748)	(3,050)
Foreign currency translation adjustments	—	—	—	—	—	—	(58)	(707)	(765)
Equity-based compensation	—	—	—	—	23,225	—	—	23	23,248
Balance at March 31, 2022	110,063,552	$110	149,084,846	$149	$371,433	$(153)	$354	$252,146	$624,039
Net income	—	—	—	—	—	24,501	—	45,619	70,120
Issuance of common stock	60,511	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,094,603	1	(1,094,603)	(1)	1,998	—	—	(1,998)	—
Forfeiture of common stock	(12,554)	—	—	—	—	—	—	—	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(319)	—	—	—	(319)
Distributions declared – members' tax	—	—	—	—	—	—	—	(7,610)	(7,610)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(554)	(733)	(1,287)
Gain on interest rate cap, net	—	—	—	—	—	—	127	169	296
Foreign currency translation adjustments	—	—	—	—	—	—	(1,186)	(2,319)	(3,505)
Equity-based compensation	—	—	—	—	12,796	—	—	6,984	19,780
Balance at June 30, 2022	111,206,112	$111	147,990,243	$148	$385,908	$24,348	$(1,259)	$292,258	$701,514
Net income	—	—	—	—	—	11,745	—	17,534	29,279
Issuance of common stock	401,463	—	17,856	—	—	—	—	—	—
Exchange of LLC equity for common stock	617,599	1	(617,599)	(1)	3,171	—	—	(3,171)	—
Forfeiture of common stock	(12,521)	—	—	—	—	—	—	—	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(450)	—	—	—	(450)
Distributions declared – members' tax	—	—	—	—	—	—	—	(6,370)	(6,370)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(218)	(1,218)	(1,436)
Gain on interest rate cap, net	—	—	—	—	—	—	7,596	13,384	20,980
Foreign currency translation adjustments	—	—	—	—	—	—	(1,752)	(2,297)	(4,049)
Equity-based compensation	—	—	—	—	13,397	—	—	4,659	18,056
Balance at September 30, 2022	112,212,653	$112	147,390,500	$147	$402,026	$36,093	$4,367	$314,779	$757,524

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

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC's Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of September 30, 2023, the Company owned 45.4% of the outstanding LLC Common Units.

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

The Company, through its intermediate holding company New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of, the LLC. The LLC is a VIE of the Company and the Company is the primary beneficiary of the LLC as the Company has both the power to direct the activities that most significantly impact the LLC’s economic performance and has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant to the Company. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity. The Company's relationship with the LLC results in no recourse to the general credit of the Company and the Company has no contractual requirement to provide financial support to the LLC. The Company shares in the income and losses of the LLC in direct proportion to the Company's ownership percentage.

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

2.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wholesale Brokerage	$308,872	$267,222	$976,338	$841,273
Binding Authority	69,245	55,607	208,547	178,351
Underwriting Management	109,228	84,722	322,993	264,835
Total Net commissions and fees	$487,345	$407,551	$1,507,878	$1,284,459

Contract Balances

Contract assets, which arise primarily from the Company’s volume-based commissions, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $7.9 million and $13.0 million as of September 30, 2023 and December 31, 2022, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $7.4 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

3.
Mergers and Acquisitions

2023 Acquisitions

On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services (“Griffin”), a binding authority specialist and wholesale insurance broker headquartered in Bellevue, Washington, for cash consideration of $115.5 million.

On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration and $2.3 million of contingent consideration.

On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California, for $253.5 million of cash consideration, $5.8 million of contingent consideration, and $2.7 million of RYAN Class A common stock.

The $8.1 million of contingent consideration liabilities established for the acquisitions that occurred during the nine months ended September 30, 2023 were measured at the estimated acquisition date fair value and were non-cash investing transactions. These contingent consideration arrangements are based on the individual businesses’ revenue or EBITDA targets over the next one to two fiscal years.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired through the nine months ended September 30, 2023, as of the date of each acquisition:

	Griffin	ACE and Point6	Socius	Total
Cash and cash equivalents	$—	$—	$12,858	$12,858
Commissions and fees receivable – net	1,495	4,288	5,470	11,253
Fiduciary cash and receivables	14,042	31,502	53,072	98,616
Goodwill	63,898	25,782	177,057	266,737
Customer relationships[1]	51,400	21,900	99,200	172,500
Other current and non-current assets	1,368	—	2,995	4,363
Total assets acquired	$132,203	$83,472	$350,652	$566,327
Accounts payable and accrued liabilities	—	2,358	2,330	4,688
Accrued compensation	850	507	8,405	9,762
Fiduciary liabilities	15,824	31,502	53,072	100,398
Deferred tax liabilities	—	—	23,575	23,575
Other current and non-current liabilities	—	—	1,226	1,226
Total liabilities assumed	$16,674	$34,367	$88,608	$139,649
Net assets acquired	$115,529	$49,105	$262,044	$426,678

1The acquired customer relationships have a weighted average amortization period of 13.2 years.

Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date. Estimated tax deductible goodwill of $91.9 million was generated as a result of these acquisitions. The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for the acquisitions above of $0.8 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss).

The Company recognized an aggregate $17.4 million and $29.0 million of revenue related to the acquisitions above from their respective acquisition dates for the three and nine months ended September 30, 2023, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to the Company’s total revenue or net income (loss) for the three or nine months ended September 30, 2023 or 2022.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA or revenue of the acquired business following a defined period after purchase. Further information regarding fair value measurements of contingent consideration is detailed in Note 13, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration within Change in contingent consideration, and recognizes accretion of the discount on these liabilities within Interest expense, net, on the Consolidated Statements of Income (Loss). The table below summarizes the amounts recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in contingent consideration	$1,848	$423	$4,358	$(837)
Interest expense, net	789	577	2,230	1,375
Total	$2,637	$1,000	$6,588	$538

The aggregate amount of maximum contingent consideration related to acquisitions was $92.0 million as of September 30, 2023.

4.
Restructuring

In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company's operations and technology. In its expanded form, the restructuring plan is expected to incur total restructuring costs of approximately $90.0 million through December 31, 2024 and to generate annual savings of approximately $50.0 million in 2025. The total expected costs of the plan include $50.0 million related to operations and technology optimization, $25.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs. The table below presents the restructuring expense incurred in the period:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operations and technology optimization	$10,824	$18,529
Compensation and benefits	5,109	6,709
Asset impairment and other termination costs	544	11,057
Total	$16,477	$36,295

For the three and nine months ended September 30, 2023, the Company recognized restructuring expenses of $11.6 million and $13.4 million, respectively, including contractor costs, in Compensation and benefits, and $4.9 million and $22.9 million, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss).

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at January 1, 2023	$—	$—	$—	$—
Accrued costs	22,953	6,709	11,057	40,719
Payments	(11,390)	(4,128)	(8,220)	(23,738)
Non-cash adjustments	—	—	(437)	(437)
Balance at September 30, 2023	$11,563	$2,581	$2,400	$16,544

As of September 30, 2023, $11.2 million of the restructuring liability was included in Accounts payable and accrued liabilities and $5.3 million was included in Current Accrued compensation on the Consolidated Balance Sheets.

5.
Receivables and Other Current Assets

Receivables

The Company had receivables of $238.8 million and $231.4 million outstanding as of September 30, 2023 and December 31, 2022, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$2,089	$2,487	$1,980	$2,508
Write-offs	(441)	(393)	(1,342)	(912)
Increase in provision	869	375	1,879	873
End of period	$2,517	$2,469	$2,517	$2,469

Other Current Assets

Major classes of other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$25,187	$21,062
Insurance recoverable	22,562	20,562
Other current receivables	14,880	8,066
Total Other current assets	$62,629	$49,690

Other current receivables contain service receivables from Geneva Re, Ltd. See Note 15, Related Parties, for further information regarding related parties. See Note 14, Commitments and Contingencies, for further information on the insurance recoverable.

6.
Leases

The Company has non-cancelable operating leases with various terms through September 2038, primarily for office space. The following table provides additional information about the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease costs
Operating lease costs	$8,687	$7,734	$26,339	$23,344
Finance lease costs	—	7	—	24
Short-term lease costs
Operating lease costs	234	152	635	431
Finance lease costs	—	2	—	7
Sublease income	(193)	(122)	(439)	(319)
Lease costs – net	$8,728	$7,773	$26,535	$23,487

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases			$23,245	$18,419
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			9,948	63,882
Weighted average discount rate (percent)
Operating leases			5.1%	4.6%
Finance leases			—	3.2%
Weighted average remaining lease term (years)
Operating leases			8.3	7.6
Finance leases			—	2.1

7.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	September 30, 2023	December 31, 2022
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00%, matures September 1, 2027	$1,566,232	$1,571,818
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	396,096	399,791
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees of 0.25%-0.50%, matures July 26, 2026	390	392
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.75%, expire May 1, 2024	3,909	—
Commercial notes, periodic interest and principal payments, 5.75%, expire June 1, 2024	989	—
Commercial notes, periodic interest and principal payments, 6.00%, expire June 19, 2024	4,121	—
Commercial notes, periodic interest and principal payments, 5.75%, expire June 21, 2024	4,252	—
Commercial notes, periodic interest and principal payments, 1.88%-2.49%, expired May 1, 2023	—	1,685
Commercial notes, periodic interest and principal payments, 2.49%, expired June 1, 2023	—	767
Commercial notes, periodic interest and principal payments, 2.74%, expired June 21, 2023	—	3,266
Finance lease obligation	—	57
Units subject to mandatory redemption	5,072	4,711
Total debt	$1,981,061	$1,982,487
Less: Short-term debt and current portion of long-term debt	(35,566)	(30,587)
Long-term debt	$1,945,495	$1,951,900

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of September 30, 2023, $1,600.5 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $35.0 million. As of December 31, 2022, $1,612.9 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $41.7 million.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of September 30, 2023 and December 31, 2022. As the Revolving Credit Facility had not been drawn on as of September 30, 2023 or December 31, 2022, the deferred issuance costs related to the facility of $4.7 million and $6.4 million, respectively, were included in Other non-current assets on the Consolidated Balance Sheets. The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of September 30, 2023 and December 31, 2022, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

Senior Secured Notes due 2030

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. As of September 30, 2023 and December 31, 2022, accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs plus discount were $6.8 million and $7.5 million, respectively.

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

Class X Common Stock

There were no shares of Class X common stock outstanding as of September 30, 2023 or December 31, 2022. The Company issued shares of Class X common stock to Onex as part of the Organizational Transactions, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. Shares of Class X common stock have no economic or voting rights.

Preferred Stock

There were no shares of preferred stock outstanding as of September 30, 2023 or December 31, 2022. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of September 30, 2023 and December 31, 2022, the Company owned 45.4% and 43.3%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 54.6% and 56.7%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 56.1% and 57.4% for the three months ended September 30, 2023 and 2022, respectively, and 56.5% and 57.7% for the nine months ended September 30, 2023 and 2022, respectively.

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

IPO-Related Awards

As a result of the Organizational Transactions, pre-IPO holders of LLC Units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their LLC Units for either Restricted Stock or Restricted Common Units. Additionally, Reload Options or Reload Class Incentive Units were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

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

Incentive Awards

As part of the Company’s annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, and (iv) Stock Options. The terms of these awards are described below.

Restricted Stock and Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock or Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Nine Months Ended September 30, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,984,939	$21.15	3,238,597	$23.84
Granted	—	—	—	—
Vested	(969,178)	21.15	(1,999,365)	23.84
Forfeited	—	—	—	—
Unvested at end of period	1,015,761	$21.15	1,239,232	$23.84

Restricted Stock Units (RSUs)

IPO RSUs

Related to the IPO, the Company granted RSUs to certain employees. The IPO RSUs vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Incentive RSUs

As part of the Company’s compensation process, the Company issues Incentive RSUs to certain employees. The Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 3 or 5 years from the grant date, over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Nine Months Ended September 30, 2023
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,771,624	$23.00	984,439	$34.64
Granted	—	—	871,823	41.19
Vested	(372,466)	22.43	(68,325)	34.77
Forfeited	(31,287)	22.56	(11,628)	34.39
Unvested at end of period	3,367,871	$23.07	1,776,309	$37.85

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

Incentive Options

As part of the Company’s compensation process, the Company may issue Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Nine Months Ended September 30, 2023
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,554,749	66,667	170,392	$34.39
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,555)	—	(2,293)	34.39
Outstanding at end of period	4,548,194	66,667	168,099	$34.39

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

Incentive RLUs

As part of the Company’s compensation process, the Company issues Incentive RLUs to certain employees. The Incentive RLUs vest pro rata over 3 or 5 years from the grant date or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Nine Months Ended September 30, 2023
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,515,858	$25.06	145,527	$34.86
Granted	—	—	379,148	41.14
Vested	(67,731)	24.41	(42,045)	34.86
Forfeited	—	—	(301)	34.85
Unvested at end of period	1,448,127	$25.09	482,329	$39.80

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

Class C Incentive Units

As part of the Company’s compensation process, the Company issues Class C Incentive Units to certain employees, which are profits interests. When the value of the Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Nine Months Ended September 30, 2023
	Reload Class C Incentive Units[1]	Staking Class C Incentive Units[1]	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,996,668	300,000	$34.39
Granted	—	—	195,822	40.90
Vested	—	(119,999)	—	—
Forfeited	—	—	—	—
Unvested at end of period	3,911,490	1,876,669	495,822	$36.96

1 As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

Non-Employee Director Stock Grants

The Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company's Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company recognized $0.2 million of expense related to the Director Stock Grants during the three months ended September 30, 2023 and 2022, and $0.8 million and $1.8 million during the nine months ended September 30, 2023 and 2022, respectively.

Equity-Based Compensation Expense

As of September 30, 2023, the unrecognized equity-based compensation costs related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$4,496	0.9
IPO RSUs	43,600	4.0
Incentive RSUs	48,295	2.7
Reload Options	3,092	1.4
Staking Options	335	5.6
Incentive Options	1,165	2.3
Restricted Common Units	3,034	0.5
IPO RLUs	23,079	5.1
Incentive RLUs	15,186	2.3
Reload Class C Incentive Units	3,492	1.5
Staking Class C Incentive Units	13,698	4.7
Class C Incentive Units	7,953	4.6
Total unrecognized equity-based compensation expense	$167,425

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of September 30, 2023 in the same view.

	Recognized		Unrecognized
	Three Months Ended	Nine Months Ended	As of
	September 30, 2023	September 30, 2023	September 30, 2023
IPO awards
IPO RSUs and Staking Options	$3,654	$12,599	$43,935
IPO RLUs and Staking Class C Incentive Units	2,738	8,866	36,777
Incremental Restricted Stock and Reload Options	1,156	3,723	5,340
Incremental Restricted Common Units and Reload Class C Incentive Units	1,779	5,779	5,616
Pre-IPO incentive awards
Restricted Stock	646	2,144	2,248
Restricted Common Units	308	1,224	910
Post-IPO incentive awards
Incentive RSUs	5,237	13,896	48,295
Incentive RLUs	1,214	3,329	15,186
Incentive Options	125	368	1,165
Class C Incentive Units	521	1,385	7,953
Other expense
Director Stock Grants	230	823	N/A
Total equity-based compensation expense	$17,608	$54,136	$167,425

The Company recognized equity-based compensation expense of $18.1 million and $61.1 million for the three and nine months ended September 30, 2022, respectively.

10.
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ryan Specialty Holdings, Inc., by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,703	$29,279	$135,977	$117,475
Less: Net income attributable to non-controlling interests	20,750	17,534	97,786	74,318
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$(5,047)	$11,745	$38,191	$43,157
Numerator:
Net income (loss) attributable to Class A common shareholders	$(5,047)	$11,745	$38,191	$43,157
Add: Income (loss) attributed to substantively vested RSUs	(100)	165	687	596
Net income (loss) attributable to Class A common shareholders – basic	$(5,147)	$11,910	$38,878	$43,753
Add: Income attributed to dilutive shares	—	12,914	3,128	54,812
Net income (loss) attributable to Class A common shareholders – diluted	$(5,147)	$24,824	$42,006	$98,565
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	115,872,327	109,428,073	113,291,850	108,035,360
Add: Dilutive shares	—	156,924,316	11,591,673	157,035,379
Weighted-average shares of Class A common stock outstanding – diluted	115,872,327	266,352,389	124,883,523	265,070,739
Earnings (loss) per Share:
Earnings (loss) per share of Class A common stock – basic	$(0.04)	$0.11	$0.34	$0.40
Earnings (loss) per share of Class A common stock – diluted	$(0.04)	$0.09	$0.34	$0.37

The following number of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Conversion of non-controlling interest LLC Common Units[1]	141,689,681	—	142,974,016	—
Conversion of vested Class C Incentive Units[1]	98,699	—	65,028	—
Restricted Stock	1,015,761	—	—	—
IPO RSUs	3,229,891	—	—	—
Incentive RSUs	1,776,309	—	—	—
Reload Options	4,548,194	—	—	—
Staking Options	66,667	—	—	—
Incentive Options	168,099	170,392	168,099	170,392
Restricted Common Units	1,239,232	—	—	—
IPO RLUs	1,448,127	—	—	—
Incentive RLUs	482,329	—	—	—
Reload Class C Incentive Units	3,911,490	—	—	—
Staking Class C Incentive Units	1,876,669	—	—	—
Class C Incentive Units	495,822	300,000	495,822	300,000

1Weighted average units outstanding during the period.

11.
Derivatives

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. The fair value of the interest rate cap was $46.8 million and $45.9 million as of September 30, 2023 and December 31, 2022, respectively, and was included in Other non-current assets on the Consolidated Balance Sheets. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of September 30, 2023, the interest rate cap continued to be an effective hedge. As of September 30, 2023 and December 31, 2022, the balance of Accumulated other comprehensive income related to the interest rate cap was $27.7 million and $22.2 million, respectively.

The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and will amortize the initial value of the premium over the life of the instrument through Interest expense, net on the Consolidated Statements of Income (Loss) and Other comprehensive income (loss). Premium amortization of $1.7 million was recognized during the three months ended September 30, 2023 and 2022 and $5.2 million and $2.9 million was recognized during the nine months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, the $(0.2) million and $21.9 million, respectively, changes in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, the $0.9 million and $21.0 million, respectively, changes in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2023, $6.3 million and $16.4 million, respectively, related to payments received was reclassified out of Other comprehensive income (loss) into earnings as an offset to interest expense in Interest expense, net on the Consolidated Statements of Income (Loss). As of September 30, 2023, the Company expects $26.0 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months.

12.
Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the nine months ended September 30, 2023, with the exception of Cash and cash equivalents of $60.8 million, the entire balance of the Tax Receivable Agreement liabilities of $359.1 million, and Deferred tax assets of $382.9 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2022, Cash and cash equivalents of $25.0 million, the entire balance of the Tax Receivable Agreement liabilities of $295.3 million, and Deferred tax assets of $396.8 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.
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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for cash and cash equivalents, commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of September 30, 2023 and December 31, 2022 approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,958.7 million and $1,960.6 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 1 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt for the carrying values of the Company’s debt.

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

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of September 30, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.7% to 5.4%, 7.0% to 21.7%, and 3.6% to 4.2%, respectively. As of December 31, 2022, the models used a risk-free rate, expected volatility, and a credit spread of 4.6%, 22.5%, and 4.5%, respectively. The Company then discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate range used to present value the cash payments as of September 30, 2023 was 9.0% to 9.1%, and the discount rate used as of December 31, 2022 was 9.1%.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records the changes of the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income (Loss). Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$46,845	$—	$—	$45,860	$—
Liabilities
Contingent consideration	—	—	36,018	—	—	29,251
Total assets and liabilities measured at fair value	$—	$46,845	$36,018	$—	$45,860	$29,251

Contingent consideration of $36.0 million and $21.8 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Contingent consideration of $7.5 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022.

Level 3 Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances for the Level 3 liabilities measured at fair value, which consist of contingent consideration for both periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$25,290	$26,357	$29,251	$42,053
Newly established liability due to acquisitions	8,091	—	8,091	—
Total losses included in earnings	2,637	1,000	6,588	538
Settlements	—	—	(7,912)	(15,234)
Balance at end of period	$36,018	$27,357	$36,018	$27,357

For the nine months ended September 30, 2023, $3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2022, $9.0 million and $6.2 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.

14.
Commitments and Contingencies

Legal – E&O and Other Considerations

As an E&S and Admitted markets intermediary, the Company faces ordinary course of business E&O exposure. The Company also has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. The Company seeks to resolve, through commercial accommodations, certain matters to limit the economic exposure, including potential legal fees, and reputational risk created by a disagreement between a carrier and the insured, as well as other E&O matters.

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a per claim retention amount of $5.0 million. The Company’s per claim retention amount increased from $2.5 million to $5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $5.9 million and $26.1 million were recorded for outstanding matters as of September 30, 2023 and December 31, 2022, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $0.8 million and $1.2 million in E&O expense for the three months ended September 30, 2023 and 2022, respectively, and $5.5 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss). The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.2 million and $23.1 million as of September 30, 2023 and December 31, 2022, respectively, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $22.6 million and $20.6 million was recorded as of September 30, 2023 and December 31, 2022, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022. No further expense was recognized during the three or nine months ended September 30, 2023.

It is at least reasonably possible that the estimate of Replacement Costs will change in the near term as policies are adjusted. Further, exposure to additional losses may arise from policies that had expired prior to, or shortly after, the discovery of this unusual circumstance, adjustable premiums arising from the addition or deletion of properties over the policy term, unpaid covered claims, or other damages for losses incurred by our customers. An estimate of these potential losses cannot be made at this time but could change in the future as more information becomes known.

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

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.2 million due from Geneva Re under this agreement as of September 30, 2023 and December 31, 2022, respectively.

Ryan Re Services Agreements with Geneva Re

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $0.4 million for the three months ended September 30, 2023 and 2022, and $1.1 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $1.1 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively.

On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $2.2 million and $5.4 million during the three and nine months ended September 30, 2023, respectively, and had prepaid expenses of $6.4 million as of September 30, 2023, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of aircraft of $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Common Control Reorganization (“CCR”)

Subsequent to the acquisition of Socius, which was purchased by a wholly owned subsidiary of Ryan Specialty Holdings, Inc., the Company converted Socius to an LLC (“Socius LLC”) and transferred Socius LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR resulted in deferred tax liabilities of $64.5 million and non-cash deferred income tax expense of $20.7 million. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $13.1 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the three months ended September 30, 2023.

Effective Tax Rate

The Company’s effective tax rate from continuing operations was 61.26% and 10.44% for the three months ended September 30, 2023 and 2022, respectively, and 23.92% and 7.90% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was higher than the 21% statutory rate primarily as a result of the $20.7 million non-cash deferred income tax expense from the CCR, which was recognized in Income tax expense in the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2022 was lower than the 21% statutory rate primarily as a result of the tax benefit from the vesting of Staking RSUs and the income attributable to the non-controlling interests. The effective tax rate for the nine months ended September 30, 2022 was lower than the 21% statutory rate primarily as a result of the changes in state tax rates and the income attributable to the non-controlling interests.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2023, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period. The Company’s 2021 tax year filings are open to examination by taxing authorities for U.S. federal and state income tax purposes.

Deferred Taxes

The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $383.1 million and $396.8 million as of September 30, 2023 and December 31, 2022, respectively, on the Consolidated Balance Sheets. The change in Deferred tax assets during the nine months ended September 30, 2023 was primarily a result of the deferred tax liabilities arising from the CCR offset by an increase in deferred tax assets related to exchanges of LLC Common Units.

As of September 30, 2023, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $359.1 million related to these benefits on the Consolidated Balance Sheets as of September 30, 2023. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	43,443	6,002	13,804	63,249
Accrued interest	—	—	478	478
Balance at September 30, 2023	$193,754	$91,018	$74,302	$359,074

During the nine months ended September 30, 2023 and 2022, the TRA liabilities increased $63.2 million and $23.1 million, respectively, due to exchanges of LLC Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. Additionally, during the nine months ended September 30, 2022, the Company remeasured the TRA liabilities due to changes in state tax rates resulting in a $7.2 million expense as the Company increased its estimated cash tax savings rate from 25.12% to 25.65%. The change was recognized in Other non-operating loss (income) on the Consolidated Statements of Income (Loss).

Other Comprehensive Income (Loss)

The tax expense (benefit) on the components of Other comprehensive income (loss) for the three and nine months ended September 30, 2023 were $(0.2) million and $(0.1) million, respectively, for Foreign currency translation adjustments, $(0.1) million and $0.1 million, respectively, for Change in share of equity method investment in related party other comprehensive income (loss), $0.9 million and $2.6 million, respectively, for Gain on interest rate cap, and $(0.7) million and $(1.9) million, respectively, for the (Gain) on interest rate cap reclassified to earnings. The tax expense (benefit) on the components of Other comprehensive income (loss) for the three and nine months ended September 30, 2022 were $(0.5) million and $(1.0) million, respectively, for Foreign currency translation adjustments, and $(0.2) million and $(0.7) million, respectively, for Change in share of equity method investment in related party other comprehensive income (loss), and $2.6 million and $2.7 million, respectively, for Gain on interest rate cap.

17.
Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company:

	Nine Months Ended September 30,
	2023	2022
Cash paid for:
Interest	$116,620	$62,796
Income taxes	9,812	8,089
Non-cash investing and financing activities:
Tax Receivable Agreement liabilities	$63,249	$23,089

18.
Subsequent Events

The Company has evaluated subsequent events through November 3, 2023 and has concluded that no events have occurred that require disclosure other than the events listed below.

On October 29, 2023, the Company entered into a definitive agreement to acquire AccuRisk Holdings, LLC, a medical stop loss MGU headquartered in Chicago, Illinois. This acquisition is expected to close during the fourth quarter of 2023.

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

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2023 and 2022 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

ACCELERATE 2025 Program

During the first quarter of 2023 we initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program in its expanded scope will now result in approximately $90.0 million of cumulative one-time charges through 2024, funded through operating cash flow. Restructuring costs will primarily be included in General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses. The remaining costs will be incurred through Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program in its expanded scope to now generate annual savings of approximately $50.0 million in 2025. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion.

We began recognizing costs associated with the restructuring plan in the first quarter of 2023. For the three months ended September 30, 2023, we incurred restructuring costs of $16.5 million. For the nine months ended September 30, 2023, we incurred restructuring costs of $36.3 million, which represent cumulative costs since the inception of the plan. Of the cumulative $36.3 million in costs, $22.9 million was general and administrative with the remaining balance being workforce-related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas.

On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California.

On October 29, 2023, the Company entered into a definitive agreement to acquire AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss MGU headquartered in Chicago, Illinois. This acquisition is expected to close during the fourth quarter of 2023.

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

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives, and benefits to employees, and commissions to our producers and (ii) equity-based compensation associated with the grants of awards to employees, executive officers, and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Other Non-Operating Loss (Income)

For the nine months ended September 30, 2023, Other non-operating loss (income) included sublease income offset by TRA contractual interest. For the nine months ended September 30, 2022, Other non-operating loss (income) included a charge related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Tax Expense

Income tax expense includes tax on the Company's allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interests

Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income (Loss). Refer to “Note 8, Stockholders' Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2023	2022	$	%	2023	2022	$	%
Revenue
Net commissions and fees	$487,345	$407,551	$79,794	19.6%	$1,507,878	$1,284,459	$223,419	17.4%
Fiduciary investment income	14,593	4,445	10,148	NM	36,808	5,719	31,089	NM
Total revenue	$501,938	$411,996	$89,942	21.8%	$1,544,686	$1,290,178	$254,508	19.7%
Expenses
Compensation and benefits	329,212	274,108	55,104	20.1	989,294	858,439	130,855	15.2
General and administrative	69,288	48,991	20,297	41.4	202,595	139,851	62,744	44.9
Amortization	29,572	25,667	3,905	15.2	79,125	78,563	562	0.7
Depreciation	2,201	1,463	738	50.4	6,570	3,903	2,667	68.3
Change in contingent consideration	1,848	423	1,425	NM	4,358	(837)	5,195	NM
Total operating expenses	$432,121	$350,652	$81,469	23.2%	$1,281,942	$1,079,919	$202,023	18.7%
Operating income	$69,817	$61,344	$8,473	13.8%	$262,744	$210,259	$52,485	25.0%
Interest expense, net	31,491	28,864	2,627	9.1	89,840	75,462	14,378	19.1
Loss (income) from equity method investment in related party	(2,271)	(144)	(2,127)	NM	(5,882)	414	(6,296)	NM
Other non-operating loss (income)	67	(66)	133	NM	37	6,832	(6,795)	NM
Income before income taxes	$40,530	$32,690	$7,840	24.0%	$178,749	$127,551	$51,198	40.1%
Income tax expense	24,827	3,411	21,416	NM	42,772	10,076	32,696	NM
Net income	$15,703	$29,279	$(13,576)	(46.4)%	$135,977	$117,475	$18,502	15.7%
GAAP financial measures
Revenue	$501,938	$411,996	$89,942	21.8%	$1,544,686	$1,290,178	$254,508	19.7%
Compensation and benefits	329,212	274,108	55,104	20.1	989,294	858,439	130,855	15.2
General and administrative	69,288	48,991	20,297	41.4	202,595	139,851	62,744	44.9
Net income	15,703	29,279	(13,576)	(46.4)	135,977	117,475	18,502	15.7
Compensation and benefits expense ratio (1)	65.6%	66.5%			64.0%	66.5%
General and administrative expense ratio (2)	13.8%	11.9%			13.1%	10.8%
Net income margin (3)	3.1%	7.1%			8.8%	9.1%
Earnings (loss) per share (4)	$(0.04)	$0.11			$0.34	$0.40
Diluted earnings (loss) per share (4)	$(0.04)	$0.09			$0.34	$0.37
Non-GAAP financial measures*
Organic revenue growth rate	14.7%	13.7%			14.7%	18.7%
Adjusted compensation and benefits expense	$296,400	$247,095	$49,305	20.0%	$911,925	$769,253	$142,672	18.5%
Adjusted compensation and benefits expense ratio	59.1%	60.0%			59.0%	59.6%
Adjusted general and administrative expense	$58,559	$48,084	$10,475	21.8%	$166,606	$130,774	$35,832	27.4%
Adjusted general and administrative expense ratio	11.7%	11.7%			10.8%	10.1%
Adjusted EBITDAC	$146,979	$116,817	$30,162	25.8%	$466,155	$390,151	$76,004	19.5%
Adjusted EBITDAC margin	29.3%	28.4%			30.2%	30.2%
Adjusted net income	$86,632	$66,560	$20,072	30.2%	$282,144	$237,774	$44,370	18.7%
Adjusted net income margin	17.3%	16.2%			18.3%	18.4%
Adjusted diluted earnings per share	$0.32	$0.25			$1.04	$0.88

NM represents “Not Meaningful”.

(1) Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.

(2) General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3) Net income margin is defined as Net income divided by Total revenue.

(4) See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

Net Commissions and Fees

Net commissions and fees increased by $79.7 million, or 19.6%, from $407.6 million to $487.3 million for the three months ended September 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$60.6 million, or 14.9%, of the period-over-period change in Net commissions and fees was due to organic revenue growth. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions which were completed within 12 months of the end of the third quarter of 2023, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. The largest growth factor in the quarter was our property portfolio across our three Specialties, driven by an increase in the pricing for property insurance as well as an increase in the flow of property risks into the E&S market. We also experienced growth across the majority of our casualty lines. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the quarter;
•
$17.8 million, or 4.4%, of the period-over-period change in our Net commissions and fees was due to the acquisition of Griffin Underwriting Services (”Griffin”), Centurion Liability Insurance Services, LLC (”Centurion”), Socius, Point6, and ACE, all of which were completed within 12 months of September 30, 2023; and
•
$1.4 million, or 0.3%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Three Months Ended September 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$308,872	63.4%	$267,222	65.6%	$41,650	15.6%
Binding Authorities	69,245	14.2	55,607	13.6	13,638	24.5
Underwriting Management	109,228	22.4	84,722	20.8	24,506	28.9
Total net commissions and fees	$487,345		$407,551		$79,794	19.6%

Wholesale Brokerage net commissions and fees increased by $41.7 million, or 15.6%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin, Centurion, and Socius acquisitions.

Binding Authority net commissions and fees increased by $13.6 million, or 24.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $24.5 million, or 28.9%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the ACE and Point6 acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended September 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$470,085	96.4%	$394,934	96.9%	$75,151	19.0%
Supplemental and contingent commissions	8,592	1.8	5,289	1.3	3,303	62.5
Loss mitigation and other fees	8,668	1.8	7,328	1.8	1,340	18.3
Total net commissions and fees	$487,345		$407,551		$79,794	19.6%

Net commissions and policy fees grew 19.0%, in line with the overall net commissions and fee revenue growth of 19.6%, for the three months ended September 30, 2023 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 62.5% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees increased 18.3% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE and Point6 acquisitions completed in the third quarter of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $55.1 million, or 20.1%, from $274.1 million to $329.2 million for the three months ended September 30, 2023 compared to the same period in 2022. The following were the principal drivers of this increase:

•
Commissions increased $18.7 million, or 14.9%, period-over-period, driven by the 19.6% increase in Net commissions and fees;
•
An increase of $11.5 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program.
•
An increase of $34.9 million was driven by (i) the addition of 496 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,294 full-time employees as of September 30, 2023 from 3,798 as of September 30, 2022;
•
These increases were partially offset by a $6.8 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and a $3.2 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 0.9% from 66.5% to 65.6% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $20.3 million, or 41.4%, from $49.0 million to $69.3 million for the three months ended September 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of this increase:

•
$5.1 million of increased acquisition-related expense associated with recent and prospective acquisitions;
•
$4.9 million of increased restructuring and related expense associated with the ACCELERATE 2025 program;
•
$4.3 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$4.1 million of increased travel and entertainment expense compared to the same period in 2022, which was the result of business travel returning to a normalized level;
•
The remaining increase of $1.9 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.9% from 11.9% to 13.8% period-over-period.

Amortization

Amortization expense increased by $3.9 million, or 15.2%, from $25.7 million to $29.6 million for the three months ended September 30, 2023 compared to the same period in the prior year. The main driver for the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $90.6 million when comparing the balance as of September 30, 2023 to the balance as of September 30, 2022.

Interest Expense, Net

Interest expense, net increased $2.6 million, or 9.1%, from $28.9 million to $31.5 million for the three months ended September 30, 2023 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the three months ended September 30, 2023 was an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2023 we expect to incur approximately $7.0 million of interest expense related to the cap. For the three months ended September 30, 2023, the net reduction to Interest expense, net related to the cap was $4.6 million.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $0.2 million to a loss of $0.1 million for the three months ended September 30, 2023 as compared to income of $0.1 million in the same period in the prior year. For the three months ended September 30, 2023, Other non-operating loss (income) consisted of $0.2 million of sublease income offset by $0.3 million of TRA contractual interest. For the three months ended September 30, 2022, Other non-operating income included $0.1 million of sublease income.

Income Before Income Taxes

Income before income taxes increased $7.8 million from $32.7 million to $40.5 million for the three months ended September 30, 2023 compared to the same period in the prior year as a result of the factors described above.

Income Tax Expense

Income tax expense increased $21.4 million from $3.4 million to $24.8 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to $20.7 million of Deferred income tax expense recognized as a result of the Common Control Reorganization (“CCR”) subsequent to the Socius acquisition in the third quarter of 2023. This CCR was a discrete, non-cash expense incurred at Ryan Specialty Holdings, Inc. and the Company’s annual effective tax rate is unaffected.

Net Income

Net income decreased $13.6 million from $29.3 million to $15.7 million for the three months ended September 30, 2023 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

Net Commissions and Fees

Net commissions and fees increased by $223.4 million, or 17.4%, from $1,284.5 million to $1,507.9 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$189.6 million, or 14.8%, of the period-over-period change in Net commissions and fees was due to organic revenue growth. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions which were completed within 12 months of the end of the third quarter of 2023, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. The largest growth factor in the period was our property portfolio across our three Specialties, driven by an increase in the pricing for property insurance as well as an increase in the flow of property risks into the E&S market. We also experienced growth across the majority of our casualty lines. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the quarter;
•
$29.9 million, or 2.3%, of the period-over-period change in our Net commissions and fees was due to the acquisitions of Griffin, Centurion, Socius, Point6, and ACE, all of which were completed within 12 months of September 30, 2023; and
•
$3.9 million, or 0.3%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$976,338	64.7%	$841,273	65.5%	$135,065	16.1%
Binding Authorities	208,547	13.8	178,351	13.9	30,196	16.9
Underwriting Management	322,993	21.5	264,835	20.6	58,158	22.0
Total Net commissions and fees	$1,507,878		$1,284,459		$223,419	17.4%

Wholesale Brokerage net commissions and fees increased by $135.1 million, or 16.1%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin, Centurion, and Socius acquisitions.

Binding Authority net commissions and fees increased by $30.2 million, or 16.9%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $58.2 million, or 22.0%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the ACE and Point6 acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$1,437,239	95.3%	$1,226,396	95.5%	$210,843	17.2%
Supplemental and contingent commissions	46,281	3.1	39,339	3.1	6,942	17.6
Loss mitigation and other fees	24,358	1.6	18,723	1.4	5,635	30.1
Total net commissions and fees	$1,507,878		$1,284,459		$223,419	17.4%

Net commissions and policy fees grew 17.2%, in line with the overall net commissions and fee revenue growth of 17.4%, for the nine months ended September 30, 2023 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 17.6% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew 30.1% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE and Point6 acquisitions completed in the third quarter of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $130.9 million, or 15.2%, from $858.4 million to $989.3 million for the nine months ended September 30, 2023 compared to the same period in 2022. The following were the principal drivers of this increase:

•
Commissions increased $65.3 million, or 16.5%, period-over-period, driven by the 17.4% increase in Net commissions and fees;
•
An increase of $12.7 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program.
•
An increase of $85.4 million was driven by (i) the addition of 496 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,294 full-time employees as of September 30, 2023 from 3,798 as of September 30, 2022;
•
These increases were partially offset by a $20.5 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and an $12.0 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 2.5% from 66.5% to 64.0% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $62.7 million, or 44.9%, from $139.9 million to $202.6 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The following were the principal drivers of this increase:

•
$18.8 million of increased restructuring and related expense associated with the ACCELERATE 2025 program;
•
$12.2 million of increased travel and entertainment expense compared to the same period in 2022 which was the result of business travel returning to a normalized level;
•
$12.2 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$9.4 million of increased acquisition-related expense associated with recent and prospective acquisitions;
•
The remaining increase of $10.1 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 2.3% from 10.8% to 13.1% period-over-period.

Amortization

Amortization expense increased by $0.5 million, or 0.7%, from $78.6 million to $79.1 million for the nine months ended September 30, 2023 compared to the same period in the prior year. The main driver for the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $90.6 million when comparing the balance as of September 30, 2023 to the balance as of September 30, 2022.

Interest Expense, Net

Interest expense, net increased $14.3 million, or 19.1%, from $75.5 million to $89.8 million for the nine months ended September 30, 2023 compared to the same period in the prior year. The main drivers of the change in Interest expense, net for the nine months ended September 30, 2023 were the issuance of $400.0 million of Senior Secured Notes on February 3, 2022 and an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the twelve months ended December 31, 2023 we expect to incur approximately $7.0 million of interest expense related to the cap. For the nine months ended September 30, 2023, the net reduction to Interest expense, net related to the cap was $11.2 million.

Other Non-Operating Loss (Income)

Other non-operating loss (income) decreased by $6.8 million to a de minimis loss for the nine months ended September 30, 2023 as compared to a loss of $6.8 million in the same period in the prior year. For the nine months ended September 30, 2023, Other non-operating loss (income) included $0.4 million of sublease income offset by $0.5 million of TRA contractual interest. For the nine months ended September 30, 2022, Other non-operating loss (income) included a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $51.1 million from $127.6 million to $178.7 million for the nine months ended September 30, 2023 compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $32.7 million from $10.1 million to $42.8 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to $20.7 million of Deferred income tax expense recognized as a result of the Common Control Reorganization (“CCR”) subsequent to the Socius acquisition in the third quarter of 2023. This CCR was a discrete, non-cash expense incurred at Ryan Specialty Holdings, Inc. and the Company’s annual effective tax rate is unaffected.

Net Income

Net income increased $18.5 million from $117.5 million to $136.0 million for the nine months ended September 30, 2023 compared to the same period in the prior year as a result of the factors described above.

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

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue growth rate (GAAP) (1)	21.8%	16.8%	19.7%	22.4%
Less: Mergers and acquisitions (2)	(4.3)	(2.8)	(2.3)	(3.0)
Change in other (3)	(2.8)	(0.3)	(2.7)	(0.7)
Organic revenue growth rate (Non-GAAP)	14.7%	13.7%	14.7%	18.7%

(1) For the three months ended September 30, 2023, September 30, 2023 revenue of $501.9 million less September 30, 2022 revenue of $412.0 million is a $89.9 million period-over-period change. The change, $89.9 million, divided by the September 30, 2022 revenue of $412.0 million, is a total revenue change of 21.8%. For the three months ended September 30, 2022, September 30, 2022 revenue of $412.0 million less September 30, 2021 revenue of $352.8 million is a $59.2 million period-over-period change. The change, $59.2 million, divided by the September 30, 2021 revenue of $352.8 million, is a total revenue change of 16.8%. For the nine months ended September 30, 2023, September 30, 2023 revenue of $1,544.7 million less September 30, 2022 revenue of $1,290.2 million is a $254.5 million period-over-period change. The change, $254.5 million, divided by the September 30, 2022 revenue of $1,290.2 million, is a total revenue change of 19.7%. For the nine months ended September 30, 2022, September 30, 2022 revenue of $1,290.2 million less September 30, 2021 revenue of $1,054.2 million is a $236.0 million period-over-period change. The change, $236.0 million, divided by the September 30, 2021 revenue of $1,054.2 million, is a total revenue change of 22.4%. See “Comparison of the Three Months Ended September 30, 2023 and 2022” and “Comparison of the Nine Months Ended September 30, 2023 and 2022” for further details.

(2) The acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the three months ended September 30, 2023 and 2022 was $17.8 million and $9.9 million, respectively. The total adjustment for the nine months ended September 30, 2023 and 2022 was $29.9 million and $31.5 million, respectively.

(3) The other adjustments exclude the period-over-period change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the three months ended September 30, 2023 and 2022 was $11.6 million and $0.9 million, respectively. The total adjustment for the nine months ended September 30, 2023 and 2022 was $35.0 million and $7.0 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$501,938	$411,996	$1,544,686	$1,290,178
Compensation and benefits expense	$329,212	$274,108	$989,294	$858,439
Acquisition-related expense	(1,546)	(21)	(3,331)	(122)
Acquisition related long-term incentive compensation	(550)	(7,383)	(1,702)	(22,181)
Restructuring and related expense	(11,538)	(19)	(13,407)	(724)
Amortization and expense related to discontinued prepaid incentives	(1,570)	(1,533)	(4,793)	(5,075)
Equity-based compensation	(8,281)	(5,530)	(23,107)	(18,009)
Initial public offering related expense	(9,327)	(12,527)	(31,029)	(43,075)
Adjusted compensation and benefits expense (1)	$296,400	$247,095	$911,925	$769,253
Compensation and benefits expense ratio	65.6%	66.5%	64.0%	66.5%
Adjusted compensation and benefits expense ratio	59.1%	60.0%	59.0%	59.6%

(1) Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”

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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$501,938	$411,996	$1,544,686	$1,290,178
General and administrative expense	$69,288	$48,991	$202,595	$139,851
Acquisition-related expense	(5,790)	(716)	(12,196)	(2,767)
Restructuring and related expense	(4,939)	—	(23,793)	(4,993)
Initial public offering related expense	—	(191)	—	(1,317)
Adjusted general and administrative expense (1)	$58,559	$48,084	$166,606	$130,774
General and administrative expense ratio	13.8%	11.9%	13.1%	10.8%
Adjusted general and administrative expense ratio	11.7%	11.7%	10.8%	10.1%

(1) Adjustments to General and administrative expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. In 2023, Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. In 2022, Restructuring and related expense represented costs associated with the 2020 restructuring plan. Amortization and expense consists of charges related to discontinued prepaid incentive programs. For the three months ended September 30, 2023, Other non-operating loss (income) consisted of $0.2 million of sublease income offset by $0.3 million of TRA contractual interest. For the three months ended September 30, 2022, Other non-operating loss (income) included $0.1 million of sublease income. For the nine months ended September 30, 2023, Other non-operating loss (income) included $0.4 million of sublease income offset by $0.5 million of TRA contractual interest. For the nine months ended September 30, 2022, Other non-operating loss (income) included a $7.2 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include general and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services and compensation-related expense primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.

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

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$501,938	$411,996	$1,544,686	$1,290,178
Net income	$15,703	$29,279	$135,977	$117,475
Interest expense, net	31,491	28,864	89,840	75,462
Income tax expense	24,827	3,411	42,772	10,076
Depreciation	2,201	1,463	6,570	3,903
Amortization	29,572	25,667	79,125	78,563
Change in contingent consideration	1,848	423	4,358	(837)
EBITDAC	$105,642	$89,107	$358,642	$284,642
Acquisition-related expense	7,336	737	15,527	2,889
Acquisition related long-term incentive compensation	550	7,383	1,702	22,181
Restructuring and related expense	16,477	19	37,200	5,717
Amortization and expense related to discontinued prepaid incentives	1,570	1,533	4,793	5,075
Other non-operating loss (income)	67	(66)	37	6,832
Equity-based compensation	8,281	5,530	23,107	18,009
IPO related expenses	9,327	12,718	31,029	44,392
(Income) / loss from equity method investments in related party	(2,271)	(144)	(5,882)	414
Adjusted EBITDAC	$146,979	$116,817	$466,155	$390,151
Net income margin	3.1%	7.1%	8.8%	9.1%
Adjusted EBITDAC margin	29.3%	28.4%	30.2%	30.2%

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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Total revenue	$501,938	$411,996	$1,544,686	$1,290,178
Net income	$15,703	$29,279	$135,977	$117,475
Income tax expense	24,827	3,411	42,772	10,076
Amortization	29,572	25,667	79,125	78,563
Amortization of deferred debt issuance costs (1)	3,045	3,033	9,125	9,017
Change in contingent consideration	1,848	423	4,358	(837)
Acquisition-related expense	7,336	737	15,527	2,889
Acquisition related long-term incentive compensation	550	7,383	1,702	22,181
Restructuring and related expense	16,477	19	37,200	5,717
Amortization and expense related to discontinued prepaid incentives	1,570	1,533	4,793	5,075
Other non-operating loss (income)	67	(66)	37	6,832
Equity-based compensation	8,281	5,530	23,107	18,009
IPO related expenses	9,327	12,718	31,029	44,392
(Income) / loss from equity method investments in related party	(2,271)	(144)	(5,882)	414
Adjusted income before income taxes (2)	$116,332	$89,523	$378,870	$319,803
Adjusted tax expense (3)	(29,700)	(22,963)	(96,726)	(82,029)
Adjusted net income	$86,632	$66,560	$282,144	$237,774
Net income margin	3.1%	7.1%	8.8%	9.1%
Adjusted net income margin	17.3%	16.2%	18.3%	18.4%

(1) Interest expense, net includes amortization of deferred debt issuance costs.

(2) Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”

(3) The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and nine months ended September 30, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three and nine months ended September 30, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.65% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

Adjusted Diluted Earnings Per Share

We define Adjusted diluted earnings per share as Adjusted net income divided by diluted shares outstanding after adjusting for the effect if 100% of the outstanding LLC Common Units (together with the shares of Class B common stock) were exchanged into shares of Class A common stock and the effect of unvested equity awards. The most directly comparable GAAP financial metric is Diluted earnings (loss) per share.

A reconciliation of Adjusted diluted earnings per share to Diluted earnings (loss) per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) per share of Class A common stock – diluted	$(0.04)	$0.09	$0.34	$0.37
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	—	(0.05)	(0.03)	(0.21)
Plus: Impact of all LLC Common Units Exchanged for Class A shares (2)	0.10	0.07	0.20	0.28
Plus: Adjustments to Adjusted net income (3)	0.28	0.14	0.54	0.46
Plus: Dilutive impact of unvested equity awards (4)	(0.02)	—	(0.01)	(0.02)
Adjusted diluted earnings per share	$0.32	$0.25	$1.04	$0.88

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	115,872	266,352	124,884	265,071
Plus: Impact of all LLC Common Units Exchanged for Class A shares (2)	141,690	—	142,974	—
Plus: Dilutive impact of unvested equity awards (4)	15,115	4,153	4,390	5,011
Adjusted diluted earnings per share diluted share count	272,677	270,505	272,248	270,082

(1) Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income (loss) attributable to Ryan Specialty Holdings, Inc. For the three months ended September 30, 2023 and 2022, this removes $0.1 million and $13.1 million of Net income, respectively, on 115.9 million and 266.4 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30, 2023 and 2022, this removes $3.8 million and $55.4 million of Net income, respectively, on 124.9 million and 265.1 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

(2) For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock. For the three months ended September 30, 2023 and 2022, this includes $20.8 million and $17.5 million of Net income, respectively, on 257.6 million and 266.4 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30, 2023 and 2022, this includes $97.8 million and $74.3 million of Net income, respectively, on 267.9 million and 265.1 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended September 30, 2022, 144.1 million weighted average outstanding LLC Common Units were considered dilutive and included in the 266.4 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. For the nine months ended September 30, 2022, 144.0 million weighted average outstanding LLC Common Units were considered dilutive and included in the 265.1 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.

(3) Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin” on 257.6 million and 266.4 million Weighted-average shares of Class A common stock outstanding - diluted for the three months ended September 30, 2023 and 2022, respectively, and on 267.9 million and 265.1 million shares of Weighted-average shares of Class A common stock outstanding - diluted for the nine months ended September 30, 2023 and 2022, respectively.

(4) For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended September 30, 2023 and 2022, 15.1 million and 4.2 million shares were added to the calculation, respectively, and for the nine months ended September 30, 2023 and 2022, 4.4 million and 5.0 million shares were added to the calculation, respectively.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $848.6 million and $704.9 million as of September 30, 2023 and 2022, respectively, and fiduciary receivables of $1,672.4 million and $1,442.0 million as of September 30, 2023 and 2022, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $754.4 million of Cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2023, $88.0 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of September 30, 2023, the interest rate on the Term Loan was 3.00% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of September 30, 2023, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the nine months ended September 30, 2023.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of September 30, 2023 will be $359.1 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	43,443	6,002	13,804	63,249
Accrued interest	—	—	478	478
Balance at September 30, 2023	$193,754	$91,018	$74,302	$359,074

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of September 30, 2023 were $422.4 million consisting of (i) Exchange Tax Attributes of $227.9 million, (ii) Pre-IPO M&A Tax Attributes of $107.1 million, and (iii) TRA Payment Tax Attributes of $87.4 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Cash and cash equivalents decreased $78.7 million from $833.1 million at September 30, 2022 to $754.4 million at September 30, 2023. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2023 were $250.3 million, an increase of $99.4 million compared to the nine months ended September 30, 2022. This increase was driven by an increase in Net income of $18.5 million and the change in Other current assets and accrued liabilities together with Other non-current assets and accrued liabilities increase of $113.5 million. The change in Other current assets and accrued liabilities together with Other non-current assets and accrued liabilities was primarily driven by the final All Risks LTIP payments made in 2022. This increase in cash flows from operating activities was offset by the change in Commissions and fees receivable of $20.5 million. The increased change to Commissions and fees receivable was generated by revenue growth.

Cash Flows From Investing Activities

Cash flows used for investing activities during the nine months ended September 30, 2023 were $381.9 million, an increase of $370.2 million compared to the $11.7 million of cash flows used for investing activities during the nine months ended September 30, 2022. The main driver of the cash flows used for investing activities in the nine months ended September 30, 2023 was $366.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity related to the Griffin, Socius, ACE, and Point6 acquisitions and $16.0 million of Capital expenditures, compared to $12.0 million of Capital expenditures for the nine months ended September 30, 2022.

Cash Flows From Financing Activities

Cash flows used for financing activities during the nine months ended September 30, 2023 were $32.0 million, a decrease of $292.3 million compared to cash flows provided by financing activities of $260.3 million during the nine months ended September 30, 2022. The main drivers of cash flows used for financing activities during the nine months ended September 30, 2023 were Tax distributions to LLC Unitholders of $52.6 million, Repayment of term debt of $12.4 million, and Payment of contingent consideration of $4.5 million offset by Net change in fiduciary liabilities of $36.8 million. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2022 were the Bond issuance of $394.0 million offset by Net change in fiduciary liabilities of $54.8 million, Tax distributions to LLC Unitholders of $32.7 million, Payment of interest rate cap premium of $25.5 million, Repayment of term debt of $12.4 million, Payment of contingent consideration of $6.2 million, and Debt issuance costs paid of $2.4 million.

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

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of September 30, 2023, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2023
Current accrued compensation	$—
Non-current accrued compensation	1,785
Total liability	$1,785
Projected future expense	5,144
Total projected future cash outflows	$6,928

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	—
2026	6,666
Thereafter	$263

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of September 30, 2023, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2023
Current accounts payable and accrued liabilities	$—
Other non-current liabilities	36,018
Total liability	$36,018
Projected future expense	5,432
Total projected future cash outflows	$41,450

Projected Future Cash Outflows
(in thousands)
2023	$—
2024	—
2025	38,537
2026	2,913
Thereafter	$—

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

Foreign Currency Risk

For the nine months ended September 30, 2023, approximately 2% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk

Fiduciary investment income is affected by changes in international and domestic short-term interest rates.

As of September 30, 2023, we had $1,600.5 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes, and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of September 30, 2023 and December 31, 2022, as determined based upon information available.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Sale of Unregistered Securities

In connection with the acquisition of Socius Insurance Services, the Company issued 60,021 shares of the Company's Class A common stock on July 3, 2023 to the owners of the acquired business at a price of $37.85 per share which represented a 10% discount to the volume weighted average of the closing price of the Class A common stock for the 30 trading days prior to May 22, 2023. The issuance was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) set forth in Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.05 Costs Associated with Exit or Disposal Activities

On October 30, 2023, the board of directors of the Company approved an update to the Company’s restructuring program (the “Program”), which commenced in the first quarter of 2023. The Program is designed to facilitate continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The updated Program is expected to generate approximately $50 million of annual cost savings in 2025. The Program includes (i) Operations and Technology Optimization, (ii) Compensation and Benefits, and (iii) Asset Impairment and Other Termination Costs. These actions are expected to be completed by the end of 2024.

The Company currently estimates that the updated Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $90 million which are expected to be recorded as exit and disposal activities and are broken down as follows:

Program Activity	Charges
Operations and Technology Optimization	$50 million
Compensation and Benefits	25 million
Asset Impairment and Other Termination Costs	15 million
Total	$90 million

The Company currently estimates that approximately 95% of the cumulative pre-tax charges relating to the Program will result in future cash expenditures.

Program charges are recognized as the costs are incurred over time in accordance with GAAP. The Company treats charges related to the Program as special items impacting comparability of results in its earnings disclosures.

The amounts and timing of all estimates are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. See “Cautionary Note Regarding Forward-Looking Statements” above.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.2

Eighth Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of July 5, 2023, by and among Ryan Specialty, LLC, and the other signatories party thereto, filed herewith.

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

10.20

Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC, dated as of July 5, 2023, by and among New Ryan Specialty, LLC, and the other signatories party thereto, filed herewith.

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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: November 2, 2023	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)