Form 10-K
period 2023-12-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2024-02-28
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-40645

RYAN SPECIALTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
155 North Wacker Drive, Suite 4000 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 312 784-6001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange (NYSE)

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2023 (the last day of the Registrant’s most recently completed second quarter) was $5,351,536,795.

On February 26, 2024, the Registrant had 260,223,699 shares of common stock outstanding, consisting of 118,634,081 shares of Class A common stock, $0.001 par value, and 141,589,618 shares of Class B common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14 which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2023.

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
•
“Exchange Act”: Securities Exchange Act of 1934, as amended.
•
“Founder”: Patrick G. Ryan.
•
“IPO”: Initial public offering.
•
“LLC”: Ryan Specialty, LLC, together with its parent New LLC, and their subsidiaries.
•
“LLC Common Units”: Non-voting common interest units following the Organizational Transactions initially of the LLC on and prior to September 30, 2021 and then subsequently of New LLC.
•
“LLC Operating Agreement”: the Eighth Amended and Restated Limited Liability Company Agreement of the LLC, as amended.
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

•
“New LLC”: New Ryan Specialty, LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Holdings, Inc.
•
“New LLC Operating Agreement”: The Third Amended and Restated Limited Liability Company Agreement of New LLC, as amended.
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

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, any future dividends, our plans, anticipated amount and timing of cost savings relating to the restructuring plan, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•
unsatisfactory evaluation of potential acquisitions, the integration of acquired businesses, and/or introduction of new products, lines of business, and markets;
•
our inability to successfully recover upon experiencing a disaster or other interruption in business continuity;
•
the impact of third parties that perform key functions of our business operations acting in ways that harm our business;
•
the cyclicality of, and the economic conditions in, the markets in which we operate and conditions that result in reduced insurer capacity or a migration of business away from the E&S market and into the Admitted market;
•
a reduction in insurer capacity to adequately and appropriately underwrite risk and provide coverage;
•
our international operations expose us to various international risks, including required compliance with legal and regulatory obligations, that are different, and at times more burdensome, than those set forth in the United States;
•
changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income;
•
failure to maintain the valuable aspects of our Company’s culture;
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
•
the inability to achieve the intended results of our previously announced restructuring program;
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
•
the challenges with properly assessing, and managing the adoption and use of, artificial intelligence technologies;
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
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders, the Ryan Parties, and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in this Annual Report.

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

Who We Are

We are the second-largest U.S. P&C insurance Wholesale Broker, according to premium volume reported in the 2022 Business Insurance broker rankings Special Report. Our distribution network encompasses over 700 individuals directly responsible for revenue generation in either Wholesale Brokerage or Binding Authority (each, a “Producer” and together, the “Producers”) who provide us access to over 20,000 retail insurance brokerage firms and over 250 insurance carriers. We are compensated for providing services primarily by commissions and fees.

Our business was founded to address the growing need for specialists in the increasingly important E&S market. For the year ended December 31, 2023, 78% of the total premiums we placed were in the E&S market. The growing relevance of the E&S market has been driven by the continued emergence of large, complex and high-hazard risks across many lines of insurance. These risks include more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding and convective storms, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business.

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

Based on data from AM Best, the U.S. E&S market (which comprised $98 billion of direct written premium in 2022) has grown at a CAGR of 9.9%, compared to 4.7% for the U.S. Admitted market, between 2010 and 2022. E&S market share as a percentage of total U.S. commercial insurance premium increased from 13.5% in 2010 to 21.9% in 2022. We believe the higher rate of growth of the E&S market is due to the shift towards complex risks, insulating the E&S market from broader economic trends. We expect that this trend will continue.

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

Our growth has been further supported by the rapid consolidation among retail insurance brokers and the consolidation of their wholesaler trading partner relationships. During 2023, retail insurance brokers completed 782 merger and acquisition (“M&A”) transactions according to OPTIS Partners, compared to 987 in 2022, 1,034 in 2021, and 795 in 2020. According to Business Insurance, this M&A velocity contributed to the Top 100 retail brokers growing revenue by over 13% in 2022. As retail brokers have become larger, they have looked to establish relationships with fewer, more trusted wholesale brokers. This approach, commonly known as “wholesale panel consolidation,” ensures that the retail brokers have quality, clarity, and consistency across their operations and insurance placement. The trend of wholesale panel consolidation started in 2011 among global retail insurance brokers and was subsequently replicated by middle-market retail brokers. We believe that retail insurance brokers favor having us on their wholesale panels as a preferred trading partner because we have national scale, top-flight talent, a full suite of product solutions, and are free from channel conflicts with their retail operations. As retail insurance brokers continue to grow and consolidate their wholesale panels, we expect that the amount of premiums we place from these existing retail broker relationships will grow.

Similarly, there has been meaningful consolidation among P&C insurance carriers over the past decade. This carrier consolidation likewise provided more opportunities for a smaller group of well-positioned insurance specialists best equipped to provide the necessary services with the requisite scale and talent.

Our core value proposition to retail insurance brokers and carriers is delivering best-in-class intellectual capital. Our people are our source of intellectual capital. We have sought to attract, develop, and retain many of the most skilled specialty insurance professionals in the industry. We seek to attract leading talent into our organization by offering a purpose-driven culture, a wide range of opportunities for career advancement and a platform for success through the breadth of our retail insurance broker relationships. We have access to over 20,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers. We have been highly successful in our recruiting and retention efforts and are a destination of choice for top-tier talent. Each of the cohorts of Producers hired since 2016 generated revenue which exceeded compensation costs by the end their second full year. Ensuring individual Producer book of business growth is critical for our business as it supports our organic growth, motivates our Producers, and fosters retention. In 2023, our Producer retention rate was 97%. We continue to make significant investments in people. We have formalized our Producer sourcing and development program through the establishment of Ryan Specialty University, allowing us to even more effectively cultivate talent across all specialties. We expect this program will continue to drive growth in the future.

Our Producers are able to offer retail insurance brokers multi-channel access to E&S and Admitted markets through our three Specialties: Wholesale Brokerage, Binding Authority, and Underwriting Management.

•
Wholesale Brokerage: Our Wholesale Brokerage Specialty operates predominantly under the brand “RT Specialty” along with others such as “RT ProExec” and “CERT.” Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines, and workers’ compensation insurance products from insurance carriers to retail brokerage firms. We provide insurance carriers with efficient variable-cost distribution in all 50 states through our extensive relationships with retail brokers. For the years ended December 31, 2023 and 2022, our Wholesale Brokerage Specialty generated $1,319.1 million in net commission and fees, representing 65.1% of our net commission and fees and $1,129.2 million in net commission and fees, representing 66.0% of our net commission and fees, respectively.
•
Binding Authority: Our Binding Authority Specialty operates under the “RT Specialty” and “RT Binding Authority” brands. Binding Authority provides timely and secure access to our carrier trading partners that have delegated underwriting authority and critical administrative and distribution responsibilities to us through our in-house binding agreements. A significant component of our growth in a majority of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria which allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. For the years ended December 31, 2023 and 2022, our Binding Authority Specialty generated $276.0 million in net commission and fees, representing 13.6% of our net commission and fees and $231.0 million in revenue, representing 13.5% of our net commission and fees, respectively.
•
Underwriting Management: Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “Ryan Specialty Underwriting Managers.” Our Underwriting Management Specialty offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through 21 MGAs and MGUs, which act on behalf of insurance carriers. These carriers have provided us the authority to design, underwrite and bind coverage, and administer policies for specific risks. We also have a National Programs Platform that, together with our MGAs and MGUs, offers commercial insurance for specific product lines or industry classes. Ryan Specialty Underwriting Managers offers a broad distribution platform through a network of retail and wholesale brokers including RT Specialty. For the years ended December 31, 2023 and 2022, our Underwriting Management Specialty generated $431.6 million in net commission and fees, representing 21.3% of our net commission and fees and $351.6 million in revenue, representing 20.5% of our net commission and fees, respectively.

We have significantly enhanced our human capital, product capabilities and geographic footprint through strategic acquisitions. Since inception, we have partnered with over 50 firms through acquisition. These firms represent a diverse mix of specialties and geographies, allowing us to better service both existing and prospective trading partners. The targets that we acquired in 2023 had revenues for the unaudited twelve-month period prior to acquisition of over $95 million. We are highly selective in our M&A strategy and focus on partners that share our long-term approach, inclusive culture and commitment to integrity and client centricity. We primarily source our acquisitions through proprietary dialogue with potential partners and selectively take part in auction processes in which we believe we have a differentiated approach or value proposition. We take a consistent and disciplined approach to deal structuring and integration in order to best ensure that our partners are positioned to succeed after the acquisition.

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

Our largest acquisition to date is All Risks, which closed in September 2020. All Risks was the fourth largest wholesale distributor in the United States at the time of the acquisition, according to Business Insurance’s 2020 rankings. All Risks possessed some key attributes we seek in our acquisition partners: a strong track record of organic revenue growth, enhancing our market presence, accretive to our talent base, complementary in products and geography, and possessing a high-quality management team that is aligned with our culture. Members of the executive team who joined as part of the All Risks Acquisition were instrumental in developing both our national, fully integrated Binding Authority Specialty and our program platform, the latter of which is part of our Underwriting Management Specialty. We believe these capabilities complement our Wholesale Brokerage Specialty by enhancing access to specialized product offerings across our business and driving growth.

The All Risks Acquisition advanced many of our strategic priorities, including leveraging technology to drive both productivity and efficiency. Considering its expertise in binding authority, the addition of the talented All Risks team increased our capacity to cost-efficiently secure coverage for smaller-premium policies through a best-in-class operating model that drives efficiency and eliminates unnecessary data entry and duplicative work. We completed the merger of the binding authority service model, technology platform, and premium scale of All Risks with our differentiated technology platform, RT Connector, in 2023.

RT Connector is a digital marketplace through which our retail clients and internal producers can receive quotes and bind policies online. It can produce multiple bindable quotes sourced from high-quality E&S carriers across several risk classes in minutes. In cases when certain risks do not fit into RT Connector’s highly automated underwriting criteria, the retail insurance broker is automatically directed to our Producers and underwriters for more traditional placement methods. This holistic approach and integrated service model allow us to better serve retail insurance brokers because we can place their smaller-premium accounts efficiently, aggregate more of their submissions rapidly, and bind more policies for them cost-effectively. We have also connected with several “digital first” retail trading partners as a wholesale digital distributor. Under these arrangements, policies that do not fit our trading partner’s Admitted markets platform are referred directly into RT Connector platform for access to E&S solutions.

Our financial performance reflects the strength of our strategy and business model, including a 20.4% increase in revenue from both year ended December 31, 2022 to December 31, 2023 and year ended December 31, 2021 to December 31, 2022. This rapid pace of growth was accompanied by Diluted earnings per share of $0.52 in both 2023 and 2022. Our Adjusted diluted earnings per share increased from $1.15 in 2022 to $1.38 in 2023. Please see “Note 12, Earnings (Loss) Per Share” in the footnotes to the Consolidated Financial Statements in this Annual Report for additional information. Adjusted diluted earnings per share is a non-GAAP metric. For a reconciliation of Adjusted diluted earnings per share to its most directly comparable GAAP metric, Diluted earnings (loss) per share, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures and Key Performance Indicators” included elsewhere in this Annual Report.

Industry Overview

As a wholesale distributor, we operate within the broader P&C insurance distribution market, which comprises both wholesale insurance brokers and retail insurance brokers. Wholesale and retail insurance brokers facilitate the placement of P&C insurance products in both the E&S and Admitted markets.

P&C Insurance Market

Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted or “standard” market and the E&S market. Approximately 78% of U.S. premiums are generated through the Admitted market, which has highly regulated rates and policy forms. As a result, products in the Admitted market are relatively uniform in price and coverage. According to data from AM Best, the E&S market comprised $98 billion of direct written premium in 2022. In the E&S market, insurance carriers have more flexibility to customize rates and coverage. This flexibility facilitates the underwriting of risks which are characterized by a complex profile, unique nature, size or are otherwise difficult to place. The overall top five U.S. writers of E&S products in 2022 included: Berkshire Hathaway Inc., American International Group, Inc., Markel Corporation, Fairfax Financial Group, and W.R. Berkley Corporation, with whom we maintain meaningful relationships. Lloyd’s, which represents a market of 87 syndicates, is also a prominent player in the E&S space and approximately 16% of 2022 E&S premiums in the United States was for insurance coverage placed in the Lloyd’s market according to AM Best.

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

Wholesale Insurance Distribution Market

The wholesale insurance distribution market enhances efficiencies for both retail insurance brokers and insurance carriers. Retail insurance brokers rely on wholesale distributors, such as ourselves, to assist in securing insurance coverage for complex or specialty risks. The primary market for these insurance placements is the E&S market, where retail insurance brokers often must utilize wholesaler distributors who have distinct expertise and execution capabilities with specialized carriers. According to AM Best, over the past five years wholesalers were involved in placing on average 85% of annual E&S premiums. E&S insurance carriers rely on wholesale insurance distributors for product expertise and distribution capabilities. By leveraging Ryan Specialty as a wholesale distributor, E&S insurance carriers are able to access a national network that includes over 20,000 retail insurance brokerage firms in a highly efficient manner, while simultaneously enhancing the quality of policy submissions by using a knowledgeable counterparty. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.

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

1.
Wholesale brokerage: 42% of 2022 E&S premiums were placed by wholesale insurance brokers without binding authority, according to AM Best. This method, also referred to as “open brokerage,” is most similar to our Wholesale Brokerage Specialty and includes a wide range and diversified mix of products.
2.
Program manager, MGA/MGU: 18% of 2022 E&S premiums were placed by program managers, including MGUs and MGAs, according to AM Best. This method is most similar to our Underwriting Management Specialty and allows wholesale distributors to underwrite coverage on behalf of an insurance carrier for a specific type of risk, with relatively expansive delegated authority subject to agreed-upon guidelines and limits.
3.
Wholesale brokerage with binding authority: 14% of 2022 E&S premiums were placed by wholesale insurance brokers with binding authority, according to AM Best. This method is most similar to our Binding Authority Specialty and utilizes in-house binding agreements, with a relatively limited scope of delegated authority, to facilitate rapid execution.

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

Compete with best-in-class intellectual capital and drive consistent innovation: Historically, wholesale distributors simply provided retail insurance brokers with E&S market access. We believe this practice is an antiquated go-to-market approach. The inherent weakness of this model has been illuminated as retail insurance brokers have consolidated and the risks placed into the E&S market have grown larger, have become more complex and are higher hazard. We are able to thrive by not just providing market access, but by also constantly offering differentiated and innovative solutions. Our professionals have extensive industry experience and deep product knowledge, allowing us to develop bespoke solutions in addition to providing distribution. By harnessing our collective knowledge, creativity, and relationships, we offer our clients and trading partners the expertise necessary to pursue new industries and new opportunities in an increasingly complex world. In order to foster our culture of innovation, we focus on recruiting, retaining, and developing the best-in-class wholesale professionals in the industry.

Deep connectivity with retail brokerage firms: While we empower our Producers to develop strong relationships with individual retail insurance brokers, we also engage with retail brokerage firms holistically. Our executive management team has long-standing relationships with the leadership teams at numerous retail brokerage firms; many of these relationships pre-date some of our management’s tenure at Ryan Specialty. Reporting to our executive management team are practice leaders who are aligned to the distribution channels within many retail brokerage firms. We employ experienced practice leaders across all broad classes of business, including property, casualty, and professional & executive liability coverages, in addition to specialists who run highly focused distribution channels such as construction, cyber, transportation, renewable energy, professional liability, medical stop loss and other employee benefits coverage, alternative risk, excess casualty, and transactional liability. Through our comprehensive connectivity with retail brokerage firms, we are able to deliver holistic, higher-quality, and more consistent solutions. We believe it takes strategic organizational design, deep existing relationships between retail brokerage firms, and executive management, practice leaders, and individual retail producers, as well as meaningful scale and top-tier talent, to achieve this level of connectivity.

Collaborative relationships with insurance carriers: We align with our carrier trading partners, providing them with access to specialized and often proprietary binding authority and underwriting management capabilities, broad distribution and deep industry expertise. We alleviate our more than 250 carrier trading partners of administrative burdens by offering 21 MGAs/MGUs and our National Programs Platform which together offer commercial insurance for specific product lines or industry classes. The diversity of our offerings enables our carrier trading partners to cost-efficiently access new risk classes in a timely manner, including on a delegated authority basis. We believe our carrier relationships are built on trust, industry credibility, and a proven track record of delivering attractive underwriting results. We work with the largest insurance carriers in the E&S industry, which have consistently provided us long-term capital support. We are trading partners with each of the top 25 U.S. E&S insurance carriers as ranked by AM Best, numerous Lloyd’s syndicates, U.K. and other international insurance companies. As a reflection of the strength of these relationships, our carrier trading partners will refer acquisition candidates to us, or proactively engage with us to develop new programs.

Comprehensive, full service product offering: Our success has been driven by our ability to provide broad and innovative product offerings that continue to meet the needs of our trading partners, regardless of complexity or risk profile. To provide this comprehensive level of service, we have developed a full suite of products, relationships, and capabilities. Our Wholesale Brokerage Producers are highly regarded for their ability to procure coverage for the largest, most complex, and high-hazard risks. Our Wholesale Brokers are able to place policies for challenging risks such as coastal properties, power generators, kidnap and ransom exposures, hospitals, trucking fleets and commercial transportation liability, large construction projects, and waste haulers. Our Binding Authority Producers are renowned for their ability to quickly bind smaller accounts with unique attributes. Our Underwriting Management Specialty offers retail and wholesale brokers a wide assortment of risk solutions for highly specialized needs, such as: renewable energy, construction, cyber, transportation, transactional liability, long-term care facilities, M&A representations and warranties, complex facilities, and catastrophe-exposed properties. Our comprehensive suite of products and services and our broad geographic footprint allow us to place coverage for nearly any risk brought to us by the over 20,000 retail insurance brokerage firms with which we do business. We believe that it would be difficult for a new entrant to replicate the intellectual capital behind the breadth and depth of our product offerings.

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

Visionary, iconic, and aligned leadership team: We were founded by Patrick G. Ryan, a widely respected entrepreneur and global insurance leader who previously founded Aon, the second-largest global retail insurance broker, and who served as Aon’s Chairman and/or CEO for 41 years. Mr. Ryan serves as our Chairman and CEO and is joined by an experienced leadership team, each member of which has significant exposure in the wholesale distribution market. For example, Timothy W. Turner began his career in the insurance industry in 1987. Prior to joining Ryan Specialty, he was with CRC Insurance Services, Inc. for 10 years and was its President at the time of his departure. Our management team and employees also have significant alignment with stockholders. As of December 31, 2023, we had over 600 employee stockholders, including all of our top 50 Producers. Our management team and employees remain committed to our vision of market leadership by providing differentiated intellectual capital, building trusted relationships and pioneering risk solutions.

Our Strategy

We intend to grow our business by pursuing the following strategies:

Attract, retain, and develop human capital: Our people are the key to our success, so we have long focused on attracting and developing the most talented professionals in the industry. Since the beginning of 2018, we have recruited 93 Producers who are now responsible for $635 million of annual premiums (figures exclude Producers who are not associated with a discrete book of business). Each of the recruited Producer cohorts since 2016 generated revenue that exceeded compensation costs by the end of their second full year. In recent years, we have formalized our production sourcing and development program, which was substantially enhanced by All Risks University, and which has further evolved into Ryan Specialty University. This development platform allows us to cultivate talent across all levels and specialties. We are able to retain new and tenured employees alike by offering unprecedented market access, supporting Producers in growing their books and providing broad opportunities for rapid career advancement within our organization. For example, in 2023 and 2022, 81% and 83%, respectively, of our Producers grew their book of business. Our ability to retain top talent is a core objective of our strategy, exemplified by the fact that from 2019 through 2023 our annual retention rate has exceeded 97% and further highlighted by the fact that since the All Risks Acquisition was completed, as of December 31, 2023, Producer retention from All Risks has been consistent with Ryan Specialty’s historical retention rates.

Lead with innovation in an ever-changing market: We believe that change is inevitable and necessary. Accordingly, our business is built to respond to rapidly shifting market conditions by constantly looking for ways to broaden and enhance our product offerings. For example, many of our 11 de novo MGUs were formed to respond to emerging risks such as life sciences (LifeScienceRisk®), renewable energy (PERse®), excess commercial general liability (Emerald Underwriting Managers), cyber (EmergIn Risk), and professional liability (CorRisk). We developed Ryan Re Underwriting Managers, LLC (“Ryan Re”) to serve as an MGU in collaboration with Nationwide to create new opportunities for both organizations to grow their presence in the specialty lines market, which in turn expanded the reach of our underwriting management services into the reinsurance market. We created RT Connector to be a unique technology entrant into the E&S space. RT Connector allows us to better serve retail insurance brokers by placing their smaller-premium accounts efficiently, evaluating more of their submissions rapidly, and binding more policies for them cost-effectively. We believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets. Further to this effort, we acquired Keystone Risk Partners at the end of 2022, representing our entrance into the alternative capital market and captive management business. Keystone advances our mission, allowing us to better serve our retail brokers to find innovative solutions for their clients. It also represents a niche growth opportunity in E&S to build and design coverage structures for some of the most complex risks, while allowing insureds greater control over their long-term insurance costs.

In 2023, we completed the acquisition of three companies that specialize in broking, distributing and underwriting employee benefits insurance products and services: ACE Benefit Partners, Point6 Healthcare, and AccuRisk Holdings. These acquisitions are core to our employee benefits platform, enabling us to provide our retail broker clients and other trading partners with employee benefits specialty products and services, including medical stop loss, group benefit captives, pharmacy, voluntary benefits, care management, and an integrated health solution. Our employee benefits practice extends our addressable market and provides additional value to our retail broker clients and their insureds. We have identified the following markets as near-term potential growth opportunities: employee benefits, nursing homes and other long-term care facilities, alternative risk offerings, cyber, transportation, life-sciences, public entities and municipalities, sports and entertainment venues, high net worth property, and New York construction and habitational spaces.

Pursue strategic acquisitions and align interests to enhance the network effect: Since our inception, we have a history of successfully executing and integrating acquisitions across a diverse mix of specialties and geographies. Our acquisition strategy is centered on increasing our intellectual capital, distribution reach, and product capabilities, which mutually reinforce one another. We take a consistent and disciplined approach to deal structuring and integration in order to ensure both that our partners are positioned to succeed after the acquisition and interests are aligned between ourselves and our new teammates. When we acquire Wholesale Brokerage businesses, they gain access to over 20,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers and exclusive product capabilities. When we acquire Underwriting Managers, they gain access to our wholesale Producers, deep carrier relationships, and visionary leadership. As we continue to grow, these positive network effects become stronger. The connectivity among our Specialties, as well as with key trading partners, enhances the value of our platform to recruited Producers and presents a highly attractive value proposition to acquisition partners.

Deepen and broaden our relationships with retail broker trading partners: Retail insurance brokers have multiple wholesale distribution relationships, even those that have consolidated their wholesale panels. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2023, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our 2023 organic revenue growth rate of 15.0%. Key to deepening our relationships with retail insurance brokers will be expanding our product offerings and enhancing our geographic footprint through organic initiatives, continued producer hires, and strategic acquisitions. In addition to deepening our relationships with existing clients, we will continue to broaden our footprint by establishing new retail broker trading partner relationships. Beyond the traditional wholesale P&C opportunities, we also expect to continue to expand our alternative risk offerings and our wholesale employee benefits specialty.

Build the largest and most comprehensive national binding authority business: We believe that both M&A consolidation and panel consolidation are in nascent stages in the binding authority market, providing us with meaningful growth opportunities. National scale in E&S distribution, underwriting expertise, and broad access to carrier capacity are key to building a cohesive binding authority platform. We have been diligently focused on all three elements and our efforts accelerated with the All Risks Acquisition, which is renowned for its binding authority capabilities. With a nationally scaled binding authority operation, as well as the capabilities existing within our Underwriting Management Specialty, we expect to be able to comprehensively address the opportunities in the delegated authority market, which represented 32% of E&S premiums in 2022 according to AM Best.

Invest in operations, invest in growth: We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market. These investments include core operational functions, ongoing new hire efforts, a visionary management team, and a robust acquisition integration effort. In addition, we have amassed a large underlying data set based on the over 2.5 million total policy submissions we receive annually. We expect to leverage this data set to further refine our pricing models, enhance our placement advice, and increase our efficiency. Even while deliberately making these investments, we have been able to generate substantial cash flow and drive operating leverage. We have historically used our cash flow to invest in the business and fund acquisitions. We expect to continue fortifying our platform to support future expansion and sustain significant organic growth.

Our Specialties

Wholesale Brokerage

Our Wholesale Brokerage Specialty is primarily focused on specialty insurance products that retail brokers and carriers have difficulty placing on their own due to the unique nature or size of the risk. Our Wholesale Brokerage professionals are creative and highly skilled problem solvers, assisting retail insurance brokers in crafting customized solutions. We pride ourselves on providing strategic advice, from coverage strategy and conception all the way through claims activity. To achieve optimal client outcomes, our professionals utilize both their expertise and our leading capabilities and resources. For the year ended December 31, 2023, our Wholesale Brokerage Specialty generated $1,319.1 million in net commission and fees, representing 65.1% of our total net commission and fees. Wholesale Brokerage operates predominantly under the brand “RT Specialty.”

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

Our Wholesale Brokerage Specialty has extensive relationships with blue-chip insurance carriers and retail insurance brokers. With regard to entities that our Wholesale Brokerage Specialty has a relationship with, there are no material concentrations in retail insurance brokers (top five: 27.6% of 2023 revenue), insurance carriers (top five: 21.9% of 2023 revenue), or internal Producers (top five: 16.1% of 2023 revenue). These concentration statistics reflect both Wholesale Brokerage and Binding Authority Specialties, as many producers utilize both placement strategies. During 2023, we conducted business with thousands of retail brokerage firms, including substantially all of the 100 largest United States retail brokers as identified by Business Insurance in 2022. We also work with small to mid-size retail brokerage firms that do not have direct access to certain of the insurance carriers with which we do business. We continue to benefit from the consolidation of wholesale broking relationships by many retail brokers due to our expertise, execution, and absence of conflicts with most retail brokers’ core businesses.

Binding Authority

We believe our Binding Authority Specialty to be among the largest binding authority platforms in the nation. For the year ended December 31, 2023, our Binding Authority Specialty generated $276.0 million in net commission and fees, representing 13.6% of our total net commission and fees. Our Binding Authority Specialty also operates under the brands “RT Specialty” and “RT Binding Authority.”

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

Underwriting Management offers insurance carriers cost-effective, specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGAs and MGUs, which act on behalf of insurance carriers that have given us relatively broad authority to underwrite and bind coverage, as well as critical product design, administrative and distribution responsibilities, for specific risks, and (often proprietary) National

Programs that offer commercial and personal insurance for specific product lines or industry classes. Professionals in the Underwriting Management Specialty often have a meaningful percentage of their compensation tied to underwriting performance to align interests with those of our carrier trading partners. For the year ended December 31, 2023, our Underwriting Management Specialty generated $431.6 million in net commission and fees, representing 21.3% of our total net commission and fees.

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

Our Recent Acquisitions

In January 2023, Ryan Specialty acquired certain assets of Griffin Underwriting Managers, which enhances our market presence in the Pacific Northwest, provides access to new appointments with critical carriers in this market, and allows us to better attract high quality production talent in this market.

In July 2023, the Company acquired certain assets of ACE Benefit Partners, Inc., a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC, a distributor of medical stop loss insurance and pharmacy solutions, and a provider of complex claims management services on behalf of retail brokers and third-party administrators, headquartered in Plano, Texas. Both ACE and Point6 provide foundational benefits capabilities to Ryan Specialty.

Also in July 2023, the Company acquired 100% of the equity of Socius Insurance Services, a national wholesale insurance broker headquartered in Northern California. Socius became part of RT Specialty and deepened our talent pool in complex lines of business such as management, professional, and cyber liability, as well as property and casualty insurance.

In December 2023, the Company acquired 100% of the equity of AccuRisk Holdings, LLC, a medical stop loss managing general underwriter located in Chicago, Illinois, thereby adding depth to our growing employee benefits practice.

Also in December 2023, the Company announced that it signed a definitive agreement to acquire Castel Underwriting Agencies Limited, a Managing General Underwriting (MGU) platform. Castel is headquartered in London, England with additional offices in the Netherlands and Belgium and operations in Singapore.

Seasonality

Our Wholesale Brokerage and Binding Authority Specialties typically experience higher revenues in the second and fourth calendar quarters of each year, primarily due to the timing of policy renewals. Our Underwriting Management Specialty typically experiences higher revenues in the fourth quarter, primarily due to the timing of policy renewals.

Clients

The insureds served by our clients operate in many businesses and industries throughout the United States, Canada, the United Kingdom, Europe, and certain other countries in which our subsidiaries operate. Our clients are retail brokers and agents, other intermediaries, and insurance carriers. The top five retail brokers in the United States account for 20.3% of our revenue, and no single retail broker accounted for more than 9.0% of total revenue in 2023. No carrier accounted for more than 7.3% of total revenue in 2023 (excluding all Lloyd’s syndicates combined).

Tax Receivable Agreement

We entered into the Tax Receivable Agreement with current and certain former LLC Unitholders. The Tax Receivable Agreement provides for the payment by us to the current and certain former LLC Unitholders, collectively, of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that we actually realize (or in some circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC and its subsidiaries that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including certain tax benefits attributable to payments that we make under the Tax Receivable Agreement (“TRA Payment Tax Attributes” and collectively with Exchange Tax Attributes and Pre-IPO M&A Tax Attributes, the “Tax Attributes”).

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

We have trademarks in the United States for “Ryan Specialty” and “RT Specialty.” The logo design for RT Specialty, and numerous of our other brand names and logos, are registered as trademarks in the United States and other jurisdictions. We have also registered numerous internet domain names related to our business. Some of our most important brand names are not yet registered, and we rely on common-law trademark protection to protect this intellectual property.

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

See “Risk Factors — Risks Related to Legal, Regulatory and Intellectual Property Issues” included elsewhere in this annual report for a more comprehensive description of risks related to our intellectual property.

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

Fiduciary Funds

Insurance authorities in the United States, United Kingdom, and certain other jurisdictions in which our subsidiaries operate have also enacted laws and regulations governing the retention and investment of funds, such as premiums, claims proceeds and premium taxes, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.

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

Privacy and Data Security

Federal law and the laws of many states require financial institutions and entities involved in health care insurance to protect the privacy and security of personal information. Many of these laws require notice about policies and practices relating to collection and disclosure of personal information and regulate its retention, use, disclosure, and disposal. Many states have adopted strict cybersecurity laws and regulations requiring that we adopt security standards to protect personal information and provide notification of cybersecurity incidents under certain circumstances. In addition, we are also subject to laws granting individuals the right to access, amend, or delete their personal data. In the coming year, regulators are expected to take additional action to regulate artificial intelligence and automated decision-making that uses personal information and affects individuals. Regulators are also expected to step up enforcement of existing privacy law.

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

As of December 31, 2023, we employed approximately 4,350 people with 110 offices across the United States, Canada, the United Kingdom, Europe, and Singapore. We also engage temporary employees and consultants and none of our employees are represented by unions. We offer competitive compensation and benefits programs in order to attract and retain top talent. We have high employee engagement and ownership, low turnover and consider our current relationship with our employees to be very good.

Ryan Specialty is committed to building, growing, and sustaining a diverse workforce reflective of society throughout the entirety of the organization. We aspire to cultivate a company that is both inclusive and equitable, where every employee is recognized and assessed based on their performance and contributions. With leadership support and sponsorship, we strive to further evolve our Diversity, Equity & Inclusion program to foster a culture where all employees can thrive and excel. Our values set the foundation for what our Company represents, and we are proud to have “Inclusion” as a core value as it creates a culture and environment where people can be their best self and do their best work; but more importantly, we harness our differences and commonalities to better serve our clients, trading partners, workforce, and communities.

The attraction, development, and retention of employees is a critical factor in our success. As a result, we provide training and development programs for our newest teammates, that embed teaching of our core values, along with those essential critical elements of building an inclusive environment. Our training approach is critical for our future growth and ability to recruit and develop the best of the best. We also partner with a number of nonprofit, community, and industry organizations to attract, support, develop, and retain diverse talent.

Availability of SEC Filings

Our internet address is www.ryanspecialty.com. We are subject to the informational requirements of the Exchange Act and, in accordance therewith, we file annual, quarterly and current reports and other information with the SEC. Copies of our reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports filed with the SEC, and any reports of beneficial ownership of our Common Stock filed by executive officers, directors and beneficial owners of more than 10% of our outstanding common stock are posted on, and may be obtained through, our investor relations website, ir.ryanspecialty.com, or may be requested in print, at no cost, by email at ir@ryanspecialty.com or by mail at Ryan Specialty Holdings, Inc., 155 North Wacker Drive, Suite 4000, Chicago, Illinois 60606, Attention: Investor Relations.

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
•
unsatisfactory evaluation of potential acquisitions, integration of acquired businesses, and/or introduction of new products, lines of business, and markets;
•
our inability to successfully recover upon experiencing a disaster or other interruption in business continuity;
•
the impact of third parties that perform key functions of our business operations acting in ways that harm our business;
•
the cyclicality of, and the economic conditions in, the markets in which we operate and conditions that result in reduced insurer capacity or a migration of business away from the E&S market and into the Admitted market;
•
a reduction in insurer capacity to adequately and appropriately underwrite risk and provide coverage;
•
our international operations expose us to various international risks, including required compliance with legal and regulatory obligations, that are different, and at times more burdensome, than those set forth in the United States;
•
changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income;
•
failure to maintain the valuable aspects of our Company’s culture;
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
•
the inability to achieve the intended results of our previously announced restructuring program;
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
•
the challenges with properly assessing and managing the adoption and use of artificial intelligence technologies;
•
the failure or take-over by the FDIC of one of the financial institutions that we use;
•
our inability to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices;
•
our international operations expose us to various international risks, including exchange rate fluctuations;

Risks Related to Legal, Regulatory and Intellectual Property Issues

•
the impact of governmental regulations, legal proceedings and governmental inquiries related to our business;
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
•
changes in our credit ratings;

Risks Related to Our Organizational Structure and our Class A Common Stock

•
risks related to the payments required by our Tax Receivable Agreement; and
•
risks relating to our organizational structure that could result in conflicts of interests between the LLC Unitholders, the Ryan Parties, and the holders of our Class A common stock;

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

While we manage some of our information technology systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown or interruption from a variety of sources, including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication, and electrical failures or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

Our investigation is complete, and the Company does not believe that the security event was material or that it had a material impact on the Company’s business, operating results or financial condition. We believe we have complied with applicable laws in notifying these individuals, either directly or through substitute notice, offering information, resources and up to two years of credit monitoring, as well as providing proper notice to various governmental departments and agencies and state regulators, including departments of insurance and other such departments or agencies with oversight over regulated insurance entities. If we are the victim of a successful data breach and fail to make requisite notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with the breach, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Moreover, future incidents could occur with respect to our systems or the systems of our third-party service providers, as well as any other data breaches or other misuse or disclosure of our participant or other data, could lead to improper use or disclosure of Company information, including personally identifiable information or protected health information obtained from our participants, and information from employees. Any such breach or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.

If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. While we select our clients and third-party vendors carefully, cyberattacks and security breaches at a client or vendor could adversely affect our ability to deliver products and services to its customers and otherwise conduct its business and could put our systems at risk. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in an acquisition targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. These types of breaches affecting us, our clients or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.

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

Improper disclosure of confidential, personal, or proprietary data, whether due to human error, misuse of information by employees or counterparties, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputation damage, which in turn could have an adverse effect on our reputation, regulatory compliance status, operations, sales and operating results.

We maintain confidential, personal, and proprietary information relating to our Company, our employees, and our clients. This information includes personally identifiable information, protected health information, and financial information. We are subject to data privacy laws and regulations relating to the collection, use, retention, security, and transfer of this information. The inability to adhere to or to successfully implement processes and controls in response to these laws, rules and regulations could impair our reputation, restrict our ability to operate in certain jurisdictions, or result in additional legal liability, which in turn could adversely impact our reputation, regulatory compliance status, operations, and operating results.

Our business may be harmed if we lose our relationships with retail brokers, insurance carriers or other trading partners, we fail to maintain good relationships with retail brokers, insurance carriers or other trading partners, we become dependent upon a limited number of retail brokers, insurance carriers or other trading partners or we fail to develop new retail broker, insurance carrier or other trading partner relationships.

Our business typically enters into contractual relationships with insurance carriers, retail brokers and other trading partners that are sometimes unique to us, but nonexclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice.

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

Similarly, retail brokers and other trading partners could develop their own wholesale distribution channels or choose to work with wholesale distributors other than us. This could reduce the number of submissions we receive which could result in reduced commissions. Our business could also be harmed if we fail to develop relationships with new retail brokers or other sources of business.

Historically, wholesale brokers and other wholesale distributors have been involved in a very high percentage of risks placed in the E&S market. In addition to the potential for retail brokers developing their own wholesale distribution channels or choosing to work with wholesale distributors other than us, retail brokers often might prefer to place business directly with insurance carriers, without the involvement of a wholesaler. There is a risk to our business that insurance carriers will accommodate the retail broker’s preference to place business directly with the E&S insurer as opposed to through a wholesale broker or other wholesale distributor.

In the future, we may have a reduced number of insurance carriers or retail brokers with which we trade or derive a greater portion of our commissions and fees from a more concentrated number of insurance carriers, retail brokers or other trading partners as our business and the insurance industry evolve. The three largest insurance carriers (excluding Lloyd’s syndicates) with which we place business represented an aggregate of 15.3% and 15.4% of our revenues for the years ended December 31, 2023 and 2022, respectively. The three largest retail brokers with which we place business represented 19.4% and 19.6% of our revenues for the years ended December 31, 2023 and 2022, respectively. Should our dependence on a smaller number of insurance carriers, retail brokers or other trading partners increase, whether as a result of the termination of relationships, consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance companies or retail brokers dominate a geographic area, lines of business or market segment. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, financial condition and results of operations.

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

As part of our role in distributing insurance products and services, we rely upon trusted trading partners to provide risk-bearing insurance capital, collect and transmit funds, and to provide other products and services. If one or more of these trading partners, whether negligently or intentionally, fails to provide the risk-bearing insurance, capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages and reputational harm. During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses arising from the original placements. For additional discussion, see “Note 16—Commitments and Contingencies” in the footnotes to the consolidated financial statements in this Annual Report.

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

Our business strategy includes plans to continue to make acquisitions and we face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, and markets.

As part of our business strategy, we have made, and intend to continue to make, acquisitions, including acquisitions in lines of business that are natural adjacencies. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses.

If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. Many of the businesses and assets that we have acquired or may acquire have unaudited historical financial statements or records that have been, or will be, prepared by the management of such companies and have not been, or will not be, independently reviewed or audited. We cannot be certain that the financial statements or records of companies or assets we have acquired or may acquire would not, or will not, be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

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

From time to time, either through acquisitions or internal development, we enter new distribution channels or lines of business or offer new products and services within existing lines of business. These new distribution channels, lines of business, or new products and services present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources to recruit, hire, and retain personnel and develop the products, the risks involved with the management of the integration process and development of new processes and systems to accommodate complex programs, and the risk of financial guarantees and additional liabilities associated with these efforts.

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

Our operations are conducted in numerous countries including the United States, the United Kingdom, Canada, Europe, and Singapore. Accordingly, we are subject to regulatory, legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including the potential for:

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
•
trade barriers.

Our performance can be affected by global economic conditions as well as geopolitical tensions and other circumstances with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s incursion into Ukraine, tension between the United States and China, conflict in the middle east, supply chain issues, economic sanctions, the volatility of oil prices, and heightened concerns about cyber attacks. Inflation and hyper-inflation have resulted in market volatility and rising interest rates, increasing global tensions and creating uncertainty for global commerce and instability in the global capital markets. Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, financial condition, and results of operations.

Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income and adversely affect our financial condition or results.

Operating funds available for corporate use were $838.8 million and $992.7 million at December 31, 2023 and 2022, respectively, and are reported in Cash and cash equivalents. Funds held on behalf of clients and insurers were $917.5 million and $774.7 million at December 31, 2023 and 2022, respectively, are reported in Fiduciary cash and receivables on the balance sheet, and are held in fiduciary bank accounts. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds within Fiduciary investment income and Interest expense, net, respectively, if the yields on investments deemed to be low risk fall below their current levels. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work

If we cannot maintain the valuable aspects of our Company’s culture as we grow, our business may be harmed.

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

Furthermore, post pandemic we have transitioned into a flexible working model that allows for some degree of remote work that we believe will maintain our Company’s culture. However, it is too early to tell if this flexibility will provide sufficient in-person collaborative time to effectively maintain our culture. Failure to preserve the valuable aspects of our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Additionally, as we shift to a hybrid work model post pandemic, we may need to reallocate our investment of resources and closely monitor a variety of regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our Company’s culture, it could materially impair our ability to service and attract new clients, all of which would materially and adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to obtain payment from our clients or insurer trading partners of the amounts they owe us for the work we perform. As of December 31, 2023, our receivables for our commissions and fees were approximately $294.2 million, or approximately 14.2% of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.

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

As of December 31, 2023, we had $1.6 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We review goodwill for impairment at the reporting unit level, which coincides with the operating business. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. We completed our most recent evaluation of impairment for goodwill as of October 1, 2023, and determined that the fair value of goodwill is not less than its carrying value. We will also consider qualitative and quantitative developments between the date of the goodwill impairment review, October 1 and December 31 to determine if an impairment may be present. No impairments were recorded for the years ended December 31, 2023 and 2022. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. For additional discussion, see “Note 2—Summary of Significant Accounting Policies” and “Note 7—Goodwill and Other Intangible Assets” in the footnotes to the consolidated financial statements in this Annual Report.

As of December 31, 2023, we had $610.7 million. of amortizable intangible assets, primarily consisting of customer relationship intangibles acquired in connection with the All Risks Acquisition. The carrying value of these intangible assets is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that the carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended December 31, 2023 and 2022.

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

We may lose clients or business as a result of consolidation within, or the expansion of specialty services provided by, the retail insurance brokerage industry.

We derive a substantial portion of our business from our relationships with retail insurance brokerage firms. There has been considerable consolidation in the retail insurance brokerage industry, driven primarily by the acquisition of small and mid-size retail insurance brokerage firms by larger brokerage firms, financial institutions or other organizations. We expect this trend to continue. As a result, we may lose all or a substantial portion of the business we obtain from retail insurance brokerage firms that are acquired by other firms who have their own wholesale insurance brokerage operations or established relationships with other wholesale insurance brokerage firms. In addition, retail insurance brokerages may decide to create or expand their ability to provide specialty services. To date, our business has not been materially affected by consolidation among retail insurance brokers or by the specialty services currently provided directly by certain of the retail brokers with which we do business. However, we cannot be assured that we will not be affected by industry consolidation or specialty expansion at the retail level that occurs in the future, particularly if any of our significant retail insurance brokerage clients are acquired by retail insurance brokers with their own wholesale insurance brokerage operations or preferred relationships with wholesalers other than Ryan Specialty.

If any of our MGA or MGU programs are terminated or changed, our business and operating results could be harmed.

In our Underwriting Management Specialty, we act as an MGA or an MGU for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our Underwriting Management Specialty generated 21.3% and 20.5% of our consolidated total net commissions and fees for the years ended December 31, 2023 and 2022, respectively. Our MGA and MGU programs are governed by contracts between us and the insurance carriers. These contracts establish, among other things, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA or MGU programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA or MGU programs will not be terminated or modified in the future. Moreover, we cannot be assured that we will be able to replace any of our MGA or MGU programs that are terminated with a similar program with other insurance carriers.

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

Our success depends, in part, on our ability to develop and implement technology-based solutions that anticipate or keep pace with rapid and continuing changes in technology, operational needs, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, keep pace with insurtech, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems and digital distribution platforms will achieve the intended efficiencies, and such unrealized savings or benefits could affect our results of operations. There is no assurance that our technological investments will properly facilitate our operational needs, and any failure of technology and automated systems to function or perform as expected could harm our operations, business and financial condition. Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in RT Connector. Our competitors are developing competing online platforms, and their success in this space may impact our ability to differentiate our services to our clients through the use of novel technological solutions. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow to innovate or unable to take advantage of these developments.

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

We rely on data from our clients and third parties for pricing and underwriting insurance policies, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, climate events or weather patterns and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyberterrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our insurance carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our supplemental or contingent commissions, which are primarily driven by growth and profitability metrics. A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.

We may use artificial intelligence in our business, and challenges with properly adopting and managing its use could result in reputational harm, competitive harm, legal liability, and could adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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

Our offices are geographically dispersed across the United States, the United Kingdom, Canada, Europe, and Singapore, and we may not be able to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices, which could harm our business and operating results.

At December 31, 2023, we had 110 offices across the United States, the United Kingdom, Canada, Europe, and Singapore. Some of these offices are under the day-to-day management of individuals who previously owned acquired businesses or played a key role in the development of an office. These individuals may not report negative developments that occur in their businesses to management on a timely basis because of, among other things, the potential damage to their reputation, the risk that they may lose all or some of their operational control, the risk that it could impair financial earnouts or incentive compensation, or the risk that they may be personally liable to us under the indemnification provisions of the agreements pursuant to which their businesses were acquired. Moreover, there can be no assurances that management will be able independently to detect adverse developments that occur in particular offices. We review the performance of our offices on a monthly basis, maintain frequent contact with all of our offices and work with our offices on an annual basis to prepare a detailed operating budget for revenue production by office. Although we believe that these and other measures have allowed us generally to detect and address known operational issues that might have a material effect on our operating results, they may not detect all issues in time to permit us to take appropriate corrective action. Our business and operating results may be harmed if our management does not become aware, on a timely basis, of negative business developments, such as the possible loss of an important client, threatened litigation or regulatory action, or other developments.

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

Approximately three percent of our revenues for each of the years ended December 31, 2023 and 2022 were generated outside of the United States. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other currencies. Exchange rate movements may change over time, and they could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, financial condition, results of operations and cash flow. For additional discussion, see “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Risks Related to Legal, Regulatory and Intellectual Property Issues

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

Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The European Union’s General Data Protection Regulation (the “EU GDPR”) imposes a range of compliance obligations, increased financial penalties for noncompliance, and extended the scope of the EU data protection law to all companies processing data of EU residents, wherever the company’s location. Accordingly, we may experience significant fines and penalties if we fail to comply with the EU GDPR. Following the implementation of the EU GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Additionally, some countries have also proposed sweeping new data protection laws. For example, Canada is proposing significant changes to its federal privacy law. Accordingly, the challenges we face in the EU also apply to other jurisdictions that adopt laws similar to the EU GDPR or regulatory frameworks of equivalent complexity.

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

In the United States, the California Consumer Privacy Act (the “CCPA”) came into effect in January 2020 and has been amended several times. The CCPA, as amended by the California Privacy Rights Act, requires increased transparency and data subject rights such as access and deletion, an ability to opt out of the “sale” or “sharing” of personal information, and the ability to limit the disclosure of “sensitive” personal information. Following the expiration of the CCPA’s previous business to business and employment exemptions, personal information relating to employees and business representatives is now in scope. The CCPA also created the California Privacy Protection Agency, which is proposing extensive new regulations concerning such matters as risk assessments, cybersecurity audits, and artificial intelligence. Following the passage of the CCPA, multiple other U.S. states have passed their own privacy laws, although to date most of these do not apply to the financial services industry. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape. There also remains the possibility that a federal privacy law will be implemented. In addition, the National Association of Insurance Commissioners is working on a revised model privacy law that, if adopted by the states, would further expand consumer privacy rights and regulatory requirements applicable to the insurance industry.

In addition to data protection laws, certain countries and U.S. states are enacting cybersecurity laws and regulations. For example, in 2017 the New York State Department of Financial Services issued cybersecurity regulations which imposed an array of detailed security measures on covered entities. These regulations have now been amended to add additional data security requirements on entities licensed to conduct financial services business in New York, including, among other requirement, independent audits, annual risk assessments, reporting of all ransomware attacks, and management’s allocation of appropriate resources to cybersecurity programs. Many other states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. In addition, the risk of noncompliance poses significant regulatory risk, including the potential for fines and penalties.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework (“EU-US DPF”). The EU-US DPF imposes new requirements and obligations on private companies and governmental agencies. The legal landscape applicable to data privacy continues to remain in flux. We will need to continue to carefully monitor developments in this area to help facilitate compliance. The risk of noncompliance poses significant regulatory risk, including the potential for fines and penalties.

Our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increase our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. With our entry into distributing employee benefits insurance products and services, compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) has become a more significant factor for our business.

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

It is expected that the insurance and financial services industries will face greater regulation regarding the use of artificial intelligence and automated decision-making that affects individual consumers. For example, the National Association of Insurance Commissioners has proposed a model bulletin for states to adopt that would guide the insurance industry towards assuring that the use of such technologies does not cause unfair discrimination. We will need to continue to carefully monitor developments in this area to help facilitate compliance. The risk of noncompliance poses significant regulatory risk, including the potential for fines and penalties.

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

We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2023, our E&O insurance policy tower has a $100.0 million limit per occurrence and in the aggregate, and we are responsible for paying a self-insured retention of up to $2.5 million per claim. If we exhaust or materially deplete our coverage under our E&O policy, it could have a significant adverse financial impact. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage.

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project (“BEPS”) initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Further details regarding implementation of these rules are expected to be finalized in the near future. These rules, should they implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.

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

We have a substantial amount of indebtedness under our Credit Facilities, which requires significant interest and principal payments. As of December 31, 2023, we had, on a consolidated basis, $2,013 million aggregate principal amount of outstanding indebtedness, including $400.0 million related to the Senior Secured Notes and $1,613 million of borrowings under our Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and no borrowings under our Revolving Credit Facility. We have commitments available to be borrowed under the Revolving Credit Facility of $599.3 million (not including $0.7 million of undrawn letters of credit), subject to customary conditions, all of which would be secured on a first-priority basis if borrowed. Our substantial indebtedness could have significant effects on our business. Our substantial indebtedness could have significant effects on our business and consequences to holders of the Notes. For example, it could:

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

We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, indebtedness service requirements (including payments on the Senior Secured Notes) and capital expenditures. A substantial portion of our indebtedness is floating rate. We have observed significant interest rate increases, variability and volatility. Should interest rates remain elevated or increase further, we could have increased interest expense. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

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

The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of the LLC is allocated to the LLC Unitholders, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of the LLC. Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to the LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we may realize as a result of the Organizational Transactions, and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the Tax Receivable Agreement; however, as of December 31, 2023, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $358.9 million associated with the payments to be made to current and certain former LLC Unitholders subject to the Tax Receivable Agreement. Under the LLC Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders and will be calculated without regard to any applicable basis adjustment from which we may benefit under Section 743(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

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

Each LLC Unitholder, other than the Company, has an equivalent number of shares of our Class B common stock which are entitled to 10 votes per share. As of December 31, 2023, the Ryan Parties owned 79% of the shares of our outstanding Class B common stock, thereby giving the Ryan Parties the ability to control the outcome of matters requiring the approval of our stockholders, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Even if the Ryan Parties own significantly less than a majority of the shares of our outstanding Class A and Class B common stock, they will still have the ability to control the outcome of matters requiring the approval of our stockholders. Because the Ryan Parties hold most of their economic ownership interest in our business through the LLC, rather than through the public company, the Ryan Parties may have conflicting interests with holders of shares of our Class A common stock. For example, the Ryan Parties may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax considerations or other considerations even where no similar benefit would accrue to us.

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

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with the current and certain former LLC Unitholders. Pursuant to the Tax Receivable Agreement, we may be required to make cash payments to the current and certain former LLC Unitholders, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units, (ii) certain tax attributes of the LLC and subsidiaries of the LLC that existed prior to the IPO, (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current or certain former LLC Unitholders, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2023, the Company has recorded Tax Receivable Agreement liabilities in the Consolidated Balance Sheets for the amount of $358.9 million associated with the payments to be made to current and certain former LLC Unit holders subject to the TRA. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the current and certain former LLC Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in the LLC.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, the Ryan Parties, which include our founder, chairman and chief executive officer, control approximately 74% of the voting power of our outstanding capital stock, which means that, based on their percentage voting power the Ryan Parties control the vote of all matters submitted to a vote of our stockholders. This control enables the Ryan Parties to control the election of the members of the Board and all other corporate decisions. Even when the Ryan Parties cease to control a majority of the total voting power, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval as set forth in a Director Nomination Agreement. Accordingly, for such period of time, the Ryan Parties will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.

In addition, we entered into a Director Nomination Agreement with the Ryan Parties and Onex that provides the Ryan Parties the right to designate (in each instance, rounded up to the nearest whole number if necessary): (i) all of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, 50% or more of the total number of shares of our common stock beneficially owned by the Ryan Parties upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) 50% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 40%, but less than 50% of the Original Amount; (iii) 40% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 30%, but less than 40% of the Original Amount; (iv) 30% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 20%, but less than 30% of the Original Amount; and (v) 20% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 10%, but less than 20% of the Original Amount, which could result in representation on our Board that is disproportionate to the Ryan Parties’ beneficial ownership. Upon the death or disability of Patrick G. Ryan, or at such time that he is longer on the Board or actively involved in the operations of the Company, the Ryan Parties will no longer hold the nomination rights specified in (i) through (v); however, the Ryan Parties will have the right to designate one nominee for so long as the Ryan Parties control, in the aggregate, 10% or more of the Original Amount. In addition, for so long as the Ryan Parties hold the nomination rights specified in (i) through (v), the Ryan Parties have the right to nominate the chairman of the Board. The Director Nomination Agreement also provides that the Ryan Parties may assign such rights to an affiliate. The Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Ryan Parties.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to further invest, resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may result in a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee or agent of ours owed to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the Company or any director, officer, employee or agent of ours arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws (as either may be amended, restated, modified, supplemented or waived from time to time) (iv) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or the bylaws (as either may be amended), (v) any action asserting a claim against the us or any director, officer, employee or agent of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This provision would not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, against us or any director, officer, employee or agent of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.

Future sales, or the possibility of future sales, of a substantial number of our shares of Class A common stock could adversely affect the price of our shares of Class A common stock.

Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. As of December 31, 2023, a significant number of Class A common stock (or LLC Common Units exchangeable for Class A common stock) were held by certain of our pre-IPO equity holders which are not otherwise, or are no longer, subject to either vesting or other sales restrictions imposed by the Company. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon the exchange of LLC Common Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the registration rights agreement pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the Ryan Parties, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue, under the Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to vesting and certain limitations imposed by us and as applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.

There can be no assurance that we will declare additional cash dividends.

On February 27, 2024, we announced our first cash dividend. The payment of any cash dividends in the future is subject to continued capital availability, market conditions, applicable laws and agreements, and our Board continuing to determine that the declaration of dividends are in the best interests of our stockholders. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare additional cash dividends in the future in any particular amounts, or at all.

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

•
changing economic conditions (including inflationary pressures and any related interest rate volatility);
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

All companies that maintain sensitive or confidential data or utilize technology are subject to the threat of unauthorized persons gaining unapproved access to systems or components of systems. In order to mitigate this threat to our business, we take a comprehensive approach to cybersecurity risk management. We have devoted significant resources to implement and maintain cybersecurity measures to meet regulatory requirements and the expectations of our clients, trading partners, and other stakeholders. We intend to continue to evolve our cybersecurity defenses and strategy and to make significant investments to maintain the security of our data and cybersecurity infrastructure.

We face a number of cybersecurity risks in connection with our business. As of the date of this report, we are not aware of any cybersecurity incidents that materially impacted the Company in the last three years. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition to date, we have, from time to time, experienced threats to and unauthorized persons gaining unapproved access to, including breaches of, our data and systems, including insider threats and phishing attacks. For more information about the cybersecurity risks we face, see “Risk Factors – We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results” included elsewhere in this Annual Report

Risk Management and Strategy

Ryan Specialty’s processes for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management program, which is overseen by our Audit Committee and the Board. We have established comprehensive cybersecurity policies, standards, processes, practices, and controls to mitigate the risk of cyber threats, and we continually invest in prevention and detection technology and employee training to enhance our cybersecurity posture. Our cybersecurity risk management program leverages and strives to align with the U.S. National Institute of Standards and Technology Cybersecurity Framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond, and recover.

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, legal, compliance, IT, and business leaders meet regularly to develop strategies for preserving the confidentiality, integrity, and availability of Company, employee, and third-party information provided to us; identifying, preventing, and mitigating cybersecurity threats; and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding legal and regulatory compliance, public disclosure, and reporting of such incidents can be made by management and presented to the Audit Committee of the Board (the “Audit Committee”) and the Board, as necessary, in a timely manner.

Risk Assessment and Technical Safeguards

Our Information Security Steering Committee (the “Security Committee”), which is led by our Company’s Chief Information Security Officer (“CISO”), meets quarterly to prioritize and align actions with business priorities, manage issues, and respond to changes in regulatory requirements. At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants) and includes a tabletop exercise and external and internal penetration testing. The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our preventive and detective security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to members of management, the Audit Committee, which is comprised solely of independent directors, and the Board. Throughout the year we do vulnerability testing. We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on industry best practices, vulnerability assessments, cybersecurity threat intelligence, input from consultants, and incident response experience.

Monitoring and Incident Response Plan

Information Security risks are monitored by our security operations center team along with managed services providing 24x7x365 monitoring and response. Ryan Specialty retains third-party resources with a leading cybersecurity company for incident response when needed, including remediation. We apply lessons learned from our defense and monitoring efforts to help manage and prevent future incidents. We have established a comprehensive incident response plan that is regularly tested and evaluated to confirm its effectiveness. In the event our CISO determines a cybersecurity incident needs to be escalated, she engages our critical escalation team who, with the assistance of third-party consultants, will make the determination as to whether the incident is material and whether escalation to senior management, the Audit Committee, and/or the Board is required.

Third-Party Risk Assessments

We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard terms and conditions contain contractual provisions requiring certain security protections and require those vendors and providers, that meet certain risk profiles, to meet appropriate security requirements, controls, and responsibilities.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of properly handling and protecting Company, employee, and third-party data, including through annual privacy and security training to enhance employee awareness of how to recognize, detect, and respond to cybersecurity threats. In addition to the annual training requirements, we regularly send employees mock phishing emails to test their ability to assess incoming email threats.

For companies that we acquire, our integration efforts include, where appropriate, workable timelines for alignment on information security, data privacy, cybersecurity and employee education.

Governance

Board Oversight

The Audit Committee oversees our overall enterprise risk assessment and risk management policies including risks related to cybersecurity. The Board and Audit Committee set the tone at the top by providing oversight and establishing expectations for the overall effectiveness and efficiency of the information security program. Each quarter, our CISO provides a quarterly update to the Audit Committee about our cybersecurity program, including detection, mitigation, and remediation of significant incidents, if any, that occurred during the quarter. Additionally, on an annual basis, the CISO delivers reports to the Board and Audit Committee with an annual cybersecurity risk assessment that includes information concerning the prevention, detection, mitigation, and remediation of cybersecurity incidents, if any, including material security risks and information security vulnerabilities. The Audit Committee provides a quarterly summary of all important issues to the full Board.

In addition, if warranted based on our response plan, cyber security incidents will be escalated to the attention of the Audit Committee while such incidents are ongoing.

Management’s Role

Primary responsibility for assessing and managing our cybersecurity risks rests with our CISO, who reports to our Chief Risk Officer (“CRO”). Both are members of our Security Committee, which is a governing body that drives alignment on security decisions across the Company. The Security Committee includes management across the departments and functions of the organization to enable transparency and alignment with the business’ strategic goals and objectives. The Security Committee responsible for managing and implementing the Company’s cybersecurity programs has many years of valuable business experience managing risks and developing and implementing cybersecurity policies and procedures. Our CISO has extensive experience in information security, managing cybersecurity programs and cybersecurity risks, and has served in various roles in information technology and information security for almost 30 years, including serving as the CISO at another large public company. She holds an undergraduate degree in Information and Decision Sciences. Our CRO has spent his entire career in the area of Enterprise Risk Management, including serving as CRO of multiple financial services companies, as well as in the public sector as a regulator in improving safety and soundness of financial institutions during the 2008 financial crisis. He holds an undergraduate degree in finance and is commissioned by the Federal Reserve as a regulatory examiner.

Item 2. Properties

Our corporate headquarters are in Chicago, Illinois, where we currently lease just over 40,000 square feet of office space under a newly leased space that incorporates our remote work flexibility into our post-pandemic operating model and we will continue to look at all of our offices to maximize size and efficiency. We have additional office locations in 32 U.S. states as well as in Canada, the United Kingdom, Europe, and Singapore where, as of December 31, 2023, we lease a total of approximately 985,000 square feet. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. For further information, please see “Note 16, Commitments and Contingencies” in the footnotes to the consolidated financial statements in this Annual Report.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of Class A common stock, $0.001 par value per share, are traded on the New York Stock Exchange under the trading symbol RYAN. Our Class B common stock is not listed nor traded on any stock exchange.

On February 26, 2024 we had approximately 170 stockholders of record of our Class A common stock and 77 stockholders of record of our Class B common stock.

Dividend Policy

Prior to 2024, we had never declared or paid any cash dividend on our Class A common stock. On February 27, 2024, our Board declared a one-time special cash dividend of $0.23 per share on our outstanding Class A common stock. In addition, the Board initiated a regular quarterly dividend of $0.11 per share on our outstanding Class A common stock. Both the special and regular quarterly dividend will be payable on March 27, 2024 to stockholders of record as of the close of business on March 13, 2024.

We intend to pay the regular $0.11 cash dividend per share of Class A common stock on a quarterly basis going forward. The payment of future cash dividends is subject to future declaration by our Board, which will be based in part on continued capital availability, market conditions, applicable laws and agreements, and our Board continuing to determine that the declaration of dividends is in the best interests of our stockholders. Additionally, because we are a holding company, our ability to pay dividends on our Class A common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, including our Credit Agreement and the indenture which governs our Senior Secured Notes, and will depend on our results of operations, financial condition, capital requirements, and other factors that our Board deems relevant.

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

While the Board has chosen to initiate a regular $0.11 cash dividend per share of Class A common stock in the first quarter of 2024, it is not required to do so and may in the future, in its sole discretion, choose to use such excess cash for any other purpose depending upon the facts and circumstances at the time of determination.

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

Stock Performance Graph

The following graph illustrates the total return from July 22, 2021, the first trading date of our Class A common stock after our IPO, through December 31, 2023 for (i) our Class A common stock, (ii) the Standard and Poor's 500

Index, and (iii) the Standard and Poor’s 500 Financials Sector Index, assuming an investment of $100 on July 22, 2021, including the reinvestment of dividends:

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

The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2023, 2022, and 2021 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

ACCELERATE 2025 Program

During the first quarter of 2023 we initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program will result in approximately $90.0 million of cumulative one-time charges through 2024, funded through operating cash flow. Restructuring costs will primarily be included in General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses. The remaining costs will be incurred through Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program to generate annual savings of approximately $50.0 million in 2025. See “Note 5, Restructuring” in the footnotes to the consolidated financial statements in this Annual Report for further discussion.

For the year ended December 31, 2023, we incurred restructuring costs of $48.4 million, which represent cumulative costs since the inception of the plan. Of the cumulative $48.4 million in costs, $25.8 million was general and administrative with the remaining balance being workforce related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

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

On December 1, 2023, we acquired AccuRisk Holdings, LLC, (“AccuRisk”). AccuRisk is a medical stop loss managing general underwriter headquartered in Chicago, IL.

In December 2023 we announced the signing of a definitive agreement to acquire Castel Underwriting Agencies Limited (“Castel”), a managing general underwriter platform, from Arch Financial Holdings (UK) Limited and minority shareholders. Castel is headquartered in London, England with additional offices in the Netherlands and Belgium and operations in Singapore. The transaction is expected to close during the first half of 2024, subject to regulatory approvals and customary closing conditions.

We believe these acquisitions complement our product capabilities, enhance our human capital, expand our total addressable market, and provide us access to new markets in new geographies. See “Note 4, Mergers and Acquisitions” in the footnotes to the consolidated financial statements in this Annual Report for further discussion.

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

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners, and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2023, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 15.0%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.

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

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2023, with $80 billion of insured catastrophe losses, mostly driven by a record setting year, both in frequency and severity, for severe convective storms (“SCS”) with 21 SCS events above $1 billion in losses, which together accounted for $58 billion in losses. The year also included hurricane losses on both the East and West coasts of the US, and sizable wildfire losses. Additionally, these risks include more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

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

Expenses

Compensation and Benefits

Compensation and benefits is our largest expense. It consists of (i) salary, incentives and benefits to employees, and commissions to our producers and (ii) equity-based compensation associated with the grants of awards to employees, executive officers and directors. We operate in competitive markets for human capital and we need to maintain competitive compensation levels in order to maintain and grow our talent base.

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

Interest Expense, Net

Interest expense, net consists of interest payable on indebtedness, amortization of the Company’s interest rate cap, imputed interest on contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company’s Cash and cash equivalents balances and payments received in relation to the interest rate cap.

Other Non-Operating Loss

For years ended December 31, 2023 and 2022, Other non-operating loss included charges related to the change in the TRA liability caused by a change in our blended state tax rates. In 2021, Other non-operating loss included the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value was due to the occurrence of a Realization Event in the third quarter of 2021, which was defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. It also includes the expense associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt in the first quarter of 2021.

Income Tax Expense

Income tax expense includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interest

For the periods presented prior to March 31, 2021, our financial statements include the non-controlling interest related to the net income attributable to Ryan Re. Post-IPO, we report a non-controlling interest based on the LLC Common Units not owned by the Company. Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and Net income attributed to the non-controlling interests is presented on the Consolidated Statements of Income. Refer to “Note 10, Stockholders’ Equity” of the audited consolidated financial statements in this Annual Report for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Year Ended December 31,
(in thousands, except percentages and per share data)	2023	2022	2021
Revenue
Net commissions and fees	$2,026,596	$1,711,861	$1,432,179
Fiduciary investment income	50,953	13,332	592
Total revenue	$2,077,549	$1,725,193	$1,432,771
Expenses
Compensation and benefits	1,321,029	1,128,981	991,618
General and administrative	276,181	196,971	138,955
Amortization	106,799	103,601	107,877
Depreciation	9,038	5,690	4,806
Change in contingent consideration	5,421	442	2,891
Total operating expenses	$1,718,468	$1,435,685	$1,246,147
Operating income	$359,081	$289,508	$186,624
Interest expense, net	119,507	104,829	79,354
Loss (income) from equity method investment in related party	(8,731)	414	759
Other non-operating loss	10,380	5,073	44,947
Income before income taxes	$237,925	$179,192	$61,564
Income tax expense	43,445	15,935	4,932
Net income	$194,480	$163,257	$56,632
GAAP financial measures
Revenue	$2,077,549	$1,725,193	$1,432,771
Compensation and benefits	1,321,029	1,128,981	991,618
General and administrative	276,181	196,971	138,955
Net income	$194,480	$163,257	$56,632
Total revenue growth rate	20.4%	20.4%	40.7%
Compensation and benefits expense ratio (1)	63.6%	65.4%	69.2%
General and administrative expense ratio (2)	13.3%	11.4%	9.7%
Net income margin (3)	9.4%	9.5%	4.0%
Earnings (loss) per share (4)	$0.53	$0.57	$(0.07)
Diluted earnings (loss) per share (4)	$0.52	$0.52	$(0.07)
Non-GAAP financial measures*
Organic revenue growth rate	15.0%	16.4%	22.4%
Adjusted compensation and benefits expense	$1,222,342	$1,021,823	$846,563
Adjusted compensation and benefits expense ratio	58.8%	59.2%	59.1%
Adjusted general and administrative expense	$230,467	$185,956	$125,977
Adjusted general and administrative expense ratio	11.1%	10.8%	8.8%
Adjusted EBITDAC	$624,740	$517,414	$460,231
Adjusted EBITDAC margin	30.1%	30.0%	32.1%
Adjusted net income	$375,582	$311,991	$290,117
Adjusted net income margin	18.1%	18.1%	20.2%
Adjusted diluted earnings per share	$1.38	$1.15	$1.08

(1) Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.

(2) General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3) Net income margin is defined as Net income divided by Total revenue.

(4) See “Note 12, Earnings (Loss) Per Share” in the footnotes to the consolidated financial statements in this Annual Report for further discussion of how these metrics are calculated.

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

Total Revenue

Total revenue increased by 352.3 million, or 20.4%, from $1,725.2 million to $2,077.5 million, for the year ended December 31, 2023 as compared to the prior year. The following were the principal drivers of the increase:

•
$259.5 million, or 15.0%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. The largest growth factor in the period was our property portfolio across our three Specialties, driven by an increase in the pricing for property insurance as well as an increase in the flow of property risks into the E&S market. We also experienced growth across the majority of our casualty lines. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the year;
•
$48.2 million, or 2.8%, of the period-over-period change in Total revenue was due to the acquisitions of Griffin, Centurion, Socius, Point6, and ACE related to their first twelve months of ownership; and
•
$37.6 million, or 2.2%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates compared to the prior year.
•
$7.0 million, or 0.4%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Wholesale Brokerage	$1,319,056	65.1%	$1,129,241	66.0%	$189,815	16.8%
Binding Authority	275,961	13.6	231,048	13.5	44,913	19.4
Underwriting Management	431,579	21.3	351,572	20.5	80,007	22.8
Total Net commissions and fees	$2,026,596		$1,711,861		$314,735	18.4%

Wholesale Brokerage net commissions and fees increased by $189.8 million, or 16.8%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the Griffin, Centurion, and Socius acquisitions. Centurion contributed to organic growth starting in November of 2023.

Binding Authority net commissions and fees increased by $44.9 million, or 19.4%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the Griffin acquisition.

Underwriting Management net commissions and fees increased by $80.0 million, or 22.8%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the ACE and Point6 acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$1,935,851	95.5%	$1,633,325	95.4%	$302,526	18.5%
Supplemental and contingent commissions	56,375	2.8%	50,005	2.9%	6,370	12.7
Loss mitigation and other fees	34,370	1.7%	28,531	1.7%	5,839	20.5
Total Net commissions and fees	$2,026,596		$1,711,861		$314,735	18.4%

Net commissions and policy fees grew $302.5 million, or 18.5%, period-over-period, slightly higher than the overall net commissions and fee revenue growth of 18.4% for the year ended December 31, 2023 compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased $6.4 million, or 12.7%, period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew $5.8 million, or 20.5%, period-over-period primarily due to captive management and other risk management services fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $192.0 million, or 17.0%, from $1,129.0 million to $1,321.0 million for the year ended December 31, 2023 compared to the prior year. The following were the principal drivers of this increase:

•
Commissions increased $90.5 million, or 17.1%, period-over-period, driven by the 18.4% increase in total Net commissions and fees discussed above;
•
An increase of $21.9 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program;
•
An increase of $121.4 million was driven by (i) the addition of 507 employees compared to the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 4,357 full-time employees as of December 31, 2023 from 3,850 as of December 31, 2022;
•
These increases were partially offset by a $26.4 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All Risks LTIP plan in 2022 and a $15.4 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 1.8% from 65.4% to 63.6% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $79.2 million, or 40.2%, from $197.0 million to $276.2 million for the year ended December 31, 2023 as compared to 2022. The following were the principal drivers of this increase:

•
$21.6 million of increased Restructuring and related expense associated with the ACCELERATE 2025 program;
•
$17.1 million of increased travel and entertainment expense compared to the prior year which was the result of business travel returning to a normalized level;
•
$15.7 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$14.6 million of increased Acquisition-related expense associated with recent and prospective acquisitions; and
•
The remaining increase of $10.2 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.9% from 11.4% to 13.3% period-over-period.

Amortization

Amortization expense increased by $3.2 million, or 3.1%, from $103.6 million to $106.8 million for the year ended December 31, 2023 compared to the prior year. The main driver for the increase was the amortization of intangible assets from recent acquisitions. Our Customer relationships and Other intangible assets increased by $124.2 million when comparing the balance as of December 31, 2023 to the balance as of December 31, 2022.

Interest Expense, Net

Interest expense, net increased $14.7 million, or 14.0%, from $104.8 million to $119.5 million for the year ended December 31, 2023 compared to the prior year. The main drivers of the change in Interest expense, net for the year ended December 31, 2023 were an increase in the floating rate applied to our Term Loan on account of the rising interest rate environment and the issuance of $400.0 million of Senior Secured Notes on February 3, 2022. Interest earned on the Company’s Cash and cash equivalents balances offsets Interest expense, net. For the years ended December 31, 2023 and 2022 the Company earned interest income of $32.0 million and $10.6 million, respectively. On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. For the year ended December 31, 2023, the net reduction to Interest expense, net related to the cap was $15.9 million.

Other Non-Operating Loss

Other non-operating loss increased by $5.3 million from $5.1 million in the prior year to $10.4 million for the year ended December 31, 2023. Other non-operating loss included a $10.4 million and $5.6 million charge for the years ended December 31, 2023 and 2022, respectively, related to the change in the TRA liability caused by a change in our blended state tax rates.

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $58.7 million, or 32.8%, from $179.2 million to $237.9 million for the year ended December 31, 2023 compared to the prior year.

Income Tax Expense

Income tax expense increased $27.5 million from $15.9 million to $43.4 million for the year ended December 31, 2023 as compared to the prior year primarily due to $18.4 million of Deferred income tax expense recognized as a result of the Common Control Reorganizations (“CCRs”) subsequent to the Socius and AccuRisk acquisitions in the second half of 2023. These CCRs were discrete, non-cash expenses incurred at Ryan Specialty Holdings, Inc. and the Company’s annual effective tax rate is unaffected. The remaining increase is due to the increase in pre-tax book income allocated to the Company for the year ended December 31, 2023. This increase was partially offset by an increase in the Company’s state tax rate during 2023 which resulted in a tax benefit recognized related to the increase in our Deferred tax assets.

Net Income

Net income increased $31.2 million, or 19.1%, from $163.3 million to $194.5 million for the year ended December 31, 2023 compared to the prior year as a result of the factors described above.

Comparison of the Year Ended December 31, 2022 and 2021

Revenue

Total revenue

Total revenue increased by $292.4 million, or 20.4%, from $1,432.8 million to $1,725.2 million for the year ended December 31, 2021 as compared to the prior year. The following were the principal drivers of the increase:

•
$236.4 million, or 16.4%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents growth in Net commissions and fees, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, and other items such as the change in contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. We experienced growth across the majority of our property and casualty lines. This growth was partially offset by a number of factors beginning in the back half of 2022, none of which were individually significant such as (i) a decline in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) a decrease in Net commissions and fees generated from large commercial construction projects and M&A activity related to a slow-down in underlying activity during the year;
•
$40.0 million, or 2.8%, of the period-over-period change in Total revenue was due to the acquisitions of Keystone, Crouse, and Centurion related to their first twelve months of ownership;
•
$12.7 million, or 0.9%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates compared to the prior period; and
•
$3.3 million, or 0.3%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

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

The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2022	% of total	2021	% of total	Change
Net commissions and policy fees	$1,633,325	95.4%	$1,370,955	95.7%	$262,370	19.1%
Supplemental and contingent commissions	50,005	2.9	36,750	2.6	13,255	36.1
Loss mitigation and other fees	28,531	1.7	24,474	1.7	4,057	16.6
Total Net commissions and fees	$1,711,861		$1,432,179		$279,682	19.5%

Net commissions and policy fees grew $262.4 million, or 19.1%, slightly lower than the overall net commissions and fee revenue growth of 19.5% for the year ended December 31, 2022 as compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.

Supplemental and contingent commissions increased $13.3 million, or 36.1%, period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees grew $4.1 million, or 16.6%, period-over-period primarily due to captive management and other risk management services fees from the placement of alternative risk insurance solutions in 2022.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $137.4 million, or 13.9%, from $991.6 million to $1,129.0 million for the year ended December 31, 2022 compared to the prior year. The following were the principal drivers of this increase:

•
Commissions increased $95.2 million, or 22.0%, period-over-period, driven by the 19.5% increase in total Net Commissions and Fees discussed above;
•
The remaining $42.2 million period-over-period increase was driven by a $80.3 million increase generated from (i) the addition of 304 employees compared to the prior year and (ii) growth in the business. This growth of $80.3 million was offset by a $21.8 million decrease to IPO-related expense and a $16.3 million decrease to Acquisition related long-term incentive compensation. Overall headcount increased to 3,850 full-time employees as of December 31, 2022 from 3,546 as of December 31, 2021.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 3.8% from 69.2% to 65.4% period-over-period.

In general, we expect to continue experiencing a general rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

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

Income Before Income Taxes

Due to the factors above, Income before income taxes increased $117.6 million from $61.6 million to $179.2 million for the year ended December 31, 2022 compared to the prior year.

Income Tax Expense

Income tax expense increased $11.0 million from $4.9 million to $15.9 million for the year ended December 31, 2022 as compared to the prior year due to the Company being allocated pre-tax book loss for the post-IPO period ended December 31, 2021 compared to pre-tax book income for the year ended December 31, 2022. The increase in tax expense was offset by an increase in the Company’s state tax rate during 2022 which resulted in a tax benefit recognized related to the increase in our Deferred tax assets and by a tax benefit recognized as a result of equity-based compensation vesting and resulting increase in the Company’s tax basis in excess of GAAP basis.

Net Income

Net income increased $106.6 million from $56.6 million to $163.3 million for the year ended December 31, 2022 compared to the prior year as a result of the factors described above.

Non-GAAP Financial Measures and Key Performance Indicators

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions, depreciation, amortization, and certain other items that we believe are not representative of our core business. We use the following non-GAAP measures for business planning purposes, in measuring our performance relative to that of our competitors, to help investors to understand the nature of our growth, and to enable investors to evaluate the run-rate performance of the Company. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the consolidated financial statements prepared and presented in accordance with GAAP. The footnotes to the reconciliation tables below should be read in conjunction with the audited consolidated financial statements in this Annual Report. Industry peers may provide similar supplemental information but may not define similarly named metrics in the same way we do and may not make identical adjustments.

Organic Revenue Growth Rate

Organic revenue growth rate represents the percentage change in Total revenue, as compared to the prior year, adjusted for revenue attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as contingent commissions, fiduciary investment income, and the impact of changes in foreign exchange rates.

A reconciliation of Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,
	2023	2022	2021
Total revenue growth rate (GAAP) (1)	20.4%	20.4%	40.7%
Less: Mergers and acquisitions (2)	(2.8)	(2.8)	(18.3)
Change in other (3)	(2.6)	(1.2)	0.0
Organic revenue growth rate (Non-GAAP)	15.0%	16.4%	22.4%

(1)
December 31, 2023 revenue of $2,077.5 million less December 31, 2022 revenue of $1,725.2 million is a $352.3 million year-over-year change. The change, $352.3 million, divided by the December 31, 2022 revenue of $1,725.2 million is a total revenue change of 20.4%. December 31, 2022 revenue of $1,725.2 million less December 31, 2021 revenue of $1,432.8 million is a $292.4 million year-over-year change. The change, $292.4 million, divided by the December 31, 2021 revenue of $1,432.8 million is a total revenue change of 20.4%. December 31, 2021 revenue of $1,432.8 million less December 31, 2020 revenue of $1,018.3 million is a $414.5 million year-over-year change. The change, $414.5 million, divided by the December 31, 2020 revenue of $1,018.3 million is a total revenue change of 40.7%. See “Comparison of the Year Ended December 31, 2023 and 2022” and “Comparison of the Year Ended December 31, 2022 and 2021” for further discussion.
(2)
The mergers and acquisitions adjustment excludes net commission and fees revenue generated during the first 12 months following an acquisition. The total adjustment for the years ended December 31, 2023, 2022, and 2021 was $48.2 million $40.0 million and $186.4 million, respectively.
(3)
The other adjustments exclude the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates. The total adjustment for the years ended December 31, 2023, 2022, and 2021 was $44.6 million $16.0 million and $0.6 million, respectively.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Total Revenue	$2,077,549	$1,725,193	$1,432,771
Compensation and Benefits Expense	$1,321,029	$1,128,981	$991,618
Acquisition-related expense	(4,186)	(122)	—
Acquisition related long-term incentive compensation (1)	4,334	(22,093)	(38,405)
Restructuring and related expense	(22,651)	(724)	(9,934)
Amortization and expense related to discontinued prepaid incentives	(6,441)	(6,738)	(7,209)
Equity-based compensation	(31,047)	(23,390)	(13,639)
IPO related expenses	(38,696)	(54,091)	(75,868)
Adjusted Compensation and Benefits Expense (2)	$1,222,342	$1,021,823	$846,563
Compensation and Benefits Expense Ratio	63.6%	65.4%	69.2%
Adjusted Compensation and Benefits Expense Ratio	58.8%	59.2%	59.1%

(1)
In 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the claw back of an All Risks LTIP payment from a terminated employee.
(2)
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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Total Revenue	$2,077,549	$1,725,193	$1,432,771
General and Administrative Expense	$276,181	$196,971	$138,955
Acquisition-related expense	(19,088)	(4,477)	(4,275)
Restructuring and related expense	(26,626)	(4,993)	(4,727)
Other non-recurring expense	—	—	(351)
IPO related expenses	—	(1,545)	(3,625)
Adjusted General and Administrative Expense (1)	$230,467	$185,956	$125,977
General and Administrative Expense Ratio	13.3%	11.4%	9.7%
Adjusted General and Administrative Expense Ratio	11.1%	10.8%	8.8%

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. In 2023, Restructuring and related expense consisted of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates. See “Note 5, Restructuring” in the footnotes to the consolidated financial statements in this Annual Report for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. In 2021 and 2022, Restructuring and related expense represented costs associated with the 2020 restructuring plan. Amortization and expense consisted of charges related to discontinued prepaid incentive programs. For years ended December 31, 2023 and 2022, Other non-operating loss included a $10.4 million and $5.6 million charge, respectively, related to the change in the TRA liability caused by a change in our blended state tax rates. For the year ended December 31, 2021, Other non-operating loss included the change in fair value of the embedded derivatives on the Redeemable Preferred Units. This change in fair value of $36.9 million was due to the occurrence of a Realization Event in the third quarter of 2021, which is defined as a Qualified Public Offering or a Sale Transaction in the Onex Purchase Agreement. The loss in 2021 also included expense of $8.6 million associated with the extinguishment of a portion of our deferred debt issuance costs on the term debt. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include general and administrative expense associated with the preparations for Sarbanes-Oxley compliance, tax, and accounting advisory services and compensation-related expense primarily related to the revaluation of existing equity awards at IPO as well as expense for new awards issued at IPO.

These measures start with consolidated Net income and do not deduct earnings related to the non-controlling interest in Ryan Re for the period of time prior to March 31, 2021 when the Company did not own 100% of the business or the non-controlling interest attributed to the retained ownership of the LLC.

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

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Total Revenue	$2,077,549	$1,725,193	$1,432,771
Net Income	$194,480	$163,257	$56,632
Interest expense, net	119,507	104,829	79,354
Income tax expense	43,445	15,935	4,932
Depreciation	9,038	5,690	4,806
Amortization	106,799	103,601	107,877
Change in contingent consideration	5,421	442	2,891
EBITDAC	$478,690	$393,754	$256,492
Acquisition-related expense	23,274	4,599	4,275
Acquisition related long-term incentive compensation (1)	(4,334)	22,093	38,405
Restructuring and related expense	49,277	5,717	14,661
Amortization and expense related to discontinued prepaid incentives	6,441	6,738	7,209
Other non-operating loss	10,380	5,073	44,947
Equity-based compensation	31,047	23,390	13,639
Other non-recurring expense	—	—	351
IPO related expenses	38,696	55,636	79,493
(Income) / loss from equity method investments in related party	(8,731)	414	759
Adjusted EBITDAC	$624,740	$517,414	$460,231
Net Income Margin	9.4%	9.5%	4.0%
Adjusted EBITDAC Margin	30.1%	30.0%	32.1%

(1)
In 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the claw back of an All Risks LTIP payment from a terminated employee.

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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Total Revenue	$2,077,549	$1,725,193	$1,432,771
Net Income	$194,480	$163,257	$56,632
Income tax expense	43,445	15,935	4,932
Amortization	106,799	103,601	107,877
Amortization of deferred debt issuance costs (1)	12,172	12,054	11,372
Change in contingent consideration	5,421	442	2,891
Acquisition-related expense	23,274	4,599	4,275
Acquisition related long-term incentive compensation	(4,334)	22,093	38,405
Restructuring and related expense	49,277	5,717	14,661
Amortization and expense related to discontinued prepaid incentives	6,441	6,738	7,209
Other non-operating loss	10,380	5,073	44,947
Equity-based compensation	31,047	23,390	13,639
Other non-recurring expense	—	—	351
IPO related expenses	38,696	55,636	79,493
(Income) / loss from equity method investments in related party	(8,731)	414	759
Adjusted Income before Income Taxes (2)	$508,367	$418,949	$387,443
Adjusted tax expense (3)	(132,785)	(106,958)	(97,326)
Adjusted Net Income	$375,582	$311,991	$290,117
Net Income Margin	9.4%	9.5%	4.0%
Adjusted Net Income Margin	18.1%	18.1%	20.2%

(1)
Interest expense, net includes amortization of deferred debt issuance costs.
(2)
Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”
(3)
The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the year ended December 31, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the year ended December 31, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the year ended December 31, 2021, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

Adjusted Diluted Earnings Per Share

We define Adjusted diluted earnings per share as Adjusted net income divided by diluted shares outstanding after adjusting for the effect if 100% of the outstanding LLC Common Units (together with the shares of Class B common stock), vested Class C Incentive Units, and unvested equity awards were exchanged into shares of Class A common stock. The most directly comparable GAAP financial metric is Diluted earnings (loss) per share.

A reconciliation of Adjusted diluted earnings per share to Diluted earnings (loss) per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Year Ended December 31,
	2023	2022	2021
Earnings (loss) per share of Class A common stock – diluted	$0.52	$0.52	$(0.07)
Plus: Net income attributable to the LLC before the Organizational Transactions (1)	—	—	0.69
Less: Net income attributed to dilutive shares and substantively vested RSUs (2)	(0.03)	(0.29)	—
Plus: Impact of all LLC Common Units exchanged for Class A shares (3)	0.24	0.38	(0.40)
Plus: Adjustments to Adjusted net income (4)	0.67	0.56	0.94
Plus: Dilutive impact of unvested equity awards (5)	(0.02)	(0.02)	(0.08)
Adjusted diluted earnings per share	$1.38	$1.15	$1.08

(Share count in '000s)
Weighted-average shares of Class A common stock outstanding – diluted	125,745	265,750	105,730
Plus: Impact of all LLC Common Units exchanged for Class A shares (3)	142,384	—	142,968
Plus: Dilutive impact of unvested equity awards (5)	4,137	4,731	19,313
Adjusted diluted earnings per share diluted share count	272,266	270,481	268,011

(1)
Adjustment includes $72.9 million of Net income attributable to the LLC before the Organizational Transactions on 105.7 million shares.
(2)
Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the years ended December 31, 2023, 2022, and 2021, this removes $4.2 million, $76.3 million, and $0.0 million of Net income, respectively, on 125.7 million, 265.8 million, and 105.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 12, Earnings (Loss) Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(3)
For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC Common Units (together with shares of Class B common stock) and vested Class C Incentive units were exchanged for shares of Class A common stock. For the years ended December 31, 2023, 2022, and 2021, this includes $133.4 million, $102.2 million, and $(9.2) million of Net income (loss), respectively, on 268.1 million, 265.8 million, and 248.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the year ended December 31, 2022, 144.0 million weighted average outstanding LLC Common Units were considered dilutive and included in the 265.8 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 12, Earnings (Loss) Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(4)
Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 268.1 million, 265.8 million, and 248.7 million Weighted-average shares of Class A common stock outstanding - diluted years ended December 31, 2023, 2022, and 2021, respectively.
(5)
For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 12, Earnings

(Loss) Per Share” of the audited consolidated financial statements. For the years ended December 31, 2023, 2022, and 2021, 4.1 million, 4.7 million, and 19.3 million shares were added to the calculation, respectively.

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

On February 27, 2024, our Board declared a one-time special cash dividend of $0.23 per share on our outstanding Class A common stock. In addition, the Board initiated a regular quarterly dividend of $0.11 per share on our outstanding Class A common stock. The special dividend of $0.23 and $0.07 of the regular quarterly dividend will be funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the Company as well as the Company’s obligations pursuant to the Tax Receivable Agreement. The remaining $0.04 of the regular quarterly dividend will be funded by free cash flow from the LLC and will be payable to all holders of the Class A common stock and LLC Common Units.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $917.5 million and $774.7 million as of December 31, 2023 and 2022, respectively, and fiduciary receivables of $2,214.1 million and $1,837.0 million as of December 31, 2023 and 2022, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $838.8 million of Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2023, $106.4 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of December 31, 2023, the interest rate on the Term Loan was 3.00% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of December 31, 2023, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the year ended December 31, 2023.

On January 19, 2024, the Company entered into the Fifth Amendment to the Credit Agreement on its Term Loan and Revolving Credit Facility, repricing the Term Loan to an interest rate of SOFR plus 2.75%, which is an improvement of 25 basis points. On account of this amendment, the Term Loan no longer contains a credit spread adjustment.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of December 31, 2023 will be $358.9 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	47,409	6,489	14,689	68,587
Remeasurement - change in state rate	5,910	905	3,549	10,364
Interest expense	—	—	806	806
Payments	(8,962)	(6,596)	(648)	(16,206)
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of December 31, 2023 were $422.2 million consisting of (i) Exchange Tax Attributes of $229.0 million, (ii) Pre-IPO M&A Tax Attributes of $101.0 million, and (iii) TRA Payment Tax Attributes of $92.3 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Year Ended December 31, 2023 and 2022

Cash and cash equivalents decreased $153.9 million from $992.7 million at December 31, 2022 to $838.8 million at December 31, 2023. A summary of our cash flows provided by and used for ongoing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023 increased $141.7 million from the year ended December 31, 2022 to $477.2 million. Strong organic revenue growth along with the Griffin, Socius, ACE, Point6, and AccuRisk acquisitions drove operating cash flow period-over-period. Net income increased $31.2 million and the change in Other current and non-current assets and accrued liabilities increased $143.5 million driven by the payment of the ARL LTIP and other acquisition related long-term incentive payments in 2022, which was offset by an increase in Commissions and fees receivable - net of $23.8 million associated with growth in revenue period-over-period.

Cash Flows From Investing Activities

Cash flows used for investing activities during the year ended December 31, 2023 were $476.2 million, an increase of $453.8 million compared to the $22.4 million of cash flows used for investing activities during the year ended December 31, 2022. The main drivers of the cash flows used for investing activities for the year ended December 31, 2023 were $446.7 million of acquisition payments made for the Griffin, Socius, ACE, Point6, and AccuRisk acquisitions as well as $29.8 million of Capital expenditures. The main drivers of the cash flows used for investing activities for the year ended December 31, 2022 were $15.0 million of capital expenditures and $7.7 million related to the Centurion acquisition completed in November of 2022.

Cash Flows From Financing Activities

Cash flows used by financing activities during the year ended December 31, 2023 were $12.6 million, a decrease of $327.4 million compared to cash flows provided by financing activities of $314.8 million during the year ended December 31, 2022. The main drivers of cash flows provided by financing activities during the year ended December 31, 2023 were $71.7 million of Tax distributions to LLC unitholders, the Repayment of term debt of $16.5 million, and the Payment of Tax Receivable Agreement liabilities of $16.2 million, offset by $97.2 million Net change in fiduciary liabilities. The main drivers of cash flows provided by financing activities during the year ended December 31, 2022 were the Proceeds from senior secured notes generating $394.0 million and the Net change in fiduciary liabilities of $17.4 million, offset by Tax distributions to LLC Unitholders of $39.9 million, Payment of interest rate cap premium, net of $23.3 million, the Repayment of term debt of $16.5 million, and the Payment of contingent consideration of $6.2 million.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 8, Leases” and “Note 9, Debt” in the notes to our audited consolidated financial statements in this Annual Report and provide further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of $3.5 million and $22.4 million in Current Accrued compensation and Non-current Accrued compensation, respectively, on the Consolidated Balance Sheets as of December 31, 2023, and $2.2 million and $10.0 million in Current Accrued compensation and Non-current Accrued compensation, respectively, on the Consolidated Balance Sheets as of December 31, 2022.

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of December 31, 2023, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	December 31, 2023
Current accrued compensation	$—
Non-current accrued compensation	2,499
Total liability	$2,499
Projected future expense	4,769
Total projected future cash outflows	$7,268

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	—
2026	6,734
2027	134
Thereafter	$401

Within “Note 4, Mergers and Acquisitions” and “Note 15, Fair Value Measurements” in the notes to our audited consolidated financial statements in this Annual Report we outline various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of December 31, 2023, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	December 31, 2023
Current accounts payable and accrued liabilities	$—
Other non-current liabilities	41,050
Total liability	$41,050
Projected future expense	4,966
Total projected future cash outflows	$46,016

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	43,103
2026	2,913
2027	—
Thereafter	$—

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

Business Combinations

The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires us to allocate the total consideration transferred for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, which mainly consist of customer relationship intangible assets. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, attrition rates, operating margins, and weighted average cost of capital. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods. As of December 31, 2023 and 2022, an aggregate of $572.4 million and $457.1 million, respectively, of Customer relationships was recorded on the Consolidated Balance Sheets.

The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.

Acquired Customer Relationships

We review acquired intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. We have not made any material changes in the accounting methodology used to evaluate the impairment of goodwill, or amortizable intangible assets during the last three fiscal years. Qualitative factors considered include any adverse developments in regulation, unfavorable market conditions, or the extent to which an asset will be utilized. As we continue to experience revenue growth driven by the increase in complexity and inflow of risks into the E&S market, we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an acceleration of amortization or impairment losses that could be material.

Contingent Consideration

The Company recognizes financial liabilities resulting from our business combinations, namely contingent consideration arrangements. We estimate the fair value of these contingent consideration arrangements using Level 3 inputs that require the use of numerous assumptions and Monte Carlo simulations, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at the acquisition date and in subsequent periods involves significant judgments, including projecting the future financial performance of the acquired businesses. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions. For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. Refer to “Note 15, Fair Value Measurements” in the consolidated financial statements in this Annual Report for further information on the assumptions used in the fair value of contingent consideration.

As of December 31, 2023, the Company had six contingent consideration arrangements outstanding, with an aggregate fair value of $41.1 million. If remaining targets were to be met for these contingent consideration arrangements, the maximum amount of the liability would be $106.2 million as of December 31, 2023, and the additional expense would be recorded over the next 2.3 years in Change in contingent consideration within the Consolidated Statements of Income. Refer to “Note 4, Mergers and Acquisitions” in the consolidated financial statements in this Annual Report for further information on business combinations and contingent consideration.

Income Taxes

As of December 31, 2023 and 2022, $383.8 million and $396.8 million, respectively, of Deferred tax assets were recorded on the Consolidated Balance Sheets. We evaluate these assets on a quarterly basis to conclude whether they are more likely than not to be realized. We make estimates and judgments which affect our valuation of the carrying value of our deferred tax assets. In completing this evaluation, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider the character of income and our historical taxable income and incorporate assumptions from our Board-approved budgets and long-term assumptions, which include revenue growth and operating margins, among other factors. We exclude any projected M&A activity from this evaluation. To the extent we do not generate sufficient taxable income to take the full deduction in any given year, it would result in a net operating loss (“NOL”) that is available for us to utilize over an indefinite carryforward period to fully realize the deferred tax assets. Given our historical ability to generate taxable income, our projected future taxable income, and the indefinite carryforward period available for NOLs, we consider it more likely than not that we will realize these deferred tax assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

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

Tax Receivable Agreement Liabilities

In connection with the Organizational Transactions and IPO, the Company entered into a TRA with current and certain former LLC Unitholders. Amounts payable under the TRA are contingent upon, among other things: (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws, including tax rate changes. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Projecting future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results, and incorporate assumptions from our Board-approved budgets and longer-term assumptions, which include revenue growth and operating margins, among other factors. We exclude any projected M&A activity from this evaluation.

As of December 31, 2023 and 2022, we recognized $358.9 million and $295.3 million, respectively, of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the years ended December 31, 2023 and 2022. If a valuation allowance is recorded against the deferred tax assets subject to the TRA in a future period, the corresponding TRA liability may not be considered probable, resulting in the liability being removed from the Consolidated Balance Sheets and recorded in Other non-operating loss on the Consolidated Statements of Income. Refer to “Note 18, Income Taxes” in the consolidated financial statements in this Annual Report for further information on the estimates involved in income taxes and the TRA liability.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements see “Note 2, Summary of Significant Accounting Policies” in the footnotes to the consolidated financial statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in the day-to-day operations of our business. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the year ended December 31, 2023, approximately 3% of revenues were generated from activities in the United Kingdom, Europe, Canada, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.

Interest Rate Risk and Credit Risk

Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes. Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity will fluctuate with the general level of interest rates.

As of December 31, 2023, we had $1,596.4 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of December 31, 2023, as determined based upon information available.

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of December 31, 2023, the impact of a hypothetical 100 basis point (BPS) increase or decrease in year-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at December 31, 2023	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$838,790	$(8,388)	$8,388
Term Loan principal outstanding (1)	1,596,375	15,964	$(15,964)
Interest rate cap notional amount (2)	1,000,000	(10,000)	$10,000
Net exposure to Interest expense, net		(2,424)	2,424

Cash and cash equivalents held in a fiduciary capacity	917,542	9,175	$(9,175)
Net exposure to Fiduciary investment income		$9,175	$(9,175)

Impact to Net income		11,600	(11,600)

(1)
To the extent SOFR falls below 0.75%, the impact of a change in interest rates is zero.
(2)
To the extent interest rates fall below 2.75%, the impact of a change in interest rates is zero.

In addition to interest rate risk, our cash investments and fiduciary cash holdings are subject to potential loss of value due to counterparty credit risk. To minimize this risk, the Company and its subsidiaries hold funds pursuant to a Board approved investment policy. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and plans to further restrict the portfolio as appropriate with respect to market conditions. The majority of Cash and cash equivalents and Cash and cash equivalents held in a fiduciary capacity are held in demand deposit accounts and short-term investments, consisting principally of AAA-rated money market funds and treasury bills, having original maturities of 90 days or less.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ryan Specialty Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ryan Specialty Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America or International Financial Reporting Standards as issued by the International Accounting Standards Board. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Realizability of Deferred Tax Assets — Refer to Notes 2 and 18 to the consolidated financial statements

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

Conclusions on the realizability of deferred tax assets involve significant management judgment including assumptions and estimates related to the amount and timing of future taxable income. Auditing the realizability of deferred tax assets and the related forecast of future taxable income involved a high degree of auditor judgment related to management’s assumptions and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of deferred tax assets included the following, among others:

•
We tested the design, implementation and operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income and the related assumptions.
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

Mergers and Acquisitions – Valuation of Newly Acquired Customer Relationships — Refer to Notes 2, 4, and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company completed five acquisitions during the year ended December 31, 2023, and allocated $213 million of purchase consideration to customer relationships. The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires the Company to allocate the total consideration transferred for each acquisition to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition, including identifiable intangible assets.

The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, especially with respect to intangible assets. Estimating the fair value at an acquisition date involves significant judgments, including projecting the future financial performance of the acquired businesses.

Auditing the purchase price allocated to identifiable intangible assets, specifically customer relationships, involved a high degree of auditor judgment related to management’s assumptions and estimates. The significant assumptions used to estimate the fair value of the customer relationships include discount rates, attrition rates, and revenue growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of newly acquired customer relationships, included the following, among others:

•
We tested the design, implementation and operating effectiveness of internal controls that address the risks of material misstatements relating to the purchase price allocated to customer relationships, including management’s controls over the assumption setting including discount rates, attrition rates, and revenue growth rates.
•
We performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the customer relationships.
•
We compared the purchase price allocated to customer relationships to comparable transactions within the industry.
•
With the assistance of our internal fair value specialists, we performed the following:
o
We evaluated the reasonableness of the valuation methodology.
o
We evaluated the reasonableness of significant assumptions used to estimate purchase price allocated to customer relationships including discount rates, attrition rates, and revenue growth rates.
o
We reperformed the mathematical accuracy of the calculation of customer relationships.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2024

We have served as the Company’s auditor since 2011.

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Net commissions and fees	$2,026,596	$1,711,861	$1,432,179
Fiduciary investment income	50,953	13,332	592
Total revenue	$2,077,549	$1,725,193	$1,432,771
EXPENSES
Compensation and benefits	1,321,029	1,128,981	991,618
General and administrative	276,181	196,971	138,955
Amortization	106,799	103,601	107,877
Depreciation	9,038	5,690	4,806
Change in contingent consideration	5,421	442	2,891
Total operating expenses	$1,718,468	$1,435,685	$1,246,147
OPERATING INCOME	$359,081	$289,508	$186,624
Interest expense, net	119,507	104,829	79,354
Loss (income) from equity method investment in related party	(8,731)	414	759
Other non-operating loss	10,380	5,073	44,947
INCOME BEFORE INCOME TAXES	$237,925	$179,192	$61,564
Income tax expense	43,445	15,935	4,932
NET INCOME	$194,480	$163,257	$56,632
Net income (loss) attributable to non-controlling interests, net of tax	133,443	102,205	(9,241)
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$61,037	$61,052	$65,873
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.53	$0.57	$(0.07)
Diluted	$0.52	$0.52	$(0.07)
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	114,359,968	108,616,420	105,730,008
Diluted	125,745,139	265,750,444	105,730,008

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME	$194,480	$163,257	$56,632
Net income (loss) attributable to non-controlling interests, net of tax	133,443	102,205	(9,241)
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$61,037	$61,052	$65,873
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	4,359	9,010	—
(Gain) on interest rate cap reclassified to earnings	(7,727)	(945)	—
Foreign currency translation adjustments	825	(1,670)	(121)
Change in share of equity method investment in related party other comprehensive loss	(416)	(2,074)	(867)
Total other comprehensive income (loss), net of tax	$(2,959)	$4,321	$(988)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$58,078	$65,373	$64,885

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$838,790	$992,723
Commissions and fees receivable – net	294,195	231,423
Fiduciary cash and receivables	3,131,660	2,611,647
Prepaid incentives – net	8,718	8,584
Other current assets	62,229	49,690
Total current assets	$4,335,592	$3,894,067
NON-CURRENT ASSETS
Goodwill	1,646,482	1,314,984
Customer relationships	572,416	457,131
Other intangible assets	38,254	29,313
Prepaid incentives – net	15,103	20,792
Equity method investment in related party	46,099	38,514
Property and equipment – net	42,427	31,271
Lease right-of-use assets	127,708	143,870
Deferred tax assets	383,816	396,814
Other non-current assets	39,312	56,987
Total non-current assets	$2,911,617	$2,489,676
TOTAL ASSETS	$7,247,209	$6,383,743
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,340	$119,022
Accrued compensation	419,560	350,369
Operating lease liabilities	21,369	22,744
Short-term debt and current portion of long-term debt	35,375	30,587
Fiduciary liabilities	3,131,660	2,611,647
Total current liabilities	$3,744,304	$3,134,369
NON-CURRENT LIABILITIES
Accrued compensation	24,917	10,048
Operating lease liabilities	154,457	151,944
Long-term debt	1,943,837	1,951,900
Tax Receivable Agreement liabilities	358,898	295,347
Other non-current liabilities	41,152	22,323
Total non-current liabilities	$2,523,261	$2,431,562
TOTAL LIABILITIES	$6,267,565	$5,565,931
STOCKHOLDERS' EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 118,593,062 and 112,437,825 shares issued and outstanding at December 31, 2023 and 2022, respectively)	119	112
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 141,621,188 and 147,214,275 shares issued and outstanding at December 31, 2023 and 2022, respectively)	142	147
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at December 31, 2023 and 2022)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022)	—	—
Additional paid-in capital	441,997	418,123
Retained earnings	114,420	53,988
Accumulated other comprehensive income	3,076	6,035
Total stockholders' equity attributable to Ryan Specialty Holdings, Inc.	$559,754	$478,405
Non-controlling interests	419,890	339,407
Total stockholders' equity	$979,644	$817,812
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,247,209	$6,383,743

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,480	$163,257	$56,632
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (income) from equity method investment in related party	(8,731)	414	759
Amortization	106,799	103,601	107,877
Depreciation	9,038	5,690	4,806
Prepaid and deferred compensation expense	12,192	28,831	46,470
Non-cash equity-based compensation	69,743	77,480	67,534
Amortization of deferred debt issuance costs	12,172	12,054	11,372
Amortization of interest rate cap premium	6,955	4,636	—
Deferred income tax expense (benefit)	7,134	8,986	(1,154)
Deferred income tax expense from common control reorganizations	18,356	—	—
Loss on extinguishment of existing debt	—	—	8,634
Loss on Tax Receivable Agreement	11,170	5,553	—
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(44,185)	(20,370)	(29,657)
Accrued interest liability	934	7,776	760
Other current assets and accrued liabilities	40,360	(63,659)	78,728
Other non-current assets and accrued liabilities	40,786	1,265	(79,268)
Total cash flows provided by operating activities	$477,203	$335,514	$273,493
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations - net of cash acquired and cash held in a fiduciary capacity	(446,682)	—	(108,883)
Asset acquisitions	—	(7,714)	(343,158)
Repayments of prepaid incentives	228	337	3,885
Capital expenditures	(29,776)	(15,043)	(9,781)
Total cash flows used in investing activities	$(476,230)	$(22,420)	$(457,937)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	394,000	—
Payment of interest rate cap premium, net	—	(23,326)	—
Repayment of term debt	(16,500)	(16,500)	(16,500)
Debt issuance costs paid	—	(2,369)	(2,431)
Finance lease and other costs paid	—	(36)	(129)
Payment of contingent consideration	(4,477)	(6,241)	(4,495)
Purchase of remaining interest in Ryan Re	—	—	(48,368)
Repurchase of preferred equity	—	—	(78,256)
Tax distributions to LLC unitholders	(71,674)	(39,883)	(47,096)
Equity repurchases from pre-IPO unitholders	—	—	(3,880)
Repurchase of Class A common stock in the IPO	—	—	(183,616)
Repurchase of pre-IPO LLC Units and payment of Alternative TRA Payments	—	—	(780,352)
Issuance of Class A common stock in the IPO, net of offering costs paid	—	—	1,448,097
Repayment of unsecured promissory notes	—	—	(1,108)
Receipt of taxes related to net share settlement of equity awards	7,811	7,168	—
Taxes paid related to net share settlement of equity awards	(8,785)	(7,168)	—
Payment of Tax Receivable Agreement liabilities	(16,206)	(8,309)	—
Net change in fiduciary liabilities	97,221	17,420	147,418
Total cash flows provided by (used in) financing activities	$(12,610)	$314,756	$429,284
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	584	(126)	(883)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(11,053)	$627,724	$243,957
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,767,385	1,139,661	895,704
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,756,332	$1,767,385	$1,139,661
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$838,790	$992,723	$386,962
Cash and cash equivalents held in a fiduciary capacity	917,542	774,662	752,699
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,756,332	$1,767,385	$1,139,661

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders'/ Members’ Equity

(In thousands, except share data)

	Mezzanine	Members'	Class A Common Stock		Class B Common Stock		Class X Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders'/ Members'
	Equity	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2020	$239,635	$67,088	—	$—	—	$—	—	$—	$—	$—	$2,702	$1,300	$71,090
Net income prior to the Organizational Transactions	—	72,937	—	—	—	—	—	—	—	—	—	2,450	75,387
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	444	—	444
Unpaid preferred return on Mezzanine Equity	—	(1,728)	—	—	—	—	—	—	—	—	—	—	(1,728)
Equity-based compensation prior to the Organizational Transactions	—	8,457	—	—	—	—	—	—	—	—	—	—	8,457
Related party acquisition	—	(44,618)	—	—	—	—	—	—	—	—	—	(3,750)	(48,368)
Accumulation of preferred dividends (% return), net of tax distributions	—	(5,663)	—	—	—	—	—	—	—	—	—	—	(5,663)
Members' tax distributions	—	(23,757)	—	—	—	—	—	—	—	—	—	—	(23,757)
Repurchases of Class A units	—	(4,625)	—	—	—	—	—	—	—	—	—	—	(4,625)
Reclassification from preferred units to repurchase	—	(75,012)	—	—	—	—	—	—	—	—	—	—	(75,012)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	—	—	—	—	(738)	—	(738)
Accretion of premium on Mezzanine Equity	20,365	(20,365)	—	—	—	—	—	—	—	—	—	—	(20,365)
LLC equity prior to the Organizational Transactions	$260,000	$(27,286)	—	$—	—	$—	—	$—	$—	$—	$2,408	$—	$(24,878)
Effect of Common Blocker Merger exchange of LLC units for Class A and Class X common stock	—	(71,874)	20,680,420	21	—	—	640,784	1	147,331	—	—	(75,479)	—
Exchange of LLC Units from pre-IPO unitholders for Class A common stock	—	(29,675)	31,992,135	32	—	—	—	—	59,318	—	—	(29,675)	—
Repurchase of Class A common stock in IPO	—	—	(8,224,708)	(8)	—	—	—	—	(183,608)	—	—	—	(183,616)
Impact of the Participation and related Alternative TRA Payments	—	(29,047)	—	—	—	—	—	—	29,047	—	—	(761,706)	(761,706)
Equity grant modification and related Alternative TRA Payments	—	—	—	—	—	—	—	—	(18,645)	—	—	12,333	(6,312)

Refer to Notes to the Consolidated Financial Statements

Issuance of Class B common stock	—	—	—	—	149,162,107	149	—	—	(149)	—	—	—	—
Effect of Preferred Blocker Merger	(260,000)	—	—	—	—	—	—	—	343,515	—	—	(343,515)	—
Establishment of deferred tax asset arising from exchanges of LLC Units	—	—	—	—	—	—	—	—	329,000	—	—	—	329,000
Establishment of liabilities under TRA	—	—	—	—	—	—	(640,784)	(1)	(282,470)	—	—	—	(282,471)
Establishment of deferred tax asset arising from investment in the LLC	—	—	—	—	—	—	—	—	61,143	—	—	—	61,143
Reclassification of pre-IPO Members' Equity	—	157,882	—	—	—	—	—	—	(1,627,480)	—	—	1,469,598	—
Effect of the Organizational Transactions	$(260,000)	$27,286	44,447,847	$45	149,162,107	$149	—	$—	$(1,142,998)	$—	$—	$271,556	$(843,962)
Distributions declared – members' tax	—	—	—	—	—	—	—	—	—	—	—	(11,155)	(11,155)
Issuance of Class A common stock in the IPO, net of offering costs	—	—	65,456,020	65	—	—	—	—	1,448,033	—	—	—	1,448,098
Issuance of common stock	—	—	9,634	—	—	—	—	—	—	—	—	—	—
Forfeiture of common stock	—	—	(18,953)	—	—	—	—	—	—	—	—	—	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership exchanges	—	—	—	—	—	—	—	—	984	—	—	—	984
Foreign currency translation subsequent to the Organizational Transactions, net of tax	—	—	—	—	—	—	—	—	—	—	(565)	(1,080)	(1,645)
Equity-based compensation subsequent to the Organizational Transactions	—	—	—	—	—	—	—	—	42,846	—	—	3,546	46,392
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(129)	(173)	(302)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	—	—	(7,064)	—	(11,691)	(18,755)
Balance at December 31, 2021	$—	$—	109,894,548	$110	149,162,107	$149	—	$—	$348,865	$(7,064)	$1,714	$251,003	$594,777

Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity
Balance at December 31, 2021	109,894,548	$110	149,162,107	$149	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	61,052	—	102,205	163,257
Issuance of common stock	599,559	1	17,856	—	771	—	—	—	772
Exchange of LLC equity for common stock	1,968,793	2	(1,965,688)	(2)	8,937	—	—	(8,937)	—
Forfeiture of common stock	(25,075)	(1)	—	—	—	—	—	—	(1)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(1,501)	—	—	—	(1,501)
Distributions declared – members' tax	—	—	—	—	—	—	—	(28,728)	(28,728)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(2,074)	(3,700)	(5,774)
Gain on interest rate cap, net	—	—	—	—	—	—	8,065	14,149	22,214
Foreign currency translation adjustments	—	—	—	—	—	—	(1,670)	(3,014)	(4,684)
Equity-based compensation	—	—	—	—	61,051	—	—	16,429	77,480
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	61,037	—	133,443	194,480
Issuance of common stock	546,045	1	62,452	1	1,227	—	—	1,467	2,696
Forfeiture and retirement of common stock	(53,404)	—	—	—	464	(605)	—	—	(141)
Exchange of LLC equity for common stock	5,662,596	6	(5,655,539)	(6)	10,452	—	—	(10,452)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(975)	(975)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(41,342)	—	—	18,906	(22,436)
Distributions declared – members' tax	—	—	—	—	—	—	—	(74,554)	(74,554)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(416)	(557)	(973)
Loss on interest rate cap, net	—	—	—	—	—	—	(3,368)	(4,765)	(8,133)
Foreign currency translation adjustments	—	—	—	—	—	—	825	1,300	2,125
Equity-based compensation	—	—	—	—	53,073	—	—	16,670	69,743
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644

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

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, Europe, and Singapore. The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of December 31, 2023, the Company owned 45.6% of the outstanding LLC Common Units.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to variable interest entity (“VIE”) accounting. All intercompany transactions and balances have been eliminated in consolidation.

The Company, through its intermediate holding company New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of, the LLC. The LLC is a VIE of the Company and the Company is the primary beneficiary of the LLC as the Company has both the power to direct the activities that most significantly impact the LLC’s economic performance and has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant to the Company. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity. The Company’s relationship with the LLC results in no recourse to the general credit of the Company and the Company has no contractual requirement to provide financial support to the LLC. The Company shares in the income and losses of the LLC in direct proportion to the Company’s ownership percentage.

The Organizational Transactions were considered to be transactions between entities under common control. The historical operations of the LLC are deemed to be those of the Company. Thus, the consolidated financial statements reflect (i) the historical operating results of the LLC prior to the IPO and Organizational Transactions; (ii) the consolidated results of Ryan Specialty Holdings, Inc., and the LLC following the IPO and Organizational Transactions; and (iii) the assets and liabilities of Ryan Specialty Holdings, Inc., and the LLC at their historical cost. No step-up basis of intangible assets or goodwill was recorded.

Use of Estimates

The preparation of the consolidated financial statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.

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

Net Commissions and Policy Fees

Net commissions and policy fees revenue is primarily based on a percentage of premiums or fees received for an agreed-upon level of service. The Company’s customers for this revenue stream are agents of the insured. The net commissions and policy fees are recognized at the point in time when an insurance policy is bound and issued, which occurs on the later of the policy effective date or the date the Company receives a request to bind coverage from the customer. Most insurance premiums are subject to cancellations; therefore, commission revenue is considered to be variable consideration at the contract effective date and is recognized net of a constraint for estimated policy cancellations. Estimated policy cancellations are based upon the Company's historical cancellations. Any endorsement made to a contract is treated as a new contract with revenue recognized on the later of the endorsement effective date or the date the Company receives a request to bind coverage from the customer.

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

Binding Authority revenue primarily includes insurance commissions for services rendered, as well as supplemental and contingent commissions from carriers. The Company’s binding authorities receive underwriting authority from a variety of carriers for both Admitted and non-admitted business for small to mid-size risks. Wholesale binding authorities generally have authority to bind coverage on behalf of an insurance carrier for a specific type of risk, subject to agreed-upon guidelines and limits. Wholesale binding authorities receive submissions for insurance directly from retail brokers, evaluate price, make underwriting decisions regarding these submissions, and bind and issue policies on behalf of insurance carriers. Wholesale binding authorities are typically created to handle large volumes of small-premium policies across commercial and personal lines within strictly defined underwriting criteria. Binding authorities allow the insured to access additional capital, and the carrier to efficiently aggregate its distribution.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in demand deposit accounts and short-term investments, consisting principally of AAA-rated money market funds and treasury bills, having original maturities of 90 days or less. The Company earned interest income of $32.0 million and $10.6 million on its operating Cash and cash equivalents during the years ended December 31, 2023, and 2022, respectively. Interest income was de minimis for the year ended December 31, 2021. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.

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

The Company’s receivables are shown net of an allowance for credit losses, which is estimated based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

Fiduciary Assets, Fiduciary Liabilities, and Related Income

In its role as an insurance intermediary, the Company collects and remits amounts between insurance agents and brokers and insurance underwriters. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price. Similarly, the Company elected to exclude from the measurement of the transaction price surplus lines taxes, as these are assessed by and remitted to governmental authorities. The Company recognizes fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables on the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents on the Consolidated Balance Sheets. The Company recognizes premiums, claims payable, and surplus lines taxes as Fiduciary liabilities on the Consolidated Balance Sheets. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the Company's operating accounts and liabilities.

Unremitted insurance premiums are held in a fiduciary capacity until disbursement. The Company holds these funds in cash and cash equivalents, including AAA-rated money market funds registered with the U.S. Securities and Exchange Commission under Rule 2a-7 of the Investment Company Act of 1940. Interest income is earned on the unremitted funds, which is included in Fiduciary investment income in the Consolidated Statements of Income. Interest earned on fiduciary funds held is not accounted for under ASC 606, Revenue from Contracts with Customers.

Goodwill and Intangible Assets

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

Intangible Assets

Intangible assets consist primarily of customer relationships. Customer relationships consist of customer-related assets, which are amortized over their estimated useful lives, ranging from two to fifteen years, in proportion with the realization of their economic benefit. Generally, the Company uses outside valuation specialists to value acquired intangible assets. Other intangible assets include trade names and internally developed software, which are amortized over their estimated lives, typically one to three years and between five to seven years, respectively. The Company has no indefinite-lived intangible assets.

Equity Method Investment

The Company uses the equity method to account for its investment in a related party for which the Company has the ability to exercise significant influence, but not control, over the investee’s operating and financial policies. The equity method investment in related party is recorded at cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or loss. The Company’s proportionate share of the other comprehensive income or loss from equity method investments is reflected on the Consolidated Statements of Comprehensive Income. The Company’s equity method investment in a related party is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

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

The Company’s leased assets consist primarily of real estate for occupied offices and office equipment. Certain of these leases have options permitting renewals for additional periods or clauses allowing for early termination, and where those are reasonably certain to be executed, they are recognized as a component of the initial lease term. All of the Company’s real estate leases and most of the office equipment leases are recognized as operating leases. The Company also subleases some real estate properties to third parties, which are classified as operating leases. The Company recognizes lease payments for short-term leases of twelve months or less in the Consolidated Statements of Income on a straight-line basis over the lease term.

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

At the lease commencement for operating leases, the Company recognizes the total lease liability through the lease term as the present value of all remaining payments, discounted by the rate determined at commencement in the Consolidated Balance Sheets. Operating leases are included in Lease right-of-use assets, Current Operating lease liabilities, and Non-current Operating lease liabilities on the

Consolidated Balance Sheets. In the event the lease liability is remeasured due to a change in the scope of, or the consideration for, a lease, an adjustment is made to the right-of-use asset. If a right-of-use asset is impaired, the impairment charge is recognized within General and administrative expense in the Consolidated Statements of Income.

Equity-Based Compensation

The Company issues equity-based awards to employees in the form of Restricted Stock, Restricted Stock Units (“RSUs”), Stock Options, Restricted Common Units, Restricted LLC Units (“RLUs”), and Class C Incentive Units. Compensation expense for equity awards is measured at the grant date fair value. The grant date fair value of Restricted Stock, RSUs, and RLUs is based on the closing price of the underlying stock the day prior to issuance. The grant date fair value of Stock Options is estimated using the Black-Scholes option pricing model, and the grant date fair value of the Restricted Common Units and Class C Incentive Units is estimated using a Monte Carlo simulation based pricing model. These pricing models require management to make assumptions with respect to the fair value of the equity awards on the grant date, including the expected term of the award, the expected volatility of the Company’s stock based on a period of time generally commensurate with the expected term of the award, risk-free interest rates, and expected dividend yields of the Company’s Class A common stock, among other items including the Company’s Class A common stock price and taxable income forecasts. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation expense could be materially impacted.

The Company accounts for equity-based compensation in accordance with ASC 718, Compensation- Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation expense is measured at estimated fair value of the equity-based awards and is expensed over the vesting period during which an employee provides service in exchange for the award. Compensation expense is recognized using the graded vesting attribution method and forfeitures are accounted for as they occur. Equity-based compensation expense is recorded in Compensation and benefits on the Consolidated Statements of Income. See Note 11, Equity-Based Compensation, for additional information on the Company’s equity-based compensation awards.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Ryan Specialty Holdings, Inc., by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to Ryan Specialty Holdings, Inc., by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. See Note 12, Earnings (Loss) Per Share, for additional information on dilutive securities.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to manage the risk profile of existing underlying exposures, including changes in interest rates and foreign currency exchange rates. For cash flow hedges, the Company assesses the effectiveness both at inception and on an on-going basis. For hedging derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value of the financial instrument in Other comprehensive income (loss). Amounts recorded in Other comprehensive income (loss) are reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. If a derivative is not designated as an accounting hedge, such as forward contracts periodically used by the Company to limit foreign currency exchange rate exposure, the change in fair value is recorded in earnings. The Company utilizes an interest rate cap for interest rate risk management purposes. The Company amortizes the premium paid for the interest rate cap on a straight-line basis over the life of the instrument. The premium amortization is recognized in Interest expense, net on the Consolidated Statements of Income. The Company recognizes cash flows related to designated and non-designated hedges in the same section of the Consolidated Statement of Cash Flows as the cash flows related to the item being hedged. The Company does not hold or issue derivative instruments for trading or speculative purposes. See Note 13, Derivatives, for further discussion of derivative financial instruments.

Defined Contribution Plan

The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the “Savings Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Savings Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the Savings Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50% of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year and recognizes expense for the matching contribution in the period where requisite employee service is performed. The Company recognized expense related to discretionary matching contributions of $21.3 million, $17.4 million, and $14.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, which was included in Compensation and benefits on the Consolidated Statements of Income.

Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management. Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses, and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments. Changes in the value of deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income. The Company recognized liabilities for employee deferrals, inclusive of changes in the value of deferred amounts held, of $3.5 million and $2.2 million in Current Accrued compensation as of December 31, 2023 and 2022, respectively, and $22.4 million and $10.0 million in Non-current Accrued compensation on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Non-Controlling Interests

As noted above, the Company consolidates the financial results of the LLC; therefore, it reports non-controlling interests based on the LLC Common Units not owned by the Company on the Consolidated Balance Sheets. Net income and other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted average LLC Common Units outstanding during the period and are presented on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 10, Stockholders’ Equity, for more information.

The non-controlling interest holders may, subject to certain exceptions, exchange some or all of their LLC Common Units for newly-issued shares of Class A common stock on a one-for-one basis, or for cash, at the Company’s election (determined by a majority of the Company’s directors who are disinterested) and only to the extent that the Company has received cash proceeds pursuant to a secondary offering. As any redemption settled in cash would be limited to proceeds received from the sale of new permanent equity securities, the Non-controlling interests are classified as permanent equity on the Consolidated Balance Sheets.

Captive Insurance Cells

Through acquisitions, the Company has an ownership interest in three entities that hold segregated account protected cell captives. These entities are structured with protected cell captives for each insured (“Captive Cells”) and the core regulated companies (“Core Companies”). The Core Companies are owned and operated by the Company, and are not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insureds. The Company has a variable interest in the Core Companies due to its ownership interest, however, as the Core Companies are not exposed to the variability of the Captive Cells, only the activity of the regulated Core Companies is recorded in the Company’s consolidated financial statements, including cash and any expenses incurred to operate the Captive Cells.

Litigation and Contingent Liabilities

The Company is subject to various legal actions related to claims, lawsuits, and proceedings incident to the nature of the business. The Company records liabilities for loss contingencies when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. The Company does not discount such contingent liabilities and recognizes related legal costs, such as fees and expenses of external counsel and other service providers, as period expenses when incurred. Loss contingencies are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Significant management judgment is required to estimate the amounts of such contingent liabilities. The Company records loss recoveries from E&O insurance coverage, up to the amount of the financial statement loss incurred, when the realization of the indemnity for a claim presented under the Company’s E&O insurance coverage is deemed probable. In order to assess potential liabilities and any recoveries, the Company analyzes the litigation exposure based upon available information, including consultation with counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of factors, including new developments or changes in the approach, such as changing the settlement strategy as applicable to a matter.

Foreign Currency Translation

The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Balances denominated in non-functional currency are remeasured to the functional currency using current exchange rates, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency balances are then translated into the reporting currency (i.e., USD) using (i) exchange rates at the balance sheet date for items reported as assets or liabilities in the Consolidated Balance Sheets, (ii) historical rates for items reported in the Consolidated Statements of Mezzanine Equity and Stockholders’/ Members’ Equity and Consolidated Statements of Stockholders’ Equity other than retained earnings (accumulated deficit), and (iii) average exchange rates for items recorded in earnings and included in retained earnings (accumulated deficit). The resulting change in unrealized translation gains or losses is a component of Accumulated other comprehensive income within the Consolidated Balance Sheets.

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

The Company recognizes deferred tax assets to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.

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

Holders of the LLC Common Units, including the Company, incur U.S. federal, state, and local income taxes on their share of any taxable income of the LLC. The LLC Operating Agreement provides for pro rata cash distributions (“Members’ Tax Distributions”) to the holders of the LLC Common Units in an amount generally calculated to provide each holder of LLC Common Units with sufficient cash to cover their tax liability in respect of the LLC Common Units. In general, these Members’ Tax Distributions are computed based on the LLC’s estimated taxable income, multiplied by an assumed tax rate as set forth in the LLC Operating Agreement.

Tax Receivable Agreement (TRA)

The Company is party to a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company to the current and certain former LLC Unitholders of 85% of the amount of net cash savings, if any, in U.S. federal, state, and local income taxes the Company actually realizes (or under certain circumstances are deemed to realize) from (i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”).

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

The Company accounts for the effects of the increases in tax basis and associated payments under the TRA arising from exchanges with respect to Exchange Tax Attributes and TRA Payment Attributes by (i) by recording an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on the enacted federal and state tax rates at the date of the exchange, (ii) to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, by reducing the deferred tax asset with a valuation allowance, and (iii) recording an offsetting increase in the Tax Receivable Agreement liability for 85% of the realizable tax benefit and an increase in Additional paid-in capital for the remaining 15% of the realizable tax benefit on the Consolidated Balance Sheets.

The Company accounts for the associated payment under the TRA arising from exchanges with respect to the Pre-IPO M&A Tax Attributes by recording an increase in the Tax Receivable Agreement liability for 85% of the realizable tax benefits associated with the Pre-IPO M&A Tax Attributes with an offsetting decrease to Additional paid-in capital on the Consolidated Balance Sheets.

Subsequent changes to the initial establishment of the increases in deferred tax assets and Tax Receivable Agreement liability between reporting periods will be recognized in the Consolidated Statements of Stockholders’ Equity as the exchanges represent transactions among shareholders. Subsequent changes in the fair value of the Tax Receivable Agreement liabilities between reporting periods, as well as any interest accrued on the TRA between the Company’s annual tax filing date and the TRA payment date, are recognized in the Consolidated Statements of Income. In the unlikely event of an early termination of the TRA, either due to Company default or a change of control, the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Year Ended December 31,
	2023	2022	2021
Wholesale Brokerage	$1,319,056	$1,129,241	$931,979
Binding Authority	275,961	231,048	209,622
Underwriting Management	431,579	351,572	290,578
Total Net commissions and fees	$2,026,596	$1,711,861	$1,432,179

Contract Balances

The contract assets balance, which is included within Commissions and fees receivable – net on the Consolidated Balance Sheets, was $13.4 million and $13.0 million as of December 31, 2023 and 2022, respectively. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $7.8 million and $1.4 million as of December 31, 2023 and 2022, respectively. All contract liabilities outstanding as of December 31, 2022 were recognized in revenue during the year ended December 31, 2023.

4.
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

On December 1, 2023, the Company completed the acquisition of AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss managing general underwriter headquartered in Chicago, Illinois, for $98.3 million of cash consideration.

The $8.1 million of contingent consideration liabilities established for the acquisitions that occurred during the year ended December 31, 2023 were measured at the estimated acquisition date fair value and were non-cash investing transactions. These contingent consideration arrangements are based on the individual businesses’ revenue or EBITDA targets over the next one to two fiscal years.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired during the year ended December 31, 2023, as of the date of each acquisition:

	Griffin	ACE and Point6	Socius	AccuRisk	Total
Cash and cash equivalents	$—	$—	$12,858	$7,396	$20,254
Commissions and fees receivable – net	1,495	4,288	5,470	7,703	18,956
Fiduciary cash and receivables	14,042	31,502	53,072	62,449	161,065
Goodwill	63,898	25,782	177,057	64,240	330,977
Customer relationships[1]	51,400	21,900	99,200	40,200	212,700
Other current and non-current assets	1,368	—	2,995	2,390	6,753
Total assets acquired	$132,203	$83,472	$350,652	$184,378	$750,705
Accounts payable and accrued liabilities	—	2,358	2,330	6,059	10,747
Accrued compensation	850	507	8,405	3,230	12,992
Fiduciary liabilities	15,824	31,502	53,072	62,449	162,847
Deferred tax liabilities	—	—	23,575	10,586	34,161
Other current and non-current liabilities	—	—	1,226	3,725	4,951
Total liabilities assumed	$16,674	$34,367	$88,608	$86,049	$225,698
Net assets acquired	$115,529	$49,105	$262,044	$98,329	$525,007

1The customer relationships acquired during the year ended December 31, 2023 have a weighted average amortization period of 13.0 years.

Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date. Estimated tax deductible goodwill of $106.6 million was generated as a result of these acquisitions. The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for the acquisitions above of $7.1 million during the year ended December 31, 2023, in General and administrative expense on the Consolidated Statements of Income.

Unaudited Pro Forma Financial Information

The Company recognized an aggregate $47.2 million of revenue related to the 2023 acquisitions above from their respective acquisition dates during the year ended December 31, 2023. The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2023 acquisitions occurred on January 1, 2022. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

	Year Ended December 31,
	2023	2022
Total revenue	$2,152,086	$1,820,248
Net income	214,530	121,192

The unaudited pro forma financial information includes adjustments of (i) incremental amortization expense on intangible assets acquired of $5.2 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively, (ii) an increase in transactions costs of $7.1 million for the year ended December 31, 2022, with an equal decrease to transaction costs in the year ended December 31, 2023, and (iii) an increase of $18.4 million of income tax expense for the year ended December 31, 2022 related to the CCRs (as defined in Note 18, Income Taxes), with an equal decrease in income tax expense for the year ended December 31, 2023.

2022 Acquisition

On November 1, 2022, the Company acquired certain assets of Centurion Liability Insurance Services, LLC (“Centurion”) for $7.7 million of total consideration. The transaction was accounted for as an asset acquisition and resulted in an increase to Customer relationships on the Consolidated Balance Sheets.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration, which is generally based on the EBITDA or revenue of the acquired business following a defined period after purchase. Further information regarding fair value measurements of contingent consideration is detailed in Note 15, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration within Change in contingent consideration, and recognizes accretion of the discount on these liabilities within Interest expense, net, on the Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Year Ended December 31,
	2023	2022	2021
Change in contingent consideration	$5,421	$442	$2,891
Interest expense, net	3,052	1,991	748
Total	$8,473	$2,433	$3,639

The aggregate amount of maximum contingent consideration obligation related to acquisitions was $106.2 million as of December 31, 2023.

5.
Restructuring

In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company’s operations and technology. In its expanded form, the restructuring plan is expected to incur total restructuring costs of approximately $90.0 million through December 31, 2024 and to generate annual savings of approximately $50.0 million in 2025. The total expected costs of the plan include $50.0 million related to operations and technology optimization, $25.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs.

The table below presents the restructuring expense incurred:

Year Ended December 31, 2023
Operations and technology optimization	$25,995
Compensation and benefits	11,320
Asset impairment and other termination costs	11,057
Total	$48,372

During the year ended December 31, 2023, the Company recognized restructuring expenses of $22.6 million, including contractor costs, in Compensation and benefits, and $25.8 million in General and administrative expense on the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at January 1, 2023	$—	$—	$—	$—
Accrued costs	33,979	11,320	11,057	56,356
Payments	(28,093)	(10,240)	(10,620)	(48,953)
Non-cash adjustments	—	—	(437)	(437)
Balance at December 31, 2023	$5,886	$1,080	$—	$6,966

Accrued costs in the table above include both costs expensed and capitalized during the period. As of December 31, 2023, $5.3 million of the restructuring liability was included in Accounts payable and accrued liabilities and $1.7 million was included in Current Accrued compensation on the Consolidated Balance Sheets.

6.
Receivables and OTHER Current Assets

Receivables

The Company had receivables of $294.2 million and $231.4 million outstanding as of December 31, 2023 and 2022, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2023	2022
Beginning of period	$1,980	$2,508
Write-offs	(1,722)	(1,660)
Increase in provision	2,200	1,132
End of period	$2,458	$1,980

Other Current Assets

Major classes of other current assets consist of the following:

	As of December 31,
	2023	2022
Prepaid expenses	$25,762	$21,062
Insurance recoverable	20,562	20,562
Other current receivables	15,905	8,066
Total Other current assets	$62,229	$49,690

Other current receivables contain service receivables from Geneva Re, Ltd. See Note 17, Related Parties, for further information regarding related parties. See Note 16, Commitments and Contingencies, for further information on the insurance recoverable.

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides a summary of goodwill activity:

Goodwill
Balance at December 31, 2021	$1,309,267
Measurement period adjustments	7,019
Impact of exchange rate changes	(1,302)
Balance at December 31, 2022	$1,314,984
Acquisitions	330,977
Impact of exchange rate changes	521
Balance at December 31, 2023	$1,646,482

The net carrying amount of finite-lived intangible assets are shown in the table below:

	As of December 31, 2023			As of December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,138,875	$(566,459)	$572,416	$925,722	$(468,592)	$457,130
Trade names	23,669	(22,447)	1,222	22,462	(19,502)	2,960
Internally developed software	56,704	(19,672)	37,032	39,627	(13,273)	26,354
Total	$1,219,248	$(608,578)	$610,670	$987,811	$(501,367)	$486,444

The value of internally developed software in development but not yet placed in service was $18.1 million and $11.2 million as of December 31, 2023 and 2022, respectively.

The aggregate amortization expense from finite-lived intangible assets was $106.8 million and $103.6 million for the years ended December 31, 2023 and 2022, respectively. The estimated future amortization for finite-lived intangible assets as of December 31, 2023 was as follows:

	Customer Relationships	Trade Names	Internally Developed Software
2024	$99,232	$1,222	$8,584
2025	87,464	—	8,839
2026	75,545	—	7,054
2027	63,692	—	6,306
2028	55,119	—	4,852
Thereafter	191,364	—	1,397
Total	$572,416	$1,222	$37,032

8.
LEASES

The Company has various non-cancelable operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Year Ended December 31,
	2023	2022	2021
Lease costs
Operating lease costs	$36,907	$32,834	$24,069
Finance lease costs	—	31	147
Short-term lease costs
Operating lease costs	870	598	536
Finance lease costs	—	10	10
Sublease income	(642)	(488)	(382)
Lease costs – net	$37,135	$32,985	$24,380

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$32,933	$25,569	$27,550
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	11,771	93,029	11,714
Amortization of right-of-use assets for operating lease activity	24,664	23,051	20,000
Weighted average discount rate (percent)
Operating leases	5.1%	4.8%	3.9%
Finance leases	—	3.2%	3.2%
Weighted average remaining lease term (years)
Operating leases	8.2	8.5	6.0
Finance leases	—	1.9	2.7

The estimated future minimum payments of operating leases as of December 31, 2023 were as follows:

2024	$29,375
2025	29,152
2026	27,453
2027	24,369
2028	20,442
Thereafter	89,710
Total undiscounted future lease payments	$220,501
Less imputed interest	(44,675)
Present value lease liabilities	$175,826

The Company has two leases with inception dates prior to December 31, 2023 that had not yet commenced as of December 31, 2023, for a total future estimated lease liability of $3.4 million.

9.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	As of December 31,
	2023	2022
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 3.00%, matures September 1, 2027	$1,564,718	$1,571,818
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	400,704	399,791
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees of 0.25%-0.50%, matures July 26, 2026	377	392
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.75%, expire May 1, 2024	2,251	—
Commercial notes, periodic interest and principal payments, 5.75%, expire June 1, 2024	622	—
Commercial notes, periodic interest and principal payments, 6.00%, expire June 19, 2024	2,485	—
Commercial notes, periodic interest and principal payments, 5.75%, expire June 21, 2024	2,855	—
Commercial notes, periodic interest and principal payments, 1.88%-2.49%, expired May 1, 2023	—	1,685
Commercial notes, periodic interest and principal payments, 2.49%, expired June 1, 2023	—	767
Commercial notes, periodic interest and principal payments, 2.74%, expired June 21, 2023	—	3,266
Finance lease obligation	—	57
Units subject to mandatory redemption	5,200	4,711
Total debt	$1,979,212	$1,982,487
Less: Short-term debt and current portion of long-term debt	(35,375)	(30,587)
Long-term debt	$1,943,837	$1,951,900

The future maturities of long-term debt, which excludes premium financing notes, as of December 31, 2023 were as follows:

2024	$27,162
2025	16,500
2026	16,500
2027	1,546,875
2028	—
Thereafter	403,316
Total repayments	$2,010,353
Less: Unamortized discounts and debt issuance costs	(39,354)
Total	$1,970,999

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of December 31, 2023, $1,596.4 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $32.8 million. As of December 31, 2022, $1,612.9 million of the principal was outstanding, $0.7 million of interest was accrued, and the related unamortized deferred issuance costs were $41.7 million.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of December 31, 2023 and 2022. As the Revolving Credit Facility had not been drawn on as of December 31, 2023 or 2022, the deferred issuance costs related to the facility of $4.1 million and $6.4 million, respectively, were included in Other non-current assets on the Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $599.7 million and $599.3 million as of December 31, 2023 and 2022, respectively, as the available amount of the facility was reduced by $0.3 million and $0.7 million of undrawn letters of credit, respectively.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of December 31, 2023 and 2022, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

Borrowings under the Term Loan and the Revolving Credit Facility are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of existing and future material domestic subsidiaries of the Company.

Senior Secured Notes due 2030

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. As of December 31, 2023 and 2022, accrued interest on the notes was $7.3 million and the related unamortized deferred issuance costs plus discount were $6.6 million and $7.5 million, respectively.

Subsidiary Units Subject to Mandatory Redemption

Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units with the Founder in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, fifteen years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income. As of December 31, 2023 and 2022, interest accrued on these units was $1.9 million and $1.4 million, respectively. See Note 17, Related Parties, for further information on Ryan Re.

10.
Stockholders’ Equity

Ryan Specialty’s amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, 1,000,000,000 shares of Class B common stock, 10,000,000 shares of Class X common stock, and 500,000,000 shares of preferred stock, each having a par value of $0.001 per share.

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

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, in accordance with the LLC Operating Agreement, or, at the Company’s election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to the Company an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC Common Units are immediately exchanged for Class A common stock as discussed in Note 11, Equity-Based Compensation.

Class X Common Stock

There were no shares of Class X common stock outstanding as of December 31, 2023 or 2022. The Company issued shares of Class X common stock to Onex as part of the Organizational Transactions, which were immediately repurchased and canceled, as a mechanism for Onex to participate in the TRA. Shares of Class X common stock have no economic or voting rights.

Preferred Stock

There were no shares of preferred stock outstanding as of December 31, 2023 or 2022. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of December 31, 2023 and 2022, the Company owned 45.6% and 43.3%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 54.4% and 56.7%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage was 56.1% and 57.1% for the years ended December 31, 2023 and 2022, respectively, and was 57.6% from the date of the IPO through December 31, 2021.

11. Equity-based Compensation

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

	Year Ended December 31, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,984,939	$21.15	3,238,597	$23.84
Granted	—	—	—	—
Vested	(1,027,952)	21.15	(2,116,033)	23.84
Forfeited	(18,077)	21.15	—	—
Unvested at end of period	938,910	$21.15	1,122,564	$23.84

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

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Year Ended December 31, 2023
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,771,624	$23.00	984,439	$34.64
Granted	—	—	921,288	41.37
Vested	(372,466)	22.43	(70,055)	35.05
Forfeited	(39,380)	22.53	(15,756)	34.89
Unvested at end of period	3,359,778	$23.07	1,819,916	$38.02

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

	Year Ended December 31, 2023
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,554,749	66,667	170,392	$34.39
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(81,361)	—	(4,708)	34.39
Outstanding at end of period	4,473,388	66,667	165,684	$34.39

1 As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair values of Reload Options and Staking Options granted at the time of the IPO and Incentive Options granted during 2022 were determined using the Black-Scholes option pricing model with the following assumptions:

	Reload Options	Staking Options	Incentive Options
Volatility	25.0%	25.0%	27.5%
Time to maturity (years)	6.5-7.0	9.1	7.0
Risk-free rate	0.9%-1.0%	1.2%	2.2%
Fair value per unit	$6.42-$6.72	$7.82	$11.68
Dividend yield	0.0%	0.0%	0.0%

There were no Incentive Options granted during the years ended December 31, 2021 or 2023.

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

The aggregate intrinsic values and weighted average remaining contractual terms of Stock Options outstanding as of December 31, 2023 were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$87,321
Staking Options outstanding	1,301
Incentive Options outstanding	1,430
Weighted-average remaining contractual term (in years):
Reload Options outstanding	7.4
Staking Options outstanding	8.6
Incentive Options outstanding	8.2

There were no exercisable Staking, Reload, or Incentive Options as of December 31, 2023.

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

	Year Ended December 31, 2023
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

	Year Ended December 31, 2023
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

Valuation Considerations

The Restricted Common Units and RLUs, once vested and after delivery of LLC Common Units, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company. The various Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the Class C Incentive Units can be exchanged for LLC Common Units of equal value and are entitled to the same TRA benefits upon an exchange to Class A common stock. In order to value the Restricted Common Units and Class C Incentive Units the Company is required to make certain assumptions with respect to select model inputs.

Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the various Class C Incentive Units, the Company uses a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. The Monte Carlo simulation model uses the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company’s stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate range of 1.9%-4.0% was based on U.S. Treasury rates commensurate with a term of 30 years. Due to the transfer restrictions on the IPO awards, a discount for lack of marketability was applied based on the term between when each Restricted Common Unit, Staking Class C Incentive Unit, or Reload Class C Incentive Unit vests and when it is released from the transfer restriction. The range of discounts from 6.0%-19.1% were applied on the proportion of value associated with the receipt of Class A common stock upon the exchange of each Restricted Common Unit or Class C Incentive Unit.

Non-Employee Director Stock Grants

The Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company’s Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company granted 19,698 Director Stock Grants with a weighted-average grant date fair value of $40.86 and 53,159 Director Stock Grants with a weighted-average grant date fair value of $36.30 during the years ended December 31, 2023 and 2022, respectively.

Equity-Based Compensation Expense

As of December 31, 2023, the unrecognized equity-based compensation expense related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$3,614	0.8
IPO RSUs	39,972	3.9
Incentive RSUs	44,992	2.6
Reload Options	2,564	1.3
Staking Options	314	5.5
Incentive Options	1,039	2.1
Restricted Common Units	2,269	0.4
IPO RLUs	21,554	5.1
Incentive RLUs	13,947	2.2
Reload Class C Incentive Units	2,688	1.3
Staking Class C Incentive Units	12,665	4.6
Class C Incentive Units	7,433	4.3
Total unrecognized equity-based compensation expense	$153,051

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of December 31, 2023 in the same view.

	Recognized			Unrecognized
	Year Ended December 31,			As of
	2023	2022	2021	December 31, 2023
Prior to the Organizational Transactions and IPO
LLC equity-based compensation expense	$—	$—	$8,457	$—
IPO awards
Modification of vested Restricted Stock and Restricted Common Units	—	—	31,142	—
IPO RSUs and Staking Options	15,760	22,700	18,234	40,286
IPO RLUs and Staking Class C Incentive Units	11,424	12,561	5,997	34,219
Incremental Restricted Stock and Reload Options	4,332	7,126	6,779	4,371
Incremental Restricted Common Units and Reload Class C Incentive Units	7,119	11,705	10,170	4,276
Pre-IPO incentive awards
Restricted Stock	2,387	4,860	3,323	1,807
Restricted Common Units	1,454	3,079	1,859	681
Post-IPO incentive awards
Incentive RSUs	19,245	7,417	—	44,992
Incentive RLUs	4,567	2,148	—	13,947
Incentive Options	466	431	—	1,039
Class C Incentive Units	1,906	873	—	7,433
Other expense
Director Stock Grants	1,083	2,000	495	—
Profit sharing contribution	—	2,580	—	—
Total equity-based compensation expense	$69,743	$77,480	$86,456	$153,051

12.
EARNINGS (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Ryan Specialty Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. The basic and diluted loss per share for the year ended December 31, 2021 include only the period from July 22, 2021 to December 31, 2021, which represents the period wherein the

Company had outstanding Class A common stock subsequent to the IPO. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Year Ended December 31,
	2023	2022	2021
Net income	$194,480	$163,257	$56,632
Net income attributable to the LLC before the Organizational Transactions	—	—	72,937
Less: Net income (loss) attributable to non-controlling interests	133,443	102,205	(9,241)
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$61,037	$61,052	$(7,064)
Numerator:
Net income (loss) attributable to Class A common shareholders	$61,037	$61,052	$(7,064)
Add (less): Income attributed to substantively vested RSUs	(10)	806	—
Net income (loss) attributable to Class A common shareholders – basic	$61,027	$61,858	$(7,064)
Add: Income attributed to dilutive shares	4,185	75,512	—
Net income (loss) attributable to Class A common shareholders – diluted	$65,212	$137,370	$(7,064)
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	114,359,968	108,616,420	105,730,008
Add: Dilutive shares	11,385,171	157,134,024	—
Weighted-average shares of Class A common stock outstanding – diluted	125,745,139	265,750,444	105,730,008
Earnings (loss) per share
Earnings (loss) per share of Class A common stock – basic	$0.53	$0.57	$(0.07)
Earnings (loss) per share of Class A common stock – diluted	$0.52	$0.52	$(0.07)

The following shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Conversion of non-controlling interest LLC Common Units[1]	142,383,621	—	142,967,621
Conversion of vested Class C Incentive Units[1]	76,397	—	—
Restricted Stock	—	—	3,216,435
IPO RSUs	—	—	4,037,589
Reload Options	—	—	4,592,319
Staking Options	—	—	66,667
Incentive Options	—	170,392	—
Restricted Common Units	—	—	5,743,520
IPO RLUs	—	—	1,543,277
Reload Class C Incentive Units	—	—	3,911,490
Staking Class C Incentive Units	—	—	2,116,667
Class C Incentive Units	495,822	300,000	—

1 Weighted average units outstanding during the period.

13.
Derivatives

Deal-Contingent Foreign Currency Forward

On December 21, 2023, the Company entered into a deal-contingent foreign currency forward (the “Deal-Contingent Forward”) to manage the risk of appreciation of the GBP-denominated purchase price of the acquisition of Castel Underwriting Agencies Limited (“Castel”). The Castel acquisition is expected to close during the first half of 2024, subject to regulatory approvals and customary closing conditions. The Deal-Contingent Forward has a 200.0 million GBP notional amount and will only be executed if and when the Castel acquisition closes. As the Deal-Contingent Forward is an economic hedge and has not been designated as an accounting hedge, any gains or losses resulting from the Deal-Contingent Forward, including changes in the instrument’s fair value, will be recognized through earnings in the period incurred.

Interest Rate Cap

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of December 31, 2023, the interest rate cap continued to be an effective hedge.

For the years ended December 31, 2023 and 2022, the decrease of $16.2 million and increase of $20.4 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). As of December 31, 2023, the Company expects $19.6 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months. See Note 18, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.

The location and gains (losses) on non-hedging and hedging derivatives are reported on the Consolidated Statements of Income as follows:

		Year Ended December 31,
	Income Statement Caption	2023	2022
Change in the fair value of the Deal-Contingent Forward	General and administrative	$(852)	$—
Total impact of derivatives not designated as hedging instruments		$(852)	$—

Interest rate cap premium amortization	Interest expense, net	$(6,955)	$(4,636)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	22,900	2,174
Total impact of derivatives designated as hedging instruments		$15,945	$(2,462)

The location and fair value of non-hedging and hedging derivatives are reported on the Consolidated Balance sheets as follows:

		As of December 31,
	Balance Sheet Caption	2023	2022
Derivatives not designated as hedging instruments
Deal-Contingent Forward	Accounts payable and accrued liabilities	$852	$—
Derivatives designated as hedging instruments
Interest rate cap	Other non-current assets	$29,667	$45,860

See Note 15, Fair Value Measurements, for further information on the fair value of derivatives.

14. Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the year ended December 31, 2023, with the exception of Cash and cash equivalents of $58.2 million, the entire balance of the Tax Receivable Agreement liabilities of $358.9 million and Deferred tax assets of $383.3 million on the Consolidated Balance Sheets, which were attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2022, Cash and cash equivalents of $25.0 million, the entire balance of the Tax Receivable Agreement liabilities of $295.3 million, and Deferred tax assets of $396.8 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

15. Fair Value Measurements

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of December 31, 2023 and 2022 approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,976.5 million and $1,960.6 million as of December 31, 2023 and 2022, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 9, Debt, for the carrying values of the Company’s debt.

Derivative Instruments

Deal-Contingent Foreign Currency Forward

The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward is determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition is anticipated to close, and discounted to the valuation date. The lowest level of inputs used that are significant in determining the fair value are considered Level 3 inputs. See Note 13, Derivatives, for further information on the Deal-Contingent Forward.

Interest Rate Cap

The Company uses an interest rate cap to manage its exposure to interest rate fluctuations related to the Company’s Term Loan. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap are considered Level 2 inputs. See Note 13, Derivatives, for further information on the interest rate cap.

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA, which are run through a series of simulations. As of December 31, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.9% to 5.4%, 7.0% to 21.7%, and 3.3% to 4.2%, respectively. As of December 31, 2022, the models used a risk-free rate, expected volatility, and a credit spread of 4.6%, 22.5%, and 4.5%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate range used to present value the cash payments as of December 31, 2023 was 8.3% to 9.1%. The discount rate used as of December 31, 2022 was 9.1%.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	As of December 31, 2023			As of December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$29,667	$—	$—	$45,860	$—
Liabilities:
Contingent consideration	—	—	41,050	—	—	29,251
Deal-Contingent Forward	—	—	852	—	—	—
Total assets and liabilities measured at fair value	$—	$29,667	$41,902	$—	$45,860	$29,251

Contingent consideration of $41.1 million and $21.8 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. Contingent consideration of $7.5 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022.

Level 3 Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances of the Level 3 liabilities measured at fair value:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$29,251	$42,053
Newly established liabilities due to acquisitions	11,238	—
Newly established liability due to derivatives	852	—
Other losses included in earnings	8,473	2,433
Settlements	(7,912)	(15,235)
Balance at end of period	$41,902	$29,251

Newly established liabilities due to acquisitions include $8.1 million of contingent consideration established for current year acquisitions and $3.1 million of acquired contingent consideration arrangements. For the year ended December 31, 2023, $3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the year ended December 31, 2022, $9.0 million and $6.2 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
16. Commitments and Contingencies

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

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a per claim retention amount of $5.0 million. The Company’s per claim retention amount increased from $2.5 million to $5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $6.4 million and $26.1 million were recorded for outstanding matters as of December 31, 2023 and 2022, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $6.9 million, $7.5 million, and $3.0 million of E&O expense for the years ended December 31, 2023, 2022, and 2021, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.2 million and $23.1 million as of December 31, 2023 and 2022, respectively, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $20.6 million was recorded as of December 31, 2023 and 2022 in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in the year ended December 31, 2022. No further expense was recognized in the year ended December 31, 2023.

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

17. Related Parties

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

The Company holds a 47% interest in RIH and GRH holds a 53% interest in RIH. RIH has a 50% non-controlling interest in GRP, and the other 50% is owned by Nationwide Mutual Insurance Company. GRP wholly owns Geneva Re, Ltd. (“Geneva Re”), a Bermuda-regulated reinsurance company, and GR Bermuda SAC Ltd. (the “Segregated Account Company”). The Segregated Account Company has one segregated account, which is beneficially owned by a third-party insurance company (the “Third-party Insurer”). RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.

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

The following table summarizes the change in the balance of the Company’s equity method investment in Geneva Re:

	Year Ended December 31,
	2023	2022
Beginning of period	$38,514	$45,417
Income (loss) from equity method investment in related party	8,731	(414)
Change in share of equity method investment in related party other comprehensive loss	(1,146)	(6,489)
End of period	$46,099	$38,514

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.2 million due from Geneva Re under this agreement as of December 31, 2023 and 2022.

Ryan Re Services Agreements with Geneva Re

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from Geneva Re, net of applicable constraints, was $1.5 million, $1.6 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Receivables due from Geneva Re under this agreement, net of applicable constraints, were $0.7 million and $2.0 million as of December 31, 2023 and 2022, respectively.

On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $7.5 million during the year ended December 31, 2023, and had prepaid expenses of $5.3 million as of December 31, 2023, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of the aircraft of $1.0 million, $1.3 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

18. Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes with respect to its allocable share of any net taxable income from the LLC. The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries. The year ended December 31, 2021 includes a period prior to the Organizational Transactions and IPO, during which time income taxes represented those only of the LLC.

The components of income before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$224,813	$159,778	$39,673
Foreign	13,112	19,414	21,891
Income before income taxes	$237,925	$179,192	$61,564

The components of income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense
Federal	$9,179	$408	$187
State	3,338	1,840	856
Foreign	5,438	4,701	5,042
Current income tax expense	$17,955	$6,949	$6,085
Deferred income tax expense (benefit)
Federal	31,941	13,164	(2,087)
State	(5,454)	(4,198)	411
Foreign	(997)	20	523
Deferred income tax expense (benefit)	$25,490	$8,986	$(1,153)
Income tax expense	$43,445	$15,935	$4,932

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2023		2022		2021
Income taxes at U.S. federal statutory rate	$49,964	21.0%	$37,630	21.0%	$12,928	21.0%
Income attributable to non-controlling interests and nontaxable income	(26,195)	(11.0)%	(18,662)	(10.4)%	(10,166)	(16.5)%
Nondeductible expenses	5,728	2.4%	2,474	1.4%	415	0.7%
State and local taxes, net of federal benefit	6,642	2.8%	4,671	2.6%	600	1.0%
Foreign rate differential	259	0.1%	376	0.2%	337	0.5%
Change in state rate	(12,091)	(5.1)%	(7,477)	(4.2)%	775	1.3%
Equity-based compensation	(2,481)	(1.0)%	(2,374)	(1.3)%	—	0.0%
Common Control Reorganizations	18,356	7.7%	—	0.0%	—	0.0%
Change in valuation allowance	2,908	1.2%	—	0.0%	—	0.0%
Other	355	0.1%	(703)	(0.4)%	43	0.1%
Income tax expense	$43,445	18.2%	$15,935	8.9%	$4,932	8.1%

The effective tax rates are different from the 21% U.S. federal statutory tax rate primarily because the Company was taxed as an LLC pre-IPO and, post-IPO, is not liable for income taxes on the portion of earnings that is attributable to the non-controlling interests. Additionally, the effective tax rate for the years ended December 31, 2023 and 2022 was lower than the 21% statutory rate as a result of the change in the deferred income tax rates and equity-based compensation. The increase in the Company’s effective tax rate for the year ended December 31, 2023 was primarily a result of the $18.4 million non-cash deferred income tax expense from the Common Control Reorganizations (“CCRs”), which are described below.

As of December 31, 2023, the Company had $4.9 million of federal net operating loss (“NOL”) carryforwards with an indefinite carryforward period, $6.3 million of state NOL carryforwards that will begin to expire in 2032, and $1.5 million in U.K. NOL carryforwards with an indefinite carryforward period. The company has recorded a full valuation allowance against the U.K. NOL.

As of December 31, 2023, the Company had $2.9 million in foreign tax credit carryforwards that will begin to expire in 2031. The Company assessed the available positive and negative evidence, including tax planning strategies and recent results of foreign operations, to determine whether it was more likely than not that the existing deferred tax asset would be realized. A significant piece of objective negative evidence evaluated was the inability to use all available foreign tax credits for the year ended December 31, 2023. On the basis of this evaluation, as of December 31, 2023, a full valuation allowance of $2.9 million was recorded with respect to this deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of the Company’s ability to use the available foreign tax credits change.

Uncertain Tax Positions

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2023, that if recognized, would affect the annual effective tax rate. The Company’s 2021 and 2022 tax years are considered open for federal examination purposes. The 2019 through 2022 tax years are considered open for purposes of federal examination under the statutes of limitations for the LLC, which continues to file an annual U.S. Return of Partnership Income, and the Company’s C-Corporation subsidiaries. As of the issuance date of this Form 10-K, the LLC is currently under U.S. federal examination for the 2021 tax year and one of the LLC’s subsidiaries is currently under U.S. federal and state examination for the 2020 tax year. There are no other on-going U.S. federal, state, or foreign tax audits or examinations as of the date of issuance of this Form 10-K.

Common Control Reorganizations (CCRs)

Subsequent to the acquisitions of Socius and AccuRisk, which were purchased by a wholly owned subsidiary of Ryan Specialty Holdings, Inc., the Company converted Socius to an LLC and reorganized AccuRisk and transferred those LLCs to Ryan Specialty, LLC. These legal entity reorganizations were considered transactions between entities under common control. The CCRs resulted in a net, non-cash deferred income tax expense of $18.4 million. Additionally, the difference between the carrying value and the fair value of the investments transferred under common control resulted in an increase of $18.9 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the year ended December 31, 2023.

Deferred Taxes

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$1,681	$1,039
Investment in the LLC	375,218	386,353
Start-up costs	6,820	7,199
Equity-based compensation	686	—
Tax credits	2,908	2,478
Total deferred tax assets	$387,313	$397,069
Valuation allowances	(3,272)	(263)
Deferred tax assets, net of valuation allowance	$384,041	$396,806
Deferred tax liabilities:
Intangibles	(53)	(51)
Fixed assets	(149)	(155)
Other accrued items	(78)	(348)
Deferred tax liabilities	$(280)	$(554)
Net Deferred tax assets	$383,761	$396,252

The change in Deferred tax assets during the year ended December 31, 2023 was primarily the result of a reduction to the deferred tax assets from the CCRs of $77.0 million offset by an increase in the Company’s investment in the LLC’s deferred tax assets of $63.9 million related to exchanges of LLC Common Units for Class A common stock, including the impact of the change in the deferred tax rate. During the year ended December 31, 2022, the Company recognized an increase in its investment in the LLC’s deferred tax assets of $27.7 million due to exchanges of LLC Common Units for Class A common stock.

As of December 31, 2023, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC, start-up costs, and U.S. net operating losses are more likely than not to be realized. As such, no valuation allowance has been recognized against those deferred tax assets. The Company has recorded a full valuation allowance against its foreign tax credits and U.K. NOL. The valuation allowance will be maintained until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Tax Receivable Agreement (TRA)

The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $358.9 million related to these benefits on the Consolidated Balance Sheets as of December 31, 2023. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2021	$136,704	$83,389	$52,007	$272,100
Exchange of LLC Common Units	16,207	3,680	6,116	26,003
Remeasurement - change in state rate	2,157	1,351	1,897	5,405
Interest expense	—	—	148	148
Payments	(4,757)	(3,404)	(148)	(8,309)
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	47,409	6,489	14,689	68,587
Remeasurement - change in state rate	5,910	905	3,549	10,364
Interest expense	—	—	806	806
Payments	(8,962)	(6,596)	(648)	(16,206)
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898

The increases in the TRA liabilities due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the years ended December 31, 2023 and 2022, the Company remeasured the TRA liabilities due to changes in state tax rates, which increased its estimated cash tax savings rate from 25.53% to 26.12% and 25.12% to 25.53%, respectively. The changes were recognized in Other non-operating loss on the Consolidated Statements of Income. Total realized tax savings in 2023 for the year ended December 31, 2022 from each of the tax attributes associated with the TRA were $18.3 million; $15.6 million, exclusive of the related accrued interest, was paid to current and certain former LLC unitholders, representing 85% of the realized tax savings. The remaining 15%, or $2.7 million, of the realized tax savings was retained by the Company.

Members’ Tax Distributions

The Company declared Members’ Tax Distributions of $74.6 million, $28.7 million, and $34.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. Members' Tax Distributions for quarterly estimates are generally paid throughout the year they relate to, and a final payment is made in the first half of the subsequent year.

Other Comprehensive Income (Loss)

The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Year Ended December 31,
	2023	2022
Gain on interest rate cap	$(1,628)	$(2,727)
(Gain) on interest rate cap reclassified to earnings	2,734	—
Foreign currency translation adjustments	(272)	538
Change in share of equity method investment in related party	173	713

The tax effects on the components of Other comprehensive income (loss) were de minimis for the year ended December 31, 2021.

19. AcCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the balance of Accumulated other comprehensive income, net of tax, are as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2020	$—	$1,948	$754	$2,702
Other comprehensive income (loss) before reclassifications	—	(1,201)	(1,040)	(2,241)
Other comprehensive income (loss)	$—	$(1,201)	$(1,040)	$(2,241)
Less: Non-controlling interests	—	(1,080)	(173)	(1,253)
Balance at December 31, 2021	$—	$1,827	$(113)	$1,714
Other comprehensive income (loss) before reclassifications	24,389	(4,684)	(5,774)	13,931
Amounts reclassified to earnings	(2,175)	—	—	(2,175)
Other comprehensive income (loss)	$22,214	$(4,684)	$(5,774)	$11,756
Less: Non-controlling interests	14,149	(3,014)	(3,700)	7,435
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	12,028	2,125	(973)	13,180
Amounts reclassified to earnings	(20,161)	—	—	(20,161)
Other comprehensive income (loss)	$(8,133)	$2,125	$(973)	$(6,981)
Less: Non-controlling interests	(4,765)	1,300	(557)	(4,022)
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076

1 Change in share of equity method investment in related party other comprehensive loss on the Consolidated Statements of Comprehensive Income

20. Supplemental Cash Flow information

The following represents the supplemental cash flow information of the Company:

	Year Ended December 31,
	2023	2022	2021
Cash paid for:
Interest	$151,280	$90,678	$79,357
Income taxes, net of refunds	16,401	11,226	6,762
Non-cash investing and financing activities:
Members' Tax Distributions declared but unpaid	$35	$—	$11,155
Tax Receivable Agreement liabilities	68,587	26,003	272,100
Contingent consideration liabilities	11,238	—	22,011
Issuance of Class A common stock in connection with Common Blocker Merger	—	—	53
Class B common stock issued	—	—	149

21. Subsequent Events

The Company has evaluated subsequent events through February 28, 2024 and has concluded that no events have occurred that require disclosure other than the events listed below.

On January 19, 2024, the Company entered into the fifth amendment (the “Repricing Amendment”) to the Term Loan’s Credit Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from SOFR + 3.00% to SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged.

On February 27, 2024, the Company’s Board of Directors declared a one-time special cash dividend of $0.23 per share and approved the initiation of a regular quarterly cash dividend of $0.11 per share of outstanding Class A common stock. Both the special and regular quarterly dividend will be paid on March 27, 2024 to shareholders of record of Class A common stock as of the close of business on March 13, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2024 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of our Code of Conduct that applies to all our employees including our principal executive officer, principal financial officer, principal accounting officer, and controller and other persons performing similar functions is available on our website at www.ryanspecialty.com. Any substantive amendments to or waivers from the Code of Conduct (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) will be disclosed on the Company’s website. We will provide a copy of the Code of Conduct without charge upon written request to the Company Secretary, 155 North Wacker Drive, Suite 4000, Chicago, IL 60606.

Item 11. Executive Compensation

The information required by this Item regarding director and executive officer compensation and compensation committee interlocks and insider participation is incorporated herein by reference to our Proxy Statement.

The material incorporated herein by reference to the information set forth under the heading “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that it is specifically incorporated by reference by Ryan Specialty.

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

•
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm, on Financial Statements
•
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Mezzanine Equity and Stockholders’/ Members’ Equity for the Year Ended December 31, 2021
•
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, and 2022
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

10.2

Eighth Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of July 5, 2023, by and among Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 03, 2023).

10.3	+

Form of Director and Officer Indemnification Agreement, by and among Ryan Specialty Holdings, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.4	+

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

10.6	+	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).
10.7	+	First Amendment to the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 1, 2023).
10.8	+

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.9	+

Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.9	+	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).
10.10	+	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).
10.11	+	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), filed herewith.
10.12	+	Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (PSI Units), filed herewith.
10.13

Fifth Amendment to the Credit Agreement, dated January 19, 2024, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended March 30, 2021, July 26, 2021, August 13, 2021, April 29, 2022, and January 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on filed on January 26, 2024).

10.14

Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC dated as of July 5, 2023, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 03, 2023).

10.15	+	Ryan Specialty Group Services, LLC Executive Severance Plan, filed herewith.
21.1		Subsidiaries of the Registrant, filed herewith.
23.1		Consent of Deloitte & Touche LLP, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.
97.1		Clawback Policy Pursuant to Rule 10D-1 under the Securities Exchange Act of 1934, filed herewith.

101.INS

Inline XBRL (Extensible Business Reporting Language) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 27, 2024

Ryan Specialty Holding, Inc
By:	/s/ Patrick G. Ryan
Patrick G. Ryan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick G. Ryan	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Patrick G. Ryan
/s/ Jeremiah R. Bickham	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Jeremiah R. Bickham
/s/ Timothy W. Turner	President and Director	February 27, 2024
Timothy W. Turner
/s/ Henry S. Bienen	Director	February 27, 2024
Henry S. Bienen
/s/ David P. Bolger	Director	February 27, 2024
David P. Bolger
/s/ Michelle L. Collins	Director	February 27, 2024
Michelle L. Collins
/s/ Francesca Cornelli	Director	February 27, 2024
Francesca Cornelli
/s/ Nicholas D. Cortezi	Director	February 27, 2024
Nicholas D. Cortezi
/s/ D. Cameron Findlay	Director	February 27, 2024
D. Cameron Findlay
/s/ Anthony J. Kuczinski	Director	February 27, 2024
Anthony J. Kuczinski
/s/ Robert Le Blanc	Director	February 27, 2024
Robert Le Blanc
/s/ Michael D. O’Halleran	Director	February 27, 2024
Michael D. O’Halleran
/s/ John W. Rogers, Jr	Director	February 27, 2024
John W. Rogers, Jr
/s/ Patrick G. Ryan, Jr.	Director	February 27, 2024
Patrick G. Ryan, Jr.

[Signature Page to 10-K]