Form 10-Q
period 2024-03-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2024-05-03
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40645

RYAN SPECIALTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 N. Wacker Drive, Suite 4000
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

On April 30, 2024, the Registrant had 260,446,873 shares of common stock outstanding, consisting of 119,055,569 shares of Class A common stock, $0.001 par value, and 141,391,304 shares of Class B common stock, $0.001 par value.

Ryan Specialty Holdings, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, any future dividend, our plans, anticipated amount and timing of cost savings relating to the restructuring plan, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

i

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
•
risks relating to our organizational structure that could result in conflicts of interest between the LLC Unitholders, the Ryan Parties, and the holders of our Class A common stock; and
•
other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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
•
“Adjusted Term SOFR”: Prior to January 19, 2024, the interest rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively, subject to a 75 basis point floor. After January 19, 2024, the interest rate per annum no longer includes the Credit Spread Adjustment.
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
•
“New LLC”: New Ryan Specialty, LLC is a Delaware limited liability company and a direct subsidiary of Ryan Specialty Holdings, Inc.
•
“New LLC Operating Agreement”: The Amended and Restated Limited Liability Company Agreement of New LLC.
•
“Onex”: Onex Corporation and its affiliates, a holder of LLC Units and Class B preferred units of the LLC held prior to the Organizational Transactions, and one of our shareholders following the Organizational Transactions.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE
Net commissions and fees	$537,887	$447,513
Fiduciary investment income	14,159	10,086
Total revenue	$552,046	$457,599
EXPENSES
Compensation and benefits	373,527	307,722
General and administrative	75,867	51,699
Amortization	27,988	25,185
Depreciation	2,080	2,192
Change in contingent consideration	(65)	714
Total operating expenses	$479,397	$387,512
OPERATING INCOME	$72,649	$70,087
Interest expense, net	29,400	29,468
(Income) from equity method investment in related party	(5,606)	(1,995)
Other non-operating loss (income)	1,752	(138)
INCOME BEFORE INCOME TAXES	$47,103	$42,752
Income tax expense	6,426	6,295
NET INCOME	$40,677	$36,457
Net income attributable to non-controlling interests, net of tax	24,142	23,297
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$16,535	$13,160
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.14	$0.12
Diluted	$0.13	$0.11
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	117,811,805	111,034,503
Diluted	269,922,368	266,978,224

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$40,677	$36,457
Net income attributable to non-controlling interests, net of tax	24,142	23,297
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$16,535	$13,160
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap	4,208	(813)
(Gain) on interest rate cap reclassified to earnings	(2,290)	(1,438)
Foreign currency translation adjustments	(408)	285
Change in share of equity method investment in related party other comprehensive income	1,510	214
Total other comprehensive income (loss), net of tax	$3,020	$(1,752)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$19,555	$11,408

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$665,420	$838,790
Commissions and fees receivable – net	299,162	294,195
Fiduciary cash and receivables	3,181,352	3,131,660
Prepaid incentives – net	8,149	8,718
Other current assets	62,289	62,229
Total current assets	$4,216,372	$4,335,592
NON-CURRENT ASSETS
Goodwill	1,647,252	1,646,482
Customer relationships	546,722	572,416
Other intangible assets	45,043	38,254
Prepaid incentives – net	15,756	15,103
Equity method investment in related party	56,016	46,099
Property and equipment – net	42,671	42,427
Lease right-of-use assets	121,596	127,708
Deferred tax assets	382,636	383,816
Other non-current assets	42,438	39,312
Total non-current assets	$2,900,130	$2,911,617
TOTAL ASSETS	$7,116,502	$7,247,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$230,709	$136,340
Accrued compensation	184,254	419,560
Operating lease liabilities	19,615	21,369
Tax Receivable Agreement liabilities	22,075	—
Short-term debt and current portion of long-term debt	39,374	35,375
Fiduciary liabilities	3,181,352	3,131,660
Total current liabilities	$3,677,379	$3,744,304
NON-CURRENT LIABILITIES
Accrued compensation	30,012	24,917
Operating lease liabilities	147,700	154,457
Long-term debt	1,942,542	1,943,837
Tax Receivable Agreement liabilities	338,942	358,898
Other non-current liabilities	5,174	41,152
Total non-current liabilities	$2,464,370	$2,523,261
TOTAL LIABILITIES	$6,141,749	$6,267,565
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 118,737,470 and 118,593,062 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	119	119
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 141,486,229 and 141,621,188 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	142	142
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at March 31, 2024 and December 31, 2023)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Additional paid-in capital	459,456	441,997
Retained earnings	88,537	114,420
Accumulated other comprehensive income	6,096	3,076
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$554,350	$559,754
Non-controlling interests	420,403	419,890
Total stockholders’ equity	$974,753	$979,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,116,502	$7,247,209

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,677	$36,457
Adjustments to reconcile net income to cash flows used in operating activities:
(Income) from equity method investment in related party	(5,606)	(1,995)
Amortization	27,988	25,185
Depreciation	2,080	2,192
Prepaid and deferred compensation expense	918	2,212
Non-cash equity-based compensation	17,310	17,879
Amortization of deferred debt issuance costs	3,409	3,039
Amortization of interest rate cap premium	1,739	1,739
Deferred income tax expense	2,139	2,875
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(4,751)	(1,212)
Accrued interest liability	5,958	(4,743)
Other current and non-current assets	2,061	11,197
Other current and non-current accrued liabilities	(210,461)	(254,036)
Total cash flows used in operating activities	$(116,539)	$(159,211)
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	—	(102,059)
Capital expenditures	(7,628)	(2,793)
Total cash flows used in investing activities	$(7,628)	$(104,852)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term debt	—	(4,125)
Payment of contingent consideration	—	(4,477)
Tax distributions to non-controlling LLC Unitholders	—	(264)
Receipt of taxes related to net share settlement of equity awards	130	404
Taxes paid related to net share settlement of equity awards	(130)	(404)
Dividends paid to Class A common shareholders	(40,021)	—
Distributions to non-controlling LLC Unitholders	(5,617)	—
Payment of accrued return on Ryan Re preferred units	(1,883)	—
Net change in fiduciary liabilities	37,326	(20,754)
Total cash flows used in financing activities	$(10,195)	$(29,620)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(657)	85
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(135,019)	$(293,598)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,756,332	1,767,385
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,621,313	$1,473,787
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	665,420	704,746
Cash and cash equivalents held in a fiduciary capacity	955,893	769,041
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,621,313	$1,473,787

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Tabular amounts presented in thousands, except share and per share data)

1.
Basis of Presentation

Nature of Operations

Ryan Specialty Holdings, Inc., (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents, and carriers. These services encompass distribution, underwriting, product development, administration, and risk management by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. The Company’s offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investment, the Company does not take on any underwriting risk.

The Company is headquartered in Chicago, Illinois, and has operations in the United States, Canada, the United Kingdom, Europe, and Singapore. The Company’s Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of March 31, 2024, the Company owned 45.6% of the outstanding LLC Common Units.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC for interim financial information. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

In the opinion of management, the consolidated interim financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented. Certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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

New Accounting Pronouncements Recently Adopted

In March 2024, the FASB issued ASU 2024-01 Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards, which provides illustrative examples to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. This ASU is effective for public companies for fiscal years beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard retrospectively on January 1, 2024 with no material impact to the consolidated financial statements or disclosures.

In March 2024, the FASB issued ASU 2024-02 Codification Improvements — Amendments to Remove References to the Concept Statements, which removes references to various FASB Concepts Statements which will simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. This ASU is effective for public companies for fiscal years beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard prospectively on January 1, 2024 with no material impact to the consolidated financial statements or disclosures.

2.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended March 31,
	2024	2023
Wholesale Brokerage	$323,445	$285,850
Binding Authority	88,635	69,526
Underwriting Management	125,807	92,137
Total Net commissions and fees	$537,887	$447,513

Contract Balances

Contract assets, which arise primarily from the Company’s supplemental commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $18.0 million and $13.4 million as of March 31, 2024 and December 31, 2023, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $5.7 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, $3.5 million of the contract liabilities outstanding as of December 31, 2023 were recognized in revenue.

3.
Mergers and Acquisitions

There were no acquisitions completed during the three months ended March 31, 2024.

2023 Acquisitions

On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services (“Griffin”), a binding authority specialist and wholesale insurance broker headquartered in Bellevue, Washington, for cash consideration of $115.5 million.

On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration and $2.3 million of contingent consideration. During the three months ended March 31, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.6 million was recognized in Goodwill on the Consolidated Balance Sheets.

On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California, for $253.5 million of cash consideration, $5.8 million of contingent consideration, and $2.7 million of RYAN Class A common stock.

On December 1, 2023, the Company completed the acquisition of AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss managing general underwriter headquartered in Chicago, Illinois, for $98.3 million of cash consideration. During the three months ended March 31, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.3 million was recognized in Goodwill on the Consolidated Balance Sheets.

Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2023 acquisitions, excluding Griffin as it is already included in the results of both periods presented, occurred on January 1, 2023. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

Three Months Ended
March 31, 2023
Total revenue	$488,482
Net income	13,819

The unaudited pro forma financial information includes adjustments of (i) incremental amortization expense on intangible assets acquired of $2.7 million, (ii) an increase in transaction costs of $2.0 million, and (iii) an increase of $18.4 million of income tax expense related to the common control reorganizations as part of the Socius and AccuRisk acquisitions.

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

	Three Months Ended March 31,
	2024	2023
Change in contingent consideration	$(65)	$714
Interest expense, net	936	871
Total	$871	$1,585

The aggregate amount of maximum contingent consideration related to acquisitions was $98.1 million as of March 31, 2024.

4.
Restructuring

In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company’s operations and technology. In its expanded form, the restructuring plan is expected to incur total restructuring costs of approximately $110.0 million through December 31, 2024 and to generate annual savings of approximately $60.0 million in 2025. The total expected costs of the plan include $55.0 million related to operations and technology optimization, $40.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs.

The table below presents the restructuring expense for the program incurred:

	Three Months Ended March 31,		Inception-to-Date
	2024	2023	As of March 31, 2024
Operations and technology optimization	$4,435	$1,434	$30,430
Compensation and benefits	24,603	659	35,923
Asset impairment and other termination costs	—	586	11,057
Total	$29,038	$2,679	$77,410

For the three months ended March 31, 2024 and 2023, the Company recognized restructuring expenses of $26.1 million and $0.7 million, respectively, including contractor costs, in Compensation and benefits, and $2.9 million and $2.0 million, respectively, in General and administrative expense on the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Total
Balance at December 31, 2023	$5,886	$1,080	$6,966
Accrued costs	10,392	24,603	34,995
Payments	(8,944)	(24,018)	(32,962)
Balance at March 31, 2024	$7,334	$1,665	$8,999

Accrued costs in the table above include both costs expensed and capitalized during the period. As of March 31, 2024 and December 31, 2023, $6.9 million and $5.3 million, respectively, of the restructuring liability was included in Accounts payable and accrued liabilities and $2.1 million and $1.7 million, respectively, was included in Current Accrued compensation on the Consolidated Balance Sheets.

5.
Receivables and Other Current Assets

Receivables

The Company had receivables of $299.2 million and $294.2 million outstanding as of March 31, 2024 and December 31, 2023, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2024	2023
Beginning of period	$2,458	$1,980
Write-offs	(787)	(425)
Increase in provision	390	531
End of period	$2,061	$2,086

Other Current Assets

Major classes of other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$25,357	$25,762
Insurance recoverable	19,537	20,562
Other current receivables	17,395	15,905
Total Other current assets	$62,289	$62,229

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

6.
Leases

The Company has various non-cancelable operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended March 31,
	2024	2023
Lease costs
Operating lease costs	$7,878	$8,406
Short-term lease costs
Operating lease costs	245	238
Sublease income	(148)	(172)
Lease costs – net	$7,975	$8,472

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,031	$7,158
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	4,007	3,401
Amortization of right-of-use assets for operating lease activity	5,708	6,014
Weighted average discount rate (percent)
Operating leases	5.2%	4.8%
Weighted average remaining lease term (years)
Operating leases	8.0	8.4

7.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	March 31, 2024	December 31, 2023
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.75% as of March 31, 2024, Adjusted Term SOFR + 3.00% as of December 31, 2023, matures September 1, 2027	$1,577,645	$1,564,718
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	396,547	400,704
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees of 0.25%-0.50%, matures July 26, 2026	395	377
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.75%, expire May 1, 2024	566	2,251
Commercial notes, periodic interest and principal payments, 5.75%, expire June 1, 2024	251	622
Commercial notes, periodic interest and principal payments, 6.00%, expire June 19, 2024	1,675	2,485
Commercial notes, periodic interest and principal payments, 5.75%, expire June 21, 2024	1,438	2,855
Units subject to mandatory redemption	3,399	5,200
Total debt	$1,981,916	$1,979,212
Less: Short-term debt and current portion of long-term debt	(39,374)	(35,375)
Long-term debt	$1,942,542	$1,943,837

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of March 31, 2024, $1,596.4 million of the principal was outstanding, $11.5 million of interest was accrued, and the related unamortized deferred issuance costs were $30.2 million. As of December 31, 2023, $1,596.4 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $32.8 million.

On January 19, 2024, the Company entered into the fifth amendment (the “Repricing Amendment”) to the Term Loan’s Credit Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged. The portion of the debt related to the lenders that opted out of the repricing was considered extinguished and their portion of the legacy debt issuance costs of $0.4 million was written off during the three months ended March 31, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income. Additionally, the Company incurred third-party fees related to the repricing of $1.9 million for the three months ended March 31, 2024, which were recognized in Other non-operating loss (income) on the Consolidated Statements of Income.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of March 31, 2024 and December 31, 2023. As the Revolving Credit Facility had not been drawn on as of March 31, 2024 or December 31, 2023, the deferred issuance costs related to the facility of $3.5 million and $4.1 million, respectively, were included in Other non-current assets on the Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $599.6 million and $599.7 million as of March 31, 2024 and December 31, 2023, respectively, as the available amount of the facility was reduced by $0.4 million and $0.3 million, respectively, of undrawn letters of credit.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of March 31, 2024 and December 31, 2023, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

Senior Secured Notes due 2030

In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of March 31, 2024 and December 31, 2023, accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs plus discount were $6.3 million and $6.6 million, respectively.

Subsidiary Units Subject to Mandatory Redemption

Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units owned by Patrick G. Ryan in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, fifteen years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income. As of March 31, 2024 and December 31, 2023, interest accrued on these units was $0.1 million and $1.9 million, respectively. $1.9 million of accrued return on the Ryan Re preferred units was paid during the three months ended March 31, 2024. See Note 17, Related Parties, for further information on Ryan Re.

8.
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

In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock or, at the Company’s election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC Unitholders are also required to deliver to the Company an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC Common Units are immediately exchanged for Class A common stock as discussed in Note 9, Equity-Based Compensation.

Class X Common Stock

There were no shares of Class X common stock outstanding as of March 31, 2024 or December 31, 2023. Shares of Class X common stock have no economic, voting, or dividend rights.

Preferred Stock

There were no shares of preferred stock outstanding as of March 31, 2024 or December 31, 2023. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Dividends

During the three months ended March 31, 2024, the Company’s Board of Directors declared a one-time special cash dividend of $0.23 per share and initiated a regular quarterly cash dividend of $0.11 per share on the Company’s outstanding Class A common stock.

During the three months ended March 31, 2024, $40.0 million of dividends, consisting of $27.1 million related to the special dividend and $12.9 million related to the regular quarterly dividend, was paid on Class A common stock.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of March 31, 2024 and December 31, 2023, the Company owned 45.6% of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 54.4% of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 54.9% and 57.0% for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company initiated a regular quarterly cash distribution of $0.04 per unit on the LLC’s outstanding LLC Common Units. During the three months ended March 31, 2024, $5.6 million in distributions was paid to the non-controlling interest holders of the LLC Common Units.

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

IPO-Related Awards

As a result of the Organizational Transactions, pre-IPO holders of LLC Units that were granted as incentive awards, which had historically been classified as equity and vested pro rata over five years, were required to exchange their LLC Units for either Restricted Stock or Restricted Common Units. Additionally, Reload Options or Reload Class C Incentive Units were issued to employees in order to protect against the dilution of their existing awards upon exchange to the new awards.

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

Incentive Awards

As part of the Company’s annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires. These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, (iv) Stock Options, (v) Performance Stock Units (“PSUs”), and (vi) Performance LLC Units (“PLUs”). The terms of these awards are described below.

Restricted Stock and Restricted Common Units

As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock or Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Three Months Ended March 31, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	938,910	$21.15	1,122,564	$23.84
Granted	—	—	—	—
Vested	(5,144)	21.15	(5,124)	23.84
Forfeited	—	—	—	—
Unvested at end of period	933,766	$21.15	1,117,440	$23.84

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

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2024
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,359,778	$23.07	1,819,916	$38.02
Granted	—	—	645,326	52.38
Vested	—	—	(9,449)	32.30
Forfeited	(32,646)	22.69	(37,346)	38.15
Unvested at end of period	3,327,132	$23.08	2,418,447	$41.88

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

Incentive Options

As part of the Company’s compensation process, the Company may issue Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest either over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5 or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Three Months Ended March 31, 2024
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,473,388	66,667	165,684	$34.39
Granted	—	—	150,000	52.38
Exercised	—	—	—	—
Forfeited	(5,664)	—	—	—
Outstanding at end of period	4,467,724	66,667	315,684	$42.94

1 As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair value of Incentive Options granted during the three months ended March 31, 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

Incentive Options
Volatility	25.0%
Time to maturity (years)	7.0
Risk-free rate	4.2%
Dividend yield	0.8%
Fair value per option	$17.09

The use of a valuation model for the Options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The expected time to maturity was based on the weighted-average vesting term and contractual term of the awards. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award. The dividend yield was based on the Company’s expected dividend rate.

Restricted LLC Units (RLUs)

IPO RLUs

Related to the IPO, the Company granted RLUs to certain employees that vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Incentive RLUs

As part of the Company’s compensation process, the Company issues Incentive RLUs to certain employees. The Incentive RLUs vest either 100% 3 years from the grant date, pro rata over 3 or 5 years from the grant date, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Three Months Ended March 31, 2024
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,448,127	$25.09	482,329	$39.80
Granted	—	—	249,971	51.33
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	1,448,127	$25.09	732,300	$43.74

Class C Incentive Units

Reload and Staking Class C Incentive Units

As part of the Organizational Transactions and IPO, certain employees were granted Reload Class C Incentive Units or Staking Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Reload Class C Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. The Staking Class C

Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.

Class C Incentive Units

As part of the Company’s compensation process, the Company issues Class C Incentive Units to certain employees, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-to-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Three Months Ended March 31, 2024
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,876,669	495,822	$36.96
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	3,911,490	1,876,669	495,822	$36.92

As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.46 and $23.50 as of March 31, 2024 and December 31, 2023, respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared to these awards during the three months ended March 31, 2024.

Performance Based Awards

Performance Stock Units (PSUs) and Performance LLC Units (PLUs)

Certain employees were granted performance-based equity awards, either PSUs or PLUs, subject to the Company’s achievement of several defined performance metrics including (i) an Adjusted EBITDAC Margin target, (ii) an Organic Revenue Growth Compound Annual Growth Rate (“CAGR”) target, and (iii) total shareholder return (“TSR”) CAGR targets. The TSR CAGR targets are measured from the grant date share price to the sum of (i) the average of (a) the volume weighted average price (“VWAP”) of the Class A common stock for the fourth quarter of 2027 and (b) the VWAP of the Class A common stock for the first quarter of 2028 and (ii) dividends paid to Class A common shareholders. The Adjusted EBITDAC Margin and the Organic Revenue Growth CAGR targets as well as a minimum threshold for the TSR CAGR target must be achieved for the awards to vest. If the Adjusted EBITDAC Margin or the Organic Revenue Growth CAGR targets are not met, or the TSR CAGR is below the minimum threshold, the awards will be forfeit.

PSUs represent the right to receive Class A common shares and PLUs represent the right to receive LLC Common Units upon vesting. If the Adjusted EBITDAC Margin and the Organic Revenue Growth CAGR targets are achieved, and the TSR CAGR meets at least the minimum threshold, the TSR CAGR targets will determine how many Class A common shares or LLC Common Units, as applicable, the awards vest into. Assuming the minimum threshold is met, the awards will vest into between 75% and 150% of the applicable stock or units. The payout percentage between the TSR CAGR range will be determined on a graduated basis. Confirmation of the targets will not occur until after the Company’s fiscal year 2028 earnings are reported. If the targets are achieved, the awards will vest on April 1, 2029. The probability of achieving the performance metrics is assessed each reporting period for expense purposes.

Three Months Ended March 31, 2024
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—	—	$—
Granted	303,721	24.75	487,218	24.40
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	303,721	$24.75	487,218	$24.40

The fair value of the performance-based awards granted during the three months ended March 31, 2024 was determined using the Monte Carlo simulation valuation model with the following assumptions:

PSUs and PLUs
Volatility	24.7%
Time to maturity (years)	4.1
Risk-free rate	4.2%
Initial RYAN stock price	$52.38

The use of a valuation model for the PSUs and PLUs requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The time to maturity was based on the stock price CAGR target through the first quarter of 2028. The risk-free interest rate was based on U.S. Treasury rates commensurate with the performance period. The initial RYAN stock price is the base for the stock price CAGR target. The difference in the grant date fair value of the PSUs and PLUs relates to the difference in Dividend Equivalents and Distributions Declared (as defined below) each award is entitled to accrue.

Non-Employee Director Stock Grants

The Company grants RSUs (“Director Stock Grants”) to non-employee directors serving as members of the Company’s Board of Directors, with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The next grant is anticipated to occur in the second quarter of 2024 concurrent with the annual shareholders’ meeting.

Dividend Equivalents and Declared Distributions

A majority of the Company’s unvested equity-based compensation awards, with the exception of Options and Class C Incentive Units, are entitled to accrue dividend equivalents if the award vests into Class A common stock (“Dividend Equivalents”) or declared distributions if the award vests into LLC Common Units (“Declared Distributions”) over the period the underlying award vests. The Dividend Equivalents and Declared Distributions will be paid in cash to award holders at the time the underlying award vests. If an award holder forfeits their underlying award, the accrued Dividend Equivalents or Declared Distributions will also be forfeited. Class C Incentive Units do not accrue cash distributions but instead have their participation thresholds lowered by each distribution declared. Options do not participate in dividends.

As of March 31, 2024, the Company accrued $0.5 million and $0.1 million related to Dividend Equivalents and Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $1.9 million and $0.1 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance Sheets.

Equity-Based Compensation Expense

As of March 31, 2024, the unrecognized equity-based compensation costs related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$2,760	0.7
IPO RSUs	36,239	3.7
Incentive RSUs	71,388	2.7
Reload Options	2,036	1.2
Staking Options	293	5.3
Incentive Options	3,401	2.0
PSUs	7,392	5.0
Restricted Common Units	1,577	0.3
IPO RLUs	20,946	5.0
Incentive RLUs	25,429	2.4
Reload Class C Incentive Units	1,892	1.2
Staking Class C Incentive Units	11,643	4.5
Class C Incentive Units	6,918	4.1
PLUs	11,690	5.0
Total unrecognized equity-based compensation expense	$203,604

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of March 31, 2024 in the same view.

	Recognized		Unrecognized
	Three Months Ended March 31, 2024		As of
	2024	2023	March 31, 2024
IPO awards
IPO RSUs and Staking Options	$3,013	$4,684	$36,532
IPO RLUs and Staking Class C Incentive Units	2,548	3,150	32,589
Incremental Restricted Stock and Reload Options	954	1,254	3,416
Incremental Restricted Common Units and Reload Class C Incentive Units	1,279	2,094	2,996
Pre-IPO incentive awards
Restricted Stock	427	751	1,380
Restricted Common Units	208	551	473
Post-IPO incentive awards
Incentive RSUs	5,983	3,636	71,388
Incentive RLUs	1,578	956	25,429
Incentive Options	201	118	3,401
Class C Incentive Units	515	349	6,918
PSUs	125	—	7,392
PLUs	198	—	11,690
Other expense
Director Stock Grants	281	336	N/A
Total equity-based compensation expense	$17,310	$17,879	$203,604

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

	Three Months Ended March 31,
	2024	2023
Net income	$40,677	$36,457
Less: Net income attributable to non-controlling interests	24,142	23,297
Net income attributable to Ryan Specialty Holdings, Inc.	$16,535	$13,160
Numerator:
Net income attributable to Class A common shareholders	$16,535	$13,160
Add (less): Income attributed to substantively vested RSUs	(550)	225
Net income attributable to Class A common shareholders – basic	$15,985	$13,385
Add: Income attributed to dilutive shares	18,242	17,180
Net income attributable to Class A common shareholders – diluted	$34,227	$30,565
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	117,811,805	111,034,503
Add: Dilutive shares	152,110,563	155,943,721
Weighted-average shares of Class A common stock outstanding – diluted	269,922,368	266,978,224
Earnings per share
Earnings per share of Class A common stock – basic	$0.14	$0.12
Earnings per share of Class A common stock – diluted	$0.13	$0.11

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Class C Incentive Units	195,822	495,822
Incentive Options	150,000	168,282
Incentive RSUs	—	5,405

11.
Derivatives

Deal-Contingent Foreign Currency Forward

On December 21, 2023, the Company entered into a deal-contingent foreign currency forward (the “Deal-Contingent Forward”) to manage the risk of appreciation of the GBP-denominated purchase price of the acquisition of Castel Underwriting Agencies Limited (“Castel”). The Deal-Contingent Forward has a 200.0 million GBP notional amount and will only be executed if and when the Castel acquisition closes. As the Deal-Contingent Forward is an economic hedge and has not been designated as an accounting hedge, any gains or losses resulting from the Deal-Contingent Forward, including changes in the instrument’s fair value, are recognized through earnings in the period incurred.

Interest Rate Cap

In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of March 31, 2024, the interest rate cap continued to be an effective hedge.

For the three months ended March 31, 2024 and 2023, the increase of $3.7 million and decrease of $8.7 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). As of March 31, 2024, the Company expects

$22.3 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months. See Note 16, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.

The location and gains (losses) on derivatives are reported on the Consolidated Statements of Income as follows:

		Three Months Ended March 31,
	Income Statement Caption	2024	2023
Change in the fair value of the Deal-Contingent Forward	General and administrative	$(2,482)	$—
Total impact of derivatives not designated as hedging instruments		$(2,482)	$—

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	6,544	4,415
Total impact of derivatives designated as hedging instruments		$4,805	$2,676

The location and fair value of derivatives are reported on the Consolidated Balance Sheets as follows:

	Balance Sheet Caption	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Deal-Contingent Forward	Accounts payable and accrued liabilities	$3,334	$852
Derivatives designated as hedging instruments
Interest rate cap	Other non-current assets	$33,412	$29,667

See Note 13, Fair Value Measurements, for further information on the fair value of derivatives.

12.
Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the three months ended March 31, 2024, with the exception of Cash and cash equivalents of $19.6 million, Other current assets of $2.1 million, Deferred tax assets of $381.8 million, Accounts payable and accrued liabilities of $2.8 million, Other non-current liabilities of $1.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $361.0 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2023, Cash and cash equivalents of $58.2 million, the entire balance of the Tax Receivable Agreement liabilities of $358.9 million, and Deferred tax assets of $383.3 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of March 31, 2024 and December 31, 2023 approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,979.0 million and $1,976.5 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt for the carrying values of the Company’s debt.

Derivative Instruments

Deal-Contingent Foreign Currency Forward

The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward is determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition is anticipated to close, and discounted to the valuation date. The lowest level of inputs used that are significant in determining the fair value are considered Level 3 inputs. See Note 11, Derivatives, for further information on the Deal-Contingent Forward.

Interest Rate Cap

The Company uses an interest rate cap to manage its exposure to interest rate fluctuations related to the Company’s Term Loan. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap are considered Level 2 inputs. See Note 11, Derivatives, for further information on the interest rate cap.

Contingent Consideration

The fair value of contingent consideration obligations is based on the present value of the future expected payments to be made to the sellers of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, the Company estimates cash payments based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of March 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.8% to 5.4%, 6.7% to 18.1%, and 2.6% to 3.5%, respectively. As of December 31, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.9% to 5.4%, 7.0% to 21.7%, and 3.3% to 4.2%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 7.4% to 8.3% and 8.3% to 9.1% as of March 31, 2024 and December 31, 2023, respectively.

Each period, the Company revalues the contingent consideration obligations associated with certain prior acquisitions to their fair value and records the changes of the fair value of these estimated obligations in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$33,412	$—	$—	$29,667	$—
Liabilities
Contingent consideration	—	—	42,864	—	—	41,050
Deal-Contingent Forward	—	—	3,334	—	—	852
Total assets and liabilities measured at fair value	$—	$33,412	$46,198	$—	$29,667	$41,902

Contingent consideration of $39.8 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of March 31, 2024. Contingent consideration of $3.1 million and $41.1 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

Level 3 Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances of the Level 3 liabilities measured at fair value:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$41,902	$29,251
Total losses included in earnings	3,353	1,585
Settlements	—	(7,912)
Acquisition measurement period adjustments	943	—
Balance at end of period	$46,198	$22,924

For the three months ended March 31, 2023, $3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.

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

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $100.0 million in excess of a per claim retention amount of $5.0 million. The Company’s per claim retention amount increased from $2.5 million to $5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $7.7 million and $6.4 million were recorded for outstanding matters as of March 31, 2024 and December 31, 2023, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $1.1 million and $0.6 million in E&O expense for the three months ended March 31, 2024 and 2023, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.2 million as of March 31, 2024 and December 31, 2023, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $19.6 million and $20.6 million was recorded as of March 31, 2024 and December 31, 2023, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022 and no further expense related to this matter has been recognized since.

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

15.
Related Parties

Ryan Investment Holdings

Ryan Investment Holdings, LLC (“RIH”) was formed as an investment holding company designed to aggregate the funds of Ryan Specialty and Geneva Ryan Holdings, LLC (“GRH”) for investment in Geneva Re Partners, LLC (“GRP”). GRH was formed as an investment holding company designed to aggregate investment funds of Patrick G. Ryan and other affiliated investors. Two affiliated investors are LLC Unitholders and directors of the Company, and another is an LLC Unitholder and employee of the Company. Ryan Specialty does not consolidate GRH as the Company does not have a direct investment in or variable interest in this entity.

The Company holds a 47% interest in RIH and GRH holds the remaining 53% interest. RIH has a 50% non-controlling interest in GRP and the other 50% is owned by Nationwide Mutual Insurance Company. GRP wholly owns Geneva Re, Ltd (“Geneva Re”), a Bermuda-regulated reinsurance company, and GR Bermuda SAC Ltd (the “Segregated Account Company”). The Segregated Account Company has one segregated account, which is beneficially owned by a third-party insurance company (the “Third-party Insurer”). RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.

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

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.2 million due from Geneva Re under this agreement as of March 31, 2024 and December 31, 2023, respectively.

Ryan Re Services Agreements with Geneva Re

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from Geneva Re was $0.4 million for the three months ended March 31, 2024 and 2023. Receivables due from Geneva Re under this agreement were $0.4 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively.

On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $2.3 million during the three months ended March 31, 2024, and as of March 31, 2024 and December 31, 2023, the Company had prepaid expenses of $3.0 million and $5.3 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of aircraft of $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

Effective Tax Rate

The Company’s effective tax rate from continuing operations was 13.70% and 14.70% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were different than the 21% statutory rate primarily as a result of the income attributable to the non-controlling interests.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2024, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.

Deferred Taxes

The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $382.6 million and $383.8 million as of March 31, 2024 and December 31, 2023, respectively, on the Consolidated Balance Sheets. As of March 31, 2024, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $361.0 million related to these benefits on the Consolidated Balance Sheets as of March 31, 2024. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	1,502	147	470	2,119
Balance at March 31, 2024	$196,170	$85,961	$78,886	$361,017

During the three months ended March 31, 2024 and 2023, the TRA liabilities increased $2.1 million and $8.3 million, respectively, due to exchanges of LLC Common Units for Class A common stock, which was recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity.

Other Comprehensive Income (Loss)

The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
(Gain) loss on interest rate cap	$(1,488)	$279
Gain on interest rate cap reclassified to earnings	809	493
Foreign currency translation adjustments	145	(98)
Change in share of equity method investment in related party	(533)	(73)

17.
Accumulated Other Comprehensive Income

Changes in the balance of Accumulated other comprehensive income, net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	(2,218)	783	584	(851)
Amounts reclassified to earnings	(3,922)	—	—	(3,922)
Other comprehensive income (loss)	$(6,140)	$783	$584	$(4,773)
Less: Non-controlling interests	(3,889)	498	370	(3,021)
Balance at March 31, 2023	$5,814	$442	$(1,973)	$4,283

1 Change in share of equity method investment in related party other comprehensive income on the Consolidated Statements of Comprehensive Income

18.
Supplemental Financial Information

Interest Income

The Company earned interest income of $8.0 million and $7.3 million on its operating Cash and cash equivalents during the three months ended March 31, 2024 and 2023, respectively. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.

Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company:

	Three Months Ended March 31,
	2024	2023
Cash paid for:
Interest	$31,814	$40,136
Income taxes, net of refunds	4,348	1,244
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$22,177	$12,272
Tax Receivable Agreement liabilities	2,119	8,282
Dividend Equivalents and Declared Distributions liabilities	2,547	—

19.
Subsequent Events

The Company has evaluated subsequent events through May 3, 2024 and has concluded that no events have occurred that require disclosure other than the events listed below.

On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited, a managing general underwriting platform headquartered in London, England, for approximately $250.0 million of cash consideration. Total consideration for this acquisition will also include $2.2 million of RYAN Class A common stock. The Company has not yet completed the valuation of, or the purchase price allocation to, the acquired assets and liabilities as of the date of this filing. In conjunction with completing the Castel acquisition, the Company executed the Deal-Contingent Forward. The total loss recognized on the Deal-Contingent Forward was $5.4 million, or an increase of $2.0 million over what was recognized through March 31, 2024.

On May 2, 2024, the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share of outstanding Class A common stock. The quarterly dividend will be payable on May 28, 2024 to shareholders of record of Class A common stock as of the close of business on May 14, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 28, 2024. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months ended March 31, 2024 and 2023 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

Overview

Founded by Patrick G. Ryan in 2010, we are a service provider of specialty products and solutions for insurance brokers, agents, and carriers. We provide distribution, underwriting, product development, administration, and risk management services by acting predominantly as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents, and carriers.

For retail insurance agents and brokers, we assist in the placement of complex or otherwise hard-to-place risks. For insurance and reinsurance carriers, we predominantly work with retail and wholesale insurance brokers to source, onboard, underwrite, and service these same types of risks. A significant majority of the premiums we place are bound in the E&S market, which includes Lloyd’s of London. There is often significantly more flexibility in terms, conditions, and rates in the E&S market relative to the Admitted or “standard” insurance market. We believe that the additional freedom to craft bespoke terms and conditions in the E&S market allows us to best meet the needs of our trading partners, provide unique solutions, and drive innovation. We believe our success has been achieved by providing best-in-class intellectual capital, leveraging our trusted and long-standing relationships, and developing differentiated solutions at a scale unmatched by many of our competitors.

Significant Events and Transactions

Corporate Structure

We are a holding company and our sole material asset is a controlling equity interest in New LLC, which is also a holding company and its sole material asset is a controlling equity interest in the LLC. The Company operates and controls the business and affairs of, and consolidates the financial results of, the LLC through New LLC. We conduct our business through the LLC. As the LLC is substantively the same as New LLC, for the purpose of this discussion we will refer to both New LLC and the LLC as the “LLC.”

The LLC is a limited liability company taxed as a partnership for income tax purposes, and its taxable income or loss is passed through to its members, including the Company. The LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries. As a result of our ownership of LLC Common Units, we are subject to U.S. federal, state, and local income taxes with respect to our allocable share of any taxable income of the LLC and are taxed at the prevailing corporate tax rates. We intend to cause the LLC to make distributions in an amount that is at least sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement. See “Liquidity and Capital Resources - Tax Receivable Agreement” for additional information about the TRA.

ACCELERATE 2025 Program

During the first quarter of 2023 we initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program, in its expanded scope, will now result in approximately $110.0 million of cumulative one-time charges through 2024, funded through operating cash flow. Restructuring costs are estimated to be evenly split between General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses and Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program, in its expanded scope, to now generate annual savings of approximately $60.0 million in 2025. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion.

For the three months ended March 31, 2024, we incurred restructuring costs of $29.0 million. Combined with restructuring costs incurred during 2023, we have incurred restructuring costs of $77.4 million since the first quarter of 2023, representing the inception of the plan. Of the cumulative $77.4 million in costs, $28.7 million was general and administrative with the remaining balance being workforce-related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited, a managing general underwriting platform. Castel is headquartered in London, England with additional offices in the Netherlands and Belgium and operations in Singapore.

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

Deepen and Broaden our Relationships with Retail Broker Trading Partners

We have deep engagement with our retail broker trading partners, and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2023, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 15.4% (beginning in the first quarter of 2024, the Company changed its method of calculating Organic revenue growth rate, a non-GAAP measure, see “Non-GAAP Financial Measures and Key Performance Indicators - Organic Revenue Growth Rate” for more information). Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.

Build Our National Binding Authority Specialty

We believe there is substantial opportunity to continue to grow our Binding Authority Specialty, as we believe that both M&A consolidation and panel consolidation are in the early stages in the binding authority market. Our ability to grow our Binding Authority Specialty is dependent upon a number of factors, including a continuing ability to secure sufficient capital support from insurers, the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings, and the growth in demand for the insurance products.

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

Managing Changing Macroeconomic Conditions

Growth in certain lines of business, such as project-based construction and M&A transactional liability insurance, is partially dependent on a variety of macroeconomic factors inasmuch as binding the underlying insurance coverage is subject to the underlying activity occurring. In periods of economic growth and liquid credit markets, this underlying activity can accelerate and provide tailwinds to our growth. In periods of economic decline and tight credit markets, this underlying activity can slow or be delayed and provide headwinds to our growth. We believe over the long term these lines of business will continue to grow.

Leverage the Growth of the E&S Market

The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2023, with $80 billion of insured catastrophe losses, mostly driven by a record setting year, both in frequency and severity, for severe convective storms (“SCS”) with 21 SCS events above $1 billion in losses, which together accounted for $58 billion in losses. The year also included hurricane losses on both the East and West coasts of the US, and sizable wildfire losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

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

Components of Results of Operations

Revenue

Net Commissions and Fees

Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan Investment Holdings, LLC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.

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

In our Underwriting Management Specialty we utilize delegated authority granted to us by carriers and we generally work with retail insurance brokers and often other wholesale brokers to secure insurance coverage for the ultimate insured party. Our Underwriting Management Specialty generates revenues through commissions and fees from clients and through contingent commissions from carriers. Commission rates and fees vary depending upon several factors including the premium, the type of coverage, and additional services provided to the client. Payment terms are consistent with current industry practice.

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

Other Non-Operating Loss (Income)

For the three months ended March 31, 2024, Other non-operating loss (income) consisted of expense related to fees associated with our term loan repricing offset by sublease income. For the three months ended March 31, 2023, Other non-operating income included sublease income.

Income Tax Expense

Income tax expense includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation.

Non-Controlling Interests

Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income. Refer to “Note 8, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2024	2023	$	%
Revenue
Net commissions and fees	$537,887	$447,513	$90,374	20.2%
Fiduciary investment income	14,159	10,086	4,073	40.4
Total revenue	$552,046	$457,599	$94,447	20.6%
Expenses
Compensation and benefits	373,527	307,722	65,805	21.4
General and administrative	75,867	51,699	24,168	46.7
Amortization	27,988	25,185	2,803	11.1
Depreciation	2,080	2,192	(112)	(5.1)
Change in contingent consideration	(65)	714	(779)	NM
Total operating expenses	$479,397	$387,512	$91,885	23.7%
Operating income	$72,649	$70,087	$2,562	3.7%
Interest expense, net	29,400	29,468	(68)	(0.2)
(Income) from equity method investment in related party	(5,606)	(1,995)	(3,611)	NM
Other non-operating loss (income)	1,752	(138)	1,890	NM
Income before income taxes	$47,103	$42,752	$4,351	10.2%
Income tax expense	6,426	6,295	131	2.1
Net income	$40,677	$36,457	$4,220	11.6%
GAAP financial measures
Total revenue	$552,046	$457,599	$94,447	20.6%
Net commissions and fees	537,887	447,513	90,374	20.2
Compensation and benefits	373,527	307,722	65,805	21.4
General and administrative	75,867	51,699	24,168	46.7
Net income	40,677	36,457	4,220	11.6
Compensation and benefits expense ratio (1)	67.7%	67.2%
General and administrative expense ratio (2)	13.7%	11.3%
Net income margin (3)	7.4%	8.0%
Earnings per share (4)	$0.14	$0.12
Diluted earnings per share (4)	$0.13	$0.11
Non-GAAP financial measures*
Organic revenue growth rate (5)	13.7%	13.4%
Adjusted compensation and benefits expense	$330,022	$285,885	$44,137	15.4%
Adjusted compensation and benefits expense ratio	59.8%	62.5%
Adjusted general and administrative expense	$64,802	$46,699	$18,103	38.8%
Adjusted general and administrative expense ratio	11.7%	10.2%
Adjusted EBITDAC	$157,222	$125,015	$32,207	25.8%
Adjusted EBITDAC margin	28.5%	27.3%
Adjusted net income	$95,417	$71,785	$23,632	32.9%
Adjusted net income margin	17.3%	15.7%
Adjusted diluted earnings per share	$0.35	$0.26

NM represents “Not Meaningful.”

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

(5) Beginning in the first quarter of 2024, we changed the methodology of calculating Organic revenue growth rate, a non-GAAP measure, in accordance with the SEC’s Non-GAAP Financial Measures Compliance and Disclosure Interpretation. The Organic revenue growth rate data presented in this table is presented using the revised methodology. For more information on the revised methodology, see “Non-GAAP Financial Measures and Key Performance Indicators—Organic Revenue Growth Rate.”

* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Total Revenue

Total revenue increased by $94.4 million, or 20.6%, from $457.6 million to $552.0 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$58.6 million, or 12.8%, of the period-over-period change in Total revenue was due to organic revenue growth. Under our revised calculation methodology, organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. See “Non-GAAP Financial Measures and Key Performance Indicators—Organic Revenue Growth Rate” for more information on our revised methodology of calculation organic revenue growth. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. Growth in the quarter was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the E&S market. This growth was partially offset by a number of factors, none of which were individually significant, including a decline in Net commissions and fees generated from the placement of public company D&O insurance policies and cyber insurance policies related to a decline in premium rate associated with these types of insurance;
•
$28.5 million, or 6.2%, of the period-over-period change in Total revenue was due to the acquisitions of Socius, Point6, ACE, and AccuRisk, all of which were completed within 12 months of March 31, 2024;
•
$4.1 million, or 0.9%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates and rise in fiduciary balances compared to the prior year; and
•
$3.2 million, or 0.7%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$323,445	60.1%	$285,850	63.9%	$37,595	13.2%
Binding Authorities	88,635	16.5	69,526	15.5	19,109	27.5
Underwriting Management	125,807	23.4	92,137	20.6	33,670	36.5
Total net commissions and fees	$537,887		$447,513		$90,374	20.2%

Wholesale Brokerage net commissions and fees increased by $37.6 million, or 13.2%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Socius acquisition.

Binding Authority net commissions and fees increased by $19.1 million, or 27.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

Underwriting Management net commissions and fees increased by $33.7 million, or 36.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the ACE, Point6, and AccuRisk acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$494,445	91.9%	$413,571	92.4%	$80,874	19.6%
Supplemental and contingent commissions	29,256	5.5	26,331	5.9	2,925	11.1
Loss mitigation and other fees	14,186	2.6	7,611	1.7	6,575	86.4
Total net commissions and fees	$537,887		$447,513		$90,374	20.2%

Net commissions and policy fees grew 19.6%, in line with the overall net commissions and fee revenue growth of 20.2%, for the three months ended March 31, 2024 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 11.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees increased 86.4% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $65.8 million, or 21.4%, from $307.7 million to $373.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The following were the principal drivers of this increase:

•
Commissions increased $26.3 million, or 19.4%, period-over-period, driven by the 20.2% increase in Net commissions and fees;
•
An increase of $25.5 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program; and
•
The remaining increase of $14.0 million was driven by (i) the addition of 350 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,401 full-time employees as of March 31, 2024 from 4,051 as of March 31, 2023.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of 0.5% from 67.2% to 67.7% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $24.2 million, or 46.8%, from $51.7 million to $75.9 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The following were the principal drivers of this increase:

•
$6.8 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•
$6.6 million of increased travel and entertainment expense compared to the same period in 2023, which was primarily the result of a difference in timing of certain events compared to the prior year;
•
$6.0 million of increased acquisition-related expense associated with recent and prospective acquisitions; and
•
The remaining increase of $4.8 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 2.4% from 11.3% to 13.7% period-over-period.

Amortization

Amortization expense increased by $2.8 million, or 11.1%, from $25.2 million to $28.0 million for the three months ended March 31, 2024 compared to the same period in the prior year. The main driver for the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $77.1 million when comparing the balance as of March 31, 2024 to the balance as of March 31, 2023.

Interest Expense, Net

Interest expense, net declined $0.1 million, or 0.2%, from $29.5 million to $29.4 million for the three months ended March 31, 2024 compared to the same period in the prior year. The main driver of the change in Interest expense, net for the three months ended March 31, 2024 was a decrease in the principal balance on our Term Loan from contractual amortization payments. For the three months ended March 31, 2024, the reduction to Interest expense, net related to our interest rate cap was $4.8 million. For the three months ended March 31, 2024 and 2023, the reduction to Interest expense, net related to interest income earned on operating cash balances was $8.0 million and $7.3 million, respectively.

Other Non-Operating Loss (Income)

Other non-operating loss (income) increased by $1.9 million to a loss of $1.8 million for the three months ended March 31, 2024 as compared to income of $0.1 million in the same period in the prior year. For the three months ended March 31, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing offset by $0.1 million of sublease income. For the three months ended March 31, 2023, Other non-operating income included $0.1 million of sublease income.

Income Before Income Taxes

Income before income taxes increased $4.3 million from $42.8 million to $47.1 million for the three months ended March 31, 2024 compared to the same period in the prior year as a result of the factors described above.

Income Tax Expense

Income tax expense increased $0.1 million from $6.3 million to $6.4 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily as a result of an increase in income allocated to Ryan Specialty Holdings, Inc.

Net Income

Net income increased $4.2 million from $36.5 million to $40.7 million for the three months ended March 31, 2024 compared to the same period in the prior year as a result of the factors described above.

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

Organic Revenue Growth Rate

In the first quarter of 2024 the Company revised its calculation methodology for the non-GAAP metric of Organic Revenue Growth Rate. Organic Revenue Growth Rate, which is now defined as the percentage change in Net commissions and fees, as compared to the same period for the prior year, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, and other items such as contingent commissions and the impact of changes in foreign exchange rates. The revised calculation methodology starts from a net commissions and fees growth rate rather than total revenues and excludes contingent commissions, thereby fully removing the impact of Fiduciary investment income and contingent commissions from both the current period and base period. The legacy calculation methodology started from a total revenue growth rate and adjusted for the change in Fiduciary investment income and contingent commissions thereby leaving Fiduciary investment income and contingent commissions in the base period. We believe the revised calculation methodology is a more robust disclosure, a more widely used calculation methodology, and provides investors with a metric that is better representative of our core business performance. Organic Revenue Growth Rate is a key metric used by management and our Board to assess our financial performance and allows management and investors to evaluate business growth from existing clients.

Below we have provided both the definitions of and reconciliations for the legacy calculation methodology and the revised calculation methodology for prior annual, quarterly, and interim periods. For the avoidance of doubt, prior period references in the tables below represent the same period in the prior year.

Legacy Calculation Methodology

Under our legacy calculation methodology, Organic revenue growth rate represented the percentage change in Total revenue, as compared to the same period for the year prior, adjusted for revenue attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as changes in contingent commissions, changes in fiduciary investment income, and the impact of changes in foreign exchange rates.

A reconciliation of the legacy methodology for calculating Organic revenue growth rate to Total revenue growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

Legacy Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Current period Total revenue	$552,046	$457,599
Prior period Total revenue	457,599	386,890
Change in Total revenue	$94,447	$70,709

Mergers and acquisitions revenue	$28,539	$6,101
Change in other	7,264	14,778
Organic revenue growth	$58,644	$49,830

Total revenue growth rate (GAAP) (1)	20.6%	18.3%
Less: Mergers and acquisitions (2)	(6.2)	(1.6)
Change in other (3)	(1.6)	(3.8)
Organic revenue growth rate (Non-GAAP)	12.8%	12.9%

(1) Calculated by dividing the change in Total revenue by the prior period Total revenue.

(2) Calculated by taking the mergers and acquisitions revenue, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period Total revenue.

(3) Calculated by taking the change in other, representing the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates, divided by prior period Total revenue.

Legacy Calculation Methodology Applied to Historical Periods*
(in thousands, except percentages)	Year Ended Dec. 31, 2022	Three Months Ended Jun. 30, 2023	Six Months Ended Jun. 30, 2023	Three Months Ended Sep. 30, 2023	Nine Months Ended Sep. 30, 2023	Year Ended Dec. 31, 2023
Current period Total revenue	$1,725,193	$585,149	$1,042,748	$501,938	$1,544,686	$2,077,549
Prior period Total revenue	1,432,771	491,292	878,182	411,996	1,290,178	1,725,193
Change in Total revenue	$292,422	$93,857	$164,566	$89,942	$254,508	$352,356

Less: Mergers and acquisitions revenue	$39,992	$6,053	$12,154	$17,758	$29,912	$48,204
Less: Change in other	15,971	8,823	23,619	11,556	35,035	44,634
Organic revenue growth	$236,459	$78,981	$128,793	$60,628	$189,561	$259,518

Total revenue growth rate (GAAP) (1)	20.4%	19.1%	18.7%	21.8%	19.7%	20.4%
Less: Mergers and acquisitions (2)	(2.8)	(1.2)	(1.4)	(4.3)	(2.3)	(2.8)
Change in other (3)	(1.2)	(1.8)	(2.6)	(2.8)	(2.7)	(2.6)
Organic revenue growth rate (Non-GAAP)	16.4%	16.1%	14.7%	14.7%	14.7%	15.0%

* We are presenting historical data based on legacy methodology for ease of reference and comparative purposes only. These legacy methodology figures have not been adjusted or changed from their original disclosure.

(1) Calculated by dividing the change in Total revenue by the prior period Total revenue.

(2) Calculated by taking the mergers and acquisitions revenue, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period Total revenue.

(3) Calculated by taking the change in other, representing the year-over-year change in contingent commissions, fiduciary investment income, and foreign exchange rates, divided by prior period Total revenue.

Revised Calculation Methodology

Under our revised calculation methodology, Organic revenue growth rate represents the percentage change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first 12 months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates.

A reconciliation of the revised methodology for calculating Organic revenue growth rate to Net commissions and fees growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

Revised Calculation Methodology Applied to Current Period
	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Current period Net commissions and fees revenue	$537,887	$447,513
Less: Current period contingent commissions	(24,503)	(21,635)
Net Commissions and fees revenue excluding contingent commissions	$513,385	$425,878

Prior period Net commissions and fees revenue	$447,513	$386,681
Less: Prior year contingent commissions	(21,635)	(15,209)
Prior period Net commissions and fees revenue excluding contingent commissions	$425,878	$371,472

Change in Net commissions and fees revenue excluding contingent commissions	$87,507	$54,406
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(28,539)	(5,373)
Impact of change in foreign exchange rates	(323)	797
Organic revenue growth (Non-GAAP)	$58,644	$49,830

Net commissions and fees revenue growth rate (GAAP)	20.2%	15.7%
Less: Impact of contingent commissions (1)	0.3	(1.1)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	20.5%	14.6%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(6.7)	(1.4)
Impact of change in foreign exchange rates (4)	(0.1)	0.2
Organic Revenue Growth Rate (Non-GAAP)	13.7%	13.4%

(1) Calculated by subtracting Net commissions and fees revenue growth rate from net commissions and fees revenue excluding contingent commissions growth rate.

(2) Calculated by dividing the change in Total net commissions & fees revenue excluding contingent commissions by prior year net commissions and fees excluding contingent commissions.

(3) Calculated by taking the mergers and acquisitions net commissions and fees revenue excluding contingent commissions, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period net commissions and fees revenue excluding contingent commissions.

(4) Calculated by taking the change in foreign exchange rates divided by prior period net commissions and fees revenue excluding contingent commissions.

Revised Calculation Methodology Applied to Historical Periods
(in thousands, except percentages)	Year Ended Dec. 31, 2022	Three Months Ended Jun. 30, 2023	Six Months Ended Jun. 30, 2023	Three Months Ended Sep. 30, 2023	Nine Months Ended Sep. 30, 2023	Year Ended Dec. 31, 2023
Current period Net commissions and fees revenue	$1,711,861	$573,020	$1,020,533	$487,345	$1,507,878	$2,026,596
Less: Current period contingent commissions	(30,788)	(4,502)	(26,136)	(4,487)	(30,624)	(39,028)
Net Commissions and fees revenue excluding contingent commissions	$1,681,073	$568,518	$994,396	$482,858	$1,477,254	$1,987,568

Prior period Net commissions and fees revenue	$1,432,179	$490,227	$876,908	$407,551	$1,284,459	$1,711,861
Less: Prior year contingent commissions	(22,995)	(6,730)	(21,939)	(3,039)	(24,978)	(30,788)
Prior period Net commissions and fees revenue excluding contingent commissions	$1,409,183	$483,498	$854,970	$404,512	$1,259,481	$1,681,073

Change in Net commissions and fees revenue excluding contingent commissions	$271,890	$85,021	$139,427	$78,346	$217,773	$306,494
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(39,992)	(6,053)	(11,486)	(16,980)	(28,563)	(46,496)
Impact of change in foreign exchange rates	4,561	13	852	(739)	350	(479)
Organic revenue growth (Non-GAAP)	$236,459	$78,981	$128,793	$60,628	$189,560	$259,519

Net commissions and fees revenue growth rate (GAAP)	19.5%	16.9%	16.4%	19.6%	17.4%	18.4%
Less: Impact of contingent commissions (1)	(0.2)	0.7	(0.1)	(0.2)	(0.1)	(0.2)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	19.3%	17.6%	16.3%	19.4%	17.3%	18.2%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(2.8)	(1.3)	(1.3)	(4.2)	(2.3)	(2.8)
Impact of change in foreign exchange rates (4)	0.3	—	0.1	(0.2)	—	—
Organic Revenue Growth Rate (Non-GAAP)	16.8%	16.3%	15.1%	15.0%	15.0%	15.4%

(1) Calculated by subtracting Net commissions and fees revenue growth rate from net commissions and fees revenue excluding contingent commissions growth rate.

(2) Calculated by dividing the change in Total net commissions & fees revenue excluding contingent commissions by prior year net commissions and fees excluding contingent commissions.

(3) Calculated by taking the mergers and acquisitions net commissions and fees revenue excluding contingent commissions, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period net commissions and fees revenue excluding contingent commissions.

(4) Calculated by taking the change in foreign exchange rates divided by prior period net commissions and fees revenue excluding contingent commissions.

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Total revenue	$552,046	$457,599
Compensation and benefits expense	$373,527	$307,722
Acquisition-related expense	(226)	(1,016)
Acquisition related long-term incentive compensation	1,627	(578)
Restructuring and related expense	(26,184)	(730)
Amortization and expense related to discontinued prepaid incentives	(1,412)	(1,634)
Equity-based compensation	(9,515)	(6,635)
Initial public offering related expense	(7,795)	(11,244)
Adjusted compensation and benefits expense (1)	$330,022	$285,885
Compensation and benefits expense ratio	67.7%	67.2%
Adjusted compensation and benefits expense ratio	59.8%	62.5%

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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Total revenue	$552,046	$457,599
General and administrative expense	$75,867	$51,699
Acquisition-related expense	(8,211)	(2,174)
Restructuring and related expense	(2,854)	(2,826)
Adjusted general and administrative expense (1)	$64,802	$46,699
General and administrative expense ratio	13.7%	11.3%
Adjusted general and administrative expense ratio	11.7%	10.2%

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. In 2024, Acquisition-related expense includes a $2.5 million charge related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from changes to long-term incentive plans associated with acquisitions. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. Amortization and expense consists of charges related to discontinued prepaid incentive programs. For the three months ended March 31, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing offset by $0.1 million of sublease income. For the three months ended March 31, 2023, Other non-operating income included $0.1 million of sublease income. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.

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

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Total revenue	$552,046	$457,599
Net income	$40,677	$36,457
Interest expense, net	29,400	29,468
Income tax expense	6,426	6,295
Depreciation	2,080	2,192
Amortization	27,988	25,185
Change in contingent consideration	(65)	714
EBITDAC	$106,506	$100,311
Acquisition-related expense	8,437	3,190
Acquisition related long-term incentive compensation	(1,627)	578
Restructuring and related expense	29,038	3,556
Amortization and expense related to discontinued prepaid incentives	1,412	1,634
Other non-operating loss (income)	1,752	(138)
Equity-based compensation	9,515	6,635
IPO related expenses	7,795	11,244
(Income) from equity method investments in related party	(5,606)	(1,995)
Adjusted EBITDAC	$157,222	$125,015
Net income margin	7.4%	8.0%
Adjusted EBITDAC margin	28.5%	27.3%

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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Total revenue	$552,046	$457,599
Net income	$40,677	$36,457
Income tax expense	6,426	6,295
Amortization	27,988	25,185
Amortization of deferred debt issuance costs (1)	3,409	3,039
Change in contingent consideration	(65)	714
Acquisition-related expense	8,437	3,190
Acquisition related long-term incentive compensation	(1,627)	578
Restructuring and related expense	29,038	3,556
Amortization and expense related to discontinued prepaid incentives	1,412	1,634
Other non-operating loss (income)	1,752	(138)
Equity-based compensation	9,515	6,635
IPO related expenses	7,795	11,244
(Income) from equity method investments in related party	(5,606)	(1,995)
Adjusted income before income taxes (2)	$129,151	$96,394
Adjusted tax expense (3)	(33,734)	(24,609)
Adjusted net income	$95,417	$71,785
Net income margin	7.4%	8.0%
Adjusted net income margin	17.3%	15.7%

(1) Interest expense, net includes amortization of deferred debt issuance costs.

(2) Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”

(3) The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three months ended March 31, 2024, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three months ended March 31, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

Adjusted Diluted Earnings Per Share

We define Adjusted diluted earnings per share as Adjusted net income divided by diluted shares outstanding after adjusting for the effect if 100% of the outstanding LLC Common Units (together with the shares of Class B common stock), vested Class C Incentive Units, and unvested equity awards were exchanged into shares of Class A common stock as if 100% of unvested equity awards were vested. The most directly comparable GAAP financial metric is Diluted earnings per share.

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended March 31,
	2024	2023
Earnings per share of Class A common stock – diluted	$0.13	$0.11
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.07)	(0.06)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.09	0.09
Plus: Adjustments to Adjusted net income (3)	0.20	0.13
Plus: Dilutive impact of unvested equity awards (4)	—	(0.01)
Adjusted diluted earnings per share	$0.35	$0.26

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	269,922	266,978
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	—
Plus: Dilutive impact of unvested equity awards (4)	4,854	4,670
Adjusted diluted earnings per share diluted share count	274,776	271,648

(1) Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended March 31, 2024 and 2023, this removes $17.7 million and $17.4 million of Net income, respectively, on 269.9 million and 267.0 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(2) For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC Common Units (together with shares of Class B common stock) and vested Class C Incentive units were exchanged for shares of Class A common stock. For the three months ended March 31, 2024 and 2023, this includes $24.1 million and $23.3 million of Net income, respectively, on 269.9 million and 267.0 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended March 31, 2024, 140.4 million weighted average outstanding LLC Common Units were considered dilutive and included in the 269.9 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. For the three months ended March 31, 2023, 143.4 million weighted-average outstanding LLC Common Units were considered dilutive and included in the 267.0 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS.See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(3) Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 269.9 million and 267.0 million Weighted-average shares of Class A common stock outstanding - diluted for the three months ended March 31, 2024 and 2023, respectively.

(4) For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended March 31, 2024 and 2023, 4.9 million and 4.7 million shares were added to the calculation, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of our business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations, and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured Notes. The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, distributions to LLC Unitholders, and dividends to Class A common stockholders. We believe that Cash and cash equivalents, cash flows from operations, and amounts available under our Revolving Credit Facility will be sufficient to meet liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.

On February 27, 2024, our Board declared a one-time special cash dividend of $0.23 per share on our outstanding Class A common stock. In addition, the Board initiated a regular quarterly dividend of $0.11 per share on our outstanding Class A common stock. The special dividend of $0.23 and $0.07 of the regular quarterly dividend were funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the Company as well as the Company’s obligations pursuant to the Tax Receivable Agreement. The remaining $0.04 of the regular quarterly dividend was funded by free cash flow from the LLC and paid to all holders of the Class A common stock and LLC Common Units.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $955.9 million and $769.0 million as of March 31, 2024 and 2023, respectively, and fiduciary receivables of $2,225.5 million and $1,706.1 million as of March 31, 2024 and 2023, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $665.4 million of Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2024, $116.7 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. The notes have a 4.375% interest rate and will mature on February 1, 2030.

On April 29, 2022, we entered into the Fourth Amendment to the Credit Agreement on our Term Loan and Revolving Credit Facility to transition its LIBOR rate to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.

On January 19, 2024, we entered into the fifth amendment (the “Repricing Amendment”) to the Term Loan’s Credit Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged.

As of March 31, 2024, the interest rate on the Term Loan was 2.75% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of March 31, 2024, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the three months ended March 31, 2024.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of March 31, 2024 will be $361.0 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	1,502	147	470	2,119
Balance at March 31, 2024	$196,170	$85,961	$78,886	$361,017

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of March 31, 2023 were $424.7 million consisting of (i) Exchange Tax Attributes of $230.8 million, (ii) Pre-IPO M&A Tax Attributes of $101.1 million, and (iii) TRA Payment Tax Attributes of $92.8 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Three Months Ended March 31, 2024 and 2023

Cash and cash equivalents decreased $39.3 million from $704.7 million at March 31, 2023 to $665.4 million at March 31, 2024. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Cash flows used for operating activities for the three months ended March 31, 2024 were $116.5 million, a decrease of $42.7 million compared to the three months ended March 31, 2023. This decrease in cash flows used in operating activities was driven by an increase in Net income of $4.2 million and the change in Other current and non-current accrued liabilities of $43.6 million. The change in Other current and non-current accrued liabilities was primarily driven by an increase in brokerage overrides due to timing of the payments and acquisition contingent consideration, offset by increased producer commission and other bonus payments in the first quarter of 2024 compared to the first quarter of 2023 related to growth in the business.

Cash Flows From Investing Activities

Cash flows used for investing activities during the three months ended March 31, 2024 were $7.6 million, a decrease of $97.3 million compared to the $104.9 million of cash flows used for investing activities during the three months ended March 31, 2023. The main driver of the cash flows used for investing activities in the three months ended March 31, 2024 was $7.6 million of Capital expenditures, compared to $102.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $2.8 million of Capital expenditures for the three months ended March 31, 2023.

Cash Flows From Financing Activities

Cash flows used for financing activities during the three months ended March 31, 2024 were $10.2 million, a decrease of $19.4 million compared to cash flows used for financing activities of $29.6 million during the three months ended March 31, 2023. The main drivers of cash flows used for financing activities during the three months ended March 31, 2024 were Dividends paid to Class A common shareholders of $40.0 million, Distributions to non-controlling LLC Unitholders of $5.6 million, and Payment of accrued return on Ryan Re preferred units of $1.9 million offset by Net change in fiduciary liabilities of $37.3 million. The main drivers of cash flows provided by financing activities during the three months ended March 31, 2023 were the Net change in fiduciary liabilities of $20.8 million, the Payment of contingent consideration of $4.5 million, and the Repayment of term debt of $4.1 million.

Contractual Obligations and Commitments

Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 7, Debt” in the notes to our unaudited consolidated financial statements, where we provide further description on provisions that create, increase, or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of March 31, 2024, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	March 31, 2024
Current accrued compensation	$378
Non-current accrued compensation	317
Total liability	$695
Projected future expense	1,473
Total projected future cash outflows	$2,168

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	1,514
2026	131
2027	131
Thereafter	$392

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of March 31, 2024, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	March 31, 2024
Current accounts payable and accrued liabilities	$39,801
Other non-current liabilities	3,063
Total liability	$42,864
Projected future expense	3,832
Total projected future cash outflows	$46,696

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	42,441
2026	4,255
2027	—
Thereafter	$—

Critical Accounting Policies and Estimates

The methods, assumptions, and estimates that we use in applying the accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if (i) the Company must make assumptions that were uncertain when the judgment was made and (ii) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position and the results that we will report in the consolidated financial statements. While we believe that the estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. The accounting policies that we believe reflect our more significant estimates, judgments, and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, business combinations, goodwill and intangibles, income taxes, and tax receivable agreement liabilities.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 are included in “Note 1, Basis of Presentation,” to our unaudited consolidated financial statements.

Recent Accounting Pronouncements

For a description of recently adopted accounting pronouncements and recently issued accounting standards not yet adopted (if any), see “Note 1, Basis of Presentation” in the notes to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.

Foreign Currency Risk

For the three months ended March 31, 2024, approximately 2% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.

Interest Rate Risk and Credit Risk

Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes. Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.

As of March 31, 2024, we had $1,596.4 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of March 31, 2024 and December 31, 2023, as determined based upon information available.

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of March 31, 2024, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at March 31, 2024	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$665,420	$(6,654)	$6,654
Term Loan principal outstanding (1)	1,596,400	15,964	$(15,964)
Interest rate cap notional amount (2)	1,000,000	(10,000)	$10,000
Net exposure to Interest expense, net		(690)	690

Cash and cash equivalents held in a fiduciary capacity	955,893	9,559	$(9,559)
Net exposure to Fiduciary investment income		$9,559	$(9,559)

Impact to Net income		10,249	(10,249)

(1) To the extent SOFR falls below 0.75%, the impact of the change in interest rates is zero.

(2) To the extent interest rates fall below 2.75%, the impact of the change in interest rates is zero.

In addition to interest rate risk, our cash investments and fiduciary cash holdings are subject to potential loss of value due to counterparty credit risk. To minimize this risk, the Company and its subsidiaries hold funds pursuant to an investment policy approved by our Board. The policy mandates the preservation of principal and liquidity and requires broad diversification with counter-party limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and plans to further restrict the portfolio as appropriate with respect to market conditions. The majority of Cash and cash equivalents and Cash and cash equivalents held in a fiduciary capacity are held in demand deposit accounts and short-term investments, consisting principally of AAA-rated money market funds and treasury bills, having original maturities of 90 days or less.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control Over Financial Reporting

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Sale of Unregistered Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.05 Costs Associated with Exit or Disposal Activities

On April 30, 2023, the Board approved an update to the Company’s restructuring program (the “Program”), which commenced in the first quarter of 2023. The Program is designed to facilitate continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The updated Program is expected to generate approximately $60 million of annual cost savings in 2025. The Program includes (i) Operations and Technology Optimization, (ii) Compensation and Benefits, and (iii) Asset Impairment and Other Termination Costs. These actions are expected to be completed by the end of 2024.

The Company currently estimates that the updated Program will result in cumulative pre-tax charges to its GAAP financial results of approximately $110 million which are expected to be recorded as exit and disposal activities and are broken down as follows:

Program Activity	Charges
Operations and Technology Optimization	$55 million
Compensation and Benefits	40 million
Asset Impairment and Other Termination Costs	15 million
Total	$110 million

The Company currently estimates that approximately 95% of the future pre-tax charges relating to the Program will result in future cash expenditures.

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

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.6	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).
10.7	First Amendment to the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 1, 2023).
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

10.10	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).
10.11	Ryan Specialty Holdings, Inc., Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).
10.12	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 28, 2024).
10.13	Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (PSI Units), (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 28, 2024).

10.14	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted Stock Unit Agreement (DELTA PSUS), filed herewith.
10.15	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted LLC Unit Agreement (DELTA PLUS), filed herewith.
10.16

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

10.17

Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC, dated as of July 5, 2023, by and among New Ryan Specialty, LLC, and the other signatories party thereto, (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 03, 2023).

10.18	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).
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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: May 1, 2024	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)