Form 10-Q
period 2024-06-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2024-08-02
CIK 1849253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40645

RYAN SPECIALTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 N. Wacker Drive, Suite 4000
Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 784-6001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange (NYSE)

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

On July 29, 2024, the Registrant had 261,448,198 shares of common stock outstanding, consisting of 120,351,717 shares of Class A common stock, $0.001 par value, and 141,096,481 shares of Class B common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryan Specialty Holdings, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Net commissions and fees	$680,248	$573,020	$1,218,135	$1,020,533
Fiduciary investment income	15,193	12,129	29,352	22,215
Total revenue	$695,441	$585,149	$1,247,487	$1,042,748
EXPENSES
Compensation and benefits	414,049	352,360	787,576	660,082
General and administrative	82,967	81,608	158,834	133,307
Amortization	30,541	24,368	58,529	49,553
Depreciation	2,273	2,177	4,353	4,369
Change in contingent consideration	1,243	1,796	1,178	2,510
Total operating expenses	$531,073	$462,309	$1,010,470	$849,821
OPERATING INCOME	$164,368	$122,840	$237,017	$192,927
Interest expense, net	31,128	28,881	60,528	58,349
(Income) from equity method investment in related party	(3,722)	(1,616)	(9,328)	(3,611)
Other non-operating loss (income)	233	108	1,985	(30)
INCOME BEFORE INCOME TAXES	$136,729	$95,467	$183,832	$138,219
Income tax expense	18,691	11,650	25,117	17,945
NET INCOME	$118,038	$83,817	$158,715	$120,274
Net income attributable to non-controlling interests, net of tax	71,251	53,739	95,393	77,036
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$46,787	$30,078	$63,322	$43,238
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.38	$0.27	$0.52	$0.39
Diluted	$0.37	$0.26	$0.49	$0.37
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	118,394,113	112,915,557	118,102,959	111,980,226
Diluted	271,218,549	123,845,655	270,570,458	123,685,098

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$118,038	$83,817	$158,715	$120,274
Net income attributable to non-controlling interests, net of tax	71,251	53,739	95,393	77,036
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$46,787	$30,078	$63,322	$43,238
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	1,536	5,681	5,744	4,868
(Gain) on interest rate cap reclassified to earnings	(2,280)	(1,865)	(4,570)	(3,303)
Foreign currency translation adjustments	927	103	519	388
Change in share of equity method investment in related party other comprehensive income	(376)	323	1,134	537
Total other comprehensive income (loss), net of tax	$(193)	$4,242	$2,827	$2,490
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$46,594	$34,320	$66,149	$45,728

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$612,437	$838,790
Commissions and fees receivable – net	384,414	294,195
Fiduciary cash and receivables	4,051,029	3,131,660
Prepaid incentives – net	8,051	8,718
Other current assets	66,571	62,229
Total current assets	$5,122,502	$4,335,592
NON-CURRENT ASSETS
Goodwill	1,814,803	1,646,482
Customer relationships	618,323	572,416
Other intangible assets	54,468	38,254
Prepaid incentives – net	15,400	15,103
Equity method investment in related party	58,664	46,099
Property and equipment – net	45,529	42,427
Lease right-of-use assets	122,212	127,708
Deferred tax assets	378,743	383,816
Other non-current assets	41,767	39,312
Total non-current assets	$3,149,909	$2,911,617
TOTAL ASSETS	$8,272,411	$7,247,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$171,782	$136,340
Accrued compensation	397,772	419,560
Operating lease liabilities	20,206	21,369
Tax Receivable Agreement liabilities	22,365	—
Short-term debt and current portion of long-term debt	32,980	35,375
Fiduciary liabilities	4,051,029	3,131,660
Total current liabilities	$4,696,134	$3,744,304
NON-CURRENT LIABILITIES
Accrued compensation	61,974	24,917
Operating lease liabilities	149,411	154,457
Long-term debt	1,940,863	1,943,837
Tax Receivable Agreement liabilities	344,514	358,898
Other non-current liabilities	6,279	41,152
Total non-current liabilities	$2,503,041	$2,523,261
TOTAL LIABILITIES	$7,199,175	$6,267,565
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 119,339,130 and 118,593,062 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	119	119
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 141,164,071 and 141,621,188 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	142	142
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at June 30, 2024 and December 31, 2023)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	478,130	441,997
Retained earnings	121,560	114,420
Accumulated other comprehensive income	5,903	3,076
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$605,854	$559,754
Non-controlling interests	467,382	419,890
Total stockholders’ equity	$1,073,236	$979,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,272,411	$7,247,209

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,715	$120,274
Adjustments to reconcile net income to cash flows provided by operating activities:
(Income) from equity method investment in related party	(9,328)	(3,611)
Amortization	58,529	49,553
Depreciation	4,353	4,369
Prepaid and deferred compensation expense	6,355	4,374
Non-cash equity-based compensation	38,205	36,528
Amortization of deferred debt issuance costs	6,436	6,080
Amortization of interest rate cap premium	3,477	3,477
Deferred income tax expense	15,314	11,853
Loss on Tax Receivable Agreement	372	216
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(79,592)	(67,525)
Accrued interest liability	(62)	(330)
Other current and non-current assets	4,017	15,862
Other current and non-current accrued liabilities	(52,503)	(36,284)
Total cash flows provided by operating activities	$154,288	$144,836
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(214,093)	(103,927)
Capital expenditures	(22,605)	(5,362)
Repayments of prepaid incentives	—	15
Total cash flows used in investing activities	$(236,698)	$(109,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term debt	(8,250)	(8,250)
Payment of contingent consideration	—	(4,477)
Tax distributions to non-controlling LLC Unitholders	(44,610)	(34,529)
Receipt of taxes related to net share settlement of equity awards	4,478	1,895
Taxes paid related to net share settlement of equity awards	(4,586)	(1,895)
Dividends paid to Class A common shareholders	(53,022)	—
Distributions to non-controlling LLC Unitholders	(11,250)	—
Payment of accrued return on Ryan Re preferred units	(1,965)	—
Net change in fiduciary liabilities	191,396	198,073
Total cash flows provided by financing activities	$72,191	$150,817
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(2,010)	(657)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(12,229)	$185,722
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,756,332	1,767,385
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,744,103	$1,953,107
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	612,437	965,987
Cash and cash equivalents held in a fiduciary capacity	1,131,666	987,120
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,744,103	$1,953,107

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753
Net income	—	—	—	—	—	46,787	—	71,251	118,038
Issuance of common stock	270,510	—	8,992	—	989	—	—	1,179	2,168
Exchange of LLC equity for common stock	331,150	—	(331,150)		598	—	—	(598)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(284)	(284)
Class A common stock dividends and Dividend Equivalents		—		—	—	(13,764)	—	—	(13,764)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,758)	(5,758)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	709	—	—	(201)	508
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,829)	(22,829)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	(376)	(564)	(940)
Loss on interest rate cap, net	—	—	—	—	—	—	(744)	(1,116)	(1,860)
Foreign currency translation adjustments	—	—	—	—	—	—	927	1,382	2,309
Equity-based compensation	—	—	—	—	16,378	—	—	4,517	20,895
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236

See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598
Net income	—	—	—	—	—	30,078	—	53,739	83,817
Issuance of common stock	104,196	—	21,006	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,871,084	2	(1,871,084)	(2)	3,474	—	—	(3,474)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	449	—	—	—	449
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(21,992)	(21,992)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	323	545	868
Gain on interest rate cap, net	—	—	—	—	—	—	3,816	6,434	10,250
Foreign currency translation adjustments	—	—	—	—	—	—	103	176	279
Equity-based compensation	—	—	—	—	12,104	—	—	6,545	18,649
Balance at June 30, 2023	115,208,931	$115	144,571,839	$144	$452,925	$97,226	$8,525	$384,983	$943,918

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

Organization

Ryan Specialty Holdings, Inc., was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc., and the LLC. The Company is the sole managing member of New LLC. New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business. Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of June 30, 2024, the Company owned 45.8% of the outstanding LLC Common Units.

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

In the opinion of management, the unaudited consolidated interim financial statements include all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented. Certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

In March 2024, the FASB issued ASU 2024-02 Codification Improvements — Amendments to Remove References to the Concept Statements, which removes references to various FASB Concepts Statements in order to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. This ASU is effective for public companies for fiscal years beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard prospectively on January 1, 2024 with no material impact to the consolidated financial statements or disclosures.

2.
Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wholesale Brokerage	$444,129	$381,616	$767,574	$667,466
Binding Authority	80,630	69,775	169,265	139,301
Underwriting Management	155,489	121,629	281,296	213,766
Total Net commissions and fees	$680,248	$573,020	$1,218,135	$1,020,533

Contract Balances

Contract assets, which arise primarily from the Company’s supplemental commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $17.3 million and $13.4 million as of June 30, 2024 and December 31, 2023, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $4.2 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, $3.1 million and $6.6 million, respectively, of the contract liabilities outstanding as of December 31, 2023 was recognized in revenue.

3.
Mergers and Acquisitions

2024 Acquisitions

On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited (“Castel”), a managing general underwriting platform headquartered in London, England, for cash consideration of $247.6 million, $2.2 million of RYAN Class A common stock, and contingently returnable consideration of $4.9 million.

The $4.9 million of contingently returnable consideration established for Castel was measured at the estimated acquisition date fair value and was a non-cash investing transaction. The contingently returnable consideration is based on specified revenue targets over the next three fiscal years.

The following table summarizes the estimated fair value of the aggregate assets and liabilities acquired during the six months ended June 30, 2024:

Castel
Cash and cash equivalents	$10,294
Commissions and fees receivable – net	10,657
Fiduciary cash and receivables	119,333
Goodwill	165,859
Customer relationships[1]	97,820
Other intangible assets	875
Lease right-of-use assets	1,269
Deferred tax assets	2,823
Other current and non-current assets	1,277
Total assets acquired	$410,207
Accounts payable and accrued liabilities	1,134
Accrued compensation	43,538
Fiduciary liabilities	119,333
Operating lease liabilities	1,269
Total liabilities assumed	$165,274
Net assets acquired	$244,933

1 The acquired customer relationships have a weighted average amortization period of 13.2 years.

The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for Castel of $1.2 million and $1.6 million during the three and six months ended June 30, 2024, respectively, in General and administrative expense on the Consolidated Statements of Income. In conjunction with the closing of the Castel acquisition, the deal-contingent foreign currency forward (the “Deal-Contingent Forward”), as described in Note 11, Derivatives, was settled.

2023 Acquisitions

On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services (“Griffin”), a binding authority specialist and wholesale insurance broker headquartered in Bellevue, Washington, for cash consideration of $115.5 million.

On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration and $2.3 million of contingent consideration. During six months ended June 30, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.6 million was recognized in Goodwill on the Consolidated Balance Sheets.

On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California, for $253.5 million of cash consideration, $5.8 million of contingent consideration, and $2.7 million of RYAN Class A common stock.

On December 1, 2023, the Company completed the acquisition of AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss managing general underwriter headquartered in Chicago, Illinois, for $98.3 million of cash consideration. During the six months ended June 30, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.3 million was recognized in Goodwill on the Consolidated Balance Sheets.

Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2024 and 2023 acquisitions, excluding Griffin as it is already included in the results of all periods presented, occurred on January 1, 2023. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future. The pre-acquisition Castel results included in the pro forma figures below contain acquisition-related expenses that were not considered pro forma adjustments for the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$698,977	$623,315	$1,260,121	$1,126,053
Net income	103,806	79,257	147,356	93,055

The unaudited pro forma financial information includes adjustments of (i) incremental amortization expense on acquired intangible assets of $2.8 million and $6.1 million for the three months ended June 30, 2024 and 2023, respectively, and $5.7 million and $12.1 million for the six months ended June 30, 2024 and 2023, respectively, (ii) an increase in transaction costs, including the loss related to the Deal-Contingent Forward for pro forma purposes, of $5.7 million for the six months ended June 30, 2023 and a decrease in such costs of $3.3 million and $6.5 million for the three and six months ended June 30, 2024, respectively, and (iii) an increase of $18.4 million of income tax expense related to the common control reorganizations as part of the Socius and AccuRisk acquisitions for the six months ended June 30, 2023.

Contingent Consideration

Total consideration for certain acquisitions includes contingent consideration or contingently returnable consideration, which are generally based on the EBITDA or revenue of the acquired business following a defined period after purchase. Further information regarding fair value measurements of contingent consideration and contingently returnable consideration is detailed in Note 13, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in contingent consideration	$1,243	$1,796	$1,178	$2,510
Interest expense, net	864	570	1,801	1,441
Total	$2,107	$2,366	$2,979	$3,951

As of June 30, 2024, the aggregate amounts of maximum consideration related to acquisitions were $98.1 million related to contingent consideration and $19.0 million related to contingently returnable consideration.

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

The table below presents the restructuring expense for the program incurred:

	Three Months Ended June 30,		Six Months Ended June 30,		Inception-to-Date
	2024	2023	2024	2023	As of June 30, 2024
Operations and technology optimization	$6,451	$6,271	$10,886	$7,705	$36,881
Compensation and benefits	1,517	940	26,120	1,599	37,439
Asset impairment and other termination costs	—	9,928	—	10,514	11,057
Total	$7,968	$17,139	$37,006	$19,818	$85,377

For the three months ended June 30, 2024 and 2023, the Company recognized restructuring expenses of $3.8 million and $1.1 million, respectively, including contractor costs, in Compensation and benefits, and $4.2 million and $16.0 million, respectively, in General and administrative expense on the Consolidated Statements of Income. For the six months ended June 30, 2024 and 2023, the Company recognized restructuring expenses of $30.0 million and $1.8 million, respectively, including contractor costs, in Compensation and benefits, and $7.0 million and $18.0 million, respectively, in General and administrative expense on the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Total
Balance at December 31, 2023	$5,886	$1,080	$6,966
Accrued costs	24,713	26,120	50,833
Payments	(20,811)	(26,288)	(47,099)
Balance at June 30, 2024	$9,788	$912	$10,700

Accrued costs in the table above include both costs expensed and capitalized during the period. As of June 30, 2024 and December 31, 2023, $8.7 million and $5.3 million, respectively, of the restructuring liability was included in Accounts payable and accrued liabilities and $2.0 million and $1.7 million, respectively, was included in Current Accrued compensation on the Consolidated Balance Sheets.

5.
Receivables and Other Current Assets

Receivables

The Company had receivables of $384.4 million and $294.2 million outstanding as of June 30, 2024 and December 31, 2023, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.

The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$2,061	$2,086	$2,458	$1,980
Write-offs	(498)	(476)	(1,285)	(901)
Increase in provision	1,590	479	1,980	1,010
End of period	$3,153	$2,089	$3,153	$2,089

Other Current Assets

Major classes of other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$26,060	$25,762
Insurance recoverable	19,537	20,562
Other current receivables	20,974	15,905
Total Other current assets	$66,571	$62,229

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

6.
Leases

The Company has various non-cancelable operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease costs
Operating lease costs	$7,861	$9,246	$15,739	$17,652
Short-term lease costs
Operating lease costs	202	163	447	401
Sublease income	(148)	(74)	(296)	(246)
Lease costs – net	$7,915	$9,335	$15,890	$17,807

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases			$14,651	$15,902
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			10,268	6,692
Amortization of right-of-use assets for operating lease activity			11,359	13,359
Weighted average discount rate (percent)
Operating leases			5.3%	5.1%
Weighted average remaining lease term (years)
Operating leases			7.9	8.5

7.
Debt

Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	June 30, 2024	December 31, 2023
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.75% as of June 30, 2024, Adjusted Term SOFR + 3.00% as of December 31, 2023, matures September 1, 2027	$1,561,218	$1,564,718
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	401,160	400,704
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 3.00%, plus commitment fees of 0.25%-0.50%, matures July 26, 2026	385	377
Premium financing notes
Commercial notes, periodic interest and principal payments, 6.25%, expire May 1, 2025	7,257	—
Commercial notes, periodic interest and principal payments, 5.75%, expired May 1, 2024	—	2,251
Commercial notes, periodic interest and principal payments, 5.75%, expired June 1, 2024	—	622
Commercial notes, periodic interest and principal payments, 6.00%, expired June 19, 2024	424	2,485
Commercial notes, periodic interest and principal payments, 5.75%, expired June 21, 2024	—	2,855
Units subject to mandatory redemption	3,399	5,200
Total debt	$1,973,843	$1,979,212
Less: Short-term debt and current portion of long-term debt	(32,980)	(35,375)
Long-term debt	$1,940,863	$1,943,837

Term Loan

The original principal of the Term Loan was $1,650.0 million. As of June 30, 2024, $1,588.1 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $28.0 million. As of December 31, 2023, $1,596.4 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $32.8 million.

On January 19, 2024, the Company entered into the fifth amendment (the “Repricing Amendment”) to the Term Loan’s Credit Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged. The portion of the debt related to the lenders that opted out of the repricing was considered extinguished and their portion of the legacy debt issuance costs of $0.4 million was written off during the six months ended June 30, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income. Additionally, the Company incurred third-party fees related to the repricing of $1.9 million for the six months ended June 30, 2024, which were recognized in Other non-operating loss (income) on the Consolidated Statements of Income.

Revolving Credit Facility

The Revolving Credit Facility had a borrowing capacity of $600.0 million as of June 30, 2024 and December 31, 2023. As the Revolving Credit Facility had not been drawn on as of June 30, 2024 or December 31, 2023, the deferred issuance costs related to the facility of $2.9 million and $4.1 million, respectively, were included in Other non-current assets on the Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $599.6 million and $599.7 million as of June 30, 2024 and December 31, 2023, respectively, as the available amount of the facility was reduced by $0.4 million and $0.3 million, respectively, of undrawn letters of credit.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of June 30, 2024 and December 31, 2023, the Company accrued $0.4 million of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.

Senior Secured Notes due 2030

In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of June 30, 2024 and December 31, 2023, accrued interest on the notes was $7.3 million and the related unamortized deferred issuance costs plus discount were $6.1 million and $6.6 million, respectively.

Subsidiary Units Subject to Mandatory Redemption

Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units owned by Patrick G. Ryan in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, fifteen years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income. As of June 30, 2024 and December 31, 2023, interest accrued on these units was $0.1 million and $1.9 million, respectively. $2.0 million of accrued return on the Ryan Re preferred units was paid during the six months ended June 30, 2024. See Note 17, Related Parties, for further information on Ryan Re.

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

Class X Common Stock

There were no shares of Class X common stock outstanding as of June 30, 2024 or December 31, 2023. Shares of Class X common stock have no economic, voting, or dividend rights.

Preferred Stock

There were no shares of preferred stock outstanding as of June 30, 2024 or December 31, 2023. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

Dividends

During the three months ended June 30, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share on the Company’s outstanding Class A common stock. During the six months ended June 30, 2024, $53.0 million of dividends, consisting of $27.1 million related to the special Q1 2024 dividend and $25.9 million related to regular quarterly dividends, was paid on Class A common stock.

Non-controlling Interests

The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of June 30, 2024 and December 31, 2023, the Company owned 45.8% and 45.6%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 54.2% and 54.4%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 54.9% and 56.5% for the three months ended June 30, 2024 and 2023, respectively, and 55.3% and 56.7% for the six months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024, the Company declared a regular quarterly cash distribution of $0.04 per unit on the LLC’s outstanding LLC Common Units. During the six months ended June 30, 2024, $11.3 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.

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

	Six Months Ended June 30, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	938,910	$21.15	1,122,564	$23.84
Granted	—	—	—	—
Vested	(42,559)	21.15	(627,302)	23.84
Forfeited	—	—	—	—
Unvested at end of period	896,351	$21.15	495,262	$23.84

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

Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Six Months Ended June 30, 2024
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,359,778	$23.07	1,819,916	$38.02
Granted	—	—	768,608	52.29
Vested	(25,519)	23.13	(167,332)	37.75
Forfeited	(38,426)	22.79	(47,056)	40.90
Unvested at end of period	3,295,833	$23.08	2,374,136	$42.61

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

	Six Months Ended June 30, 2024
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,473,388	66,667	165,684	$34.39
Granted	—	—	150,000	52.38
Exercised	—	—	—	—
Forfeited	(7,221)	—	—	—
Outstanding at end of period	4,466,167	66,667	315,684	$42.94

1 As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair value of Incentive Options granted during the six months ended June 30, 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

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

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Six Months Ended June 30, 2024
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,448,127	$25.09	482,329	$39.80
Granted	—	—	249,971	51.33
Vested	—	—	(45,588)	35.60
Forfeited	—	—	—	—
Unvested at end of period	1,448,127	$25.09	686,712	$44.30

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

	Six Months Ended June 30, 2024
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,876,669	495,822	$36.96
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	3,911,490	1,876,669	495,822	$36.88

As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.42 and $23.50 as of June 30, 2024 and December 31, 2023, respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared to these awards during the six months ended June 30, 2024.

Performance Based Awards

Performance Stock Units (PSUs) and Performance LLC Units (PLUs)

Certain employees were granted performance-based equity awards, either PSUs or PLUs, subject to the Company’s achievement of several defined performance metrics including (i) an Adjusted EBITDAC Margin target, (ii) an Organic Revenue Growth Compound Annual Growth Rate (“CAGR”) target, and (iii) total shareholder return (“TSR”) CAGR targets. The TSR CAGR targets are measured from the grant date share price to the sum of (i) the average of (a) the volume weighted average price (“VWAP”) of the Class A common stock for the fourth quarter of 2027 and (b) the VWAP of the Class A common stock for the first quarter of 2028 and (ii) dividends paid to Class A common shareholders. The Adjusted EBITDAC Margin and the Organic Revenue Growth CAGR targets as well as a minimum threshold for the TSR CAGR target must be achieved for the awards to vest. If the Adjusted EBITDAC Margin or the Organic Revenue Growth CAGR targets are not met, or the TSR CAGR is below the minimum threshold, the awards will be forfeited.

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

Six Months Ended June 30, 2024
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—	—	$—
Granted	303,721	24.75	487,218	24.40
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	303,721	$24.75	487,218	$24.40

The fair value of the performance-based awards granted during the six months ended June 30, 2024 was determined using the Monte Carlo simulation valuation model with the following assumptions:

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

Non-Employee Director Stock Grants

The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director Stock Grants”), with the exception of the one director appointed by Onex in accordance with Onex’s nomination rights who has agreed to forgo any compensation for his service to the Board. The Director Stock Grants are fully vested upon grant. The Company granted 22,935 Director Stock Grants with a weighted-average grant date fair value of $49.07 and 19,698 Director Stock Grants with a weighted-average grant date fair value of $40.86 during the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the Company accrued $0.7 million and $0.1 million related to Dividend Equivalents and Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.4 million and $0.2 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance Sheets.

Equity-Based Compensation Expense

As of June 30, 2024, the unrecognized equity-based compensation costs related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (years)
Restricted Stock	$1,946	0.6
IPO RSUs	32,632	3.6
Incentive RSUs	69,549	2.5
Reload Options	1,535	0.8
Staking Options	271	4.1
Incentive Options	3,051	1.9
PSUs	6,998	4.5
Restricted Common Units	1,064	0.2
IPO RLUs	19,385	4.9
Incentive RLUs	23,394	2.2
Reload Class C Incentive Units	1,097	1.1
Staking Class C Incentive Units	10,621	4.4
Class C Incentive Units	6,403	4.0
PLUs	11,067	4.5
Total unrecognized equity-based compensation expense	$189,013

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of June 30, 2024 in the same view.

	Recognized				Unrecognized
	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2024	2023	2024	2023	June 30, 2024
IPO awards
IPO RSUs and Staking Options	$3,493	$4,261	$6,506	$8,945	$32,903
IPO RLUs and Staking Class C Incentive Units	2,583	2,978	5,131	6,128	30,006
Incremental Restricted Stock and Reload Options	909	1,313	1,863	2,567	2,508
Incremental Restricted Common Units and Reload Class C Incentive Units	1,153	1,906	2,432	4,000	1,842
Pre-IPO incentive awards
Restricted Stock	408	747	835	1,498	973
Restricted Common Units	154	365	362	916	319
Post-IPO incentive awards
Incentive RSUs	7,775	5,023	13,758	8,659	69,549
Incentive RLUs	2,035	1,159	3,613	2,115	23,394
Incentive Options	350	125	551	243	3,051
Class C Incentive Units	515	515	1,030	864	6,403
PSUs	394	—	519	—	6,998
PLUs	622	—	820	—	11,067
Other expense
Director Stock Grants	504	257	785	593	N/A
Total equity-based compensation expense	$20,895	$18,649	$38,205	$36,528	$189,013

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$118,038	$83,817	$158,715	$120,274
Less: Net income attributable to non-controlling interests	71,251	53,739	95,393	77,036
Net income attributable to Ryan Specialty Holdings, Inc.	$46,787	$30,078	$63,322	$43,238
Numerator:
Net income attributable to Class A common shareholders	$46,787	$30,078	$63,322	$43,238
Add (less): Income attributed to substantively vested RSUs	(1,556)	406	(2,138)	541
Net income attributable to Class A common shareholders – basic	$45,231	$30,484	$61,184	$43,779
Add: Income attributed to dilutive shares	53,791	1,621	72,056	2,494
Net income attributable to Class A common shareholders – diluted	$99,022	$32,105	$133,240	$46,273
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	118,394,113	112,915,557	118,102,959	111,980,226
Add: Dilutive shares	152,824,436	10,930,098	152,467,499	11,704,872
Weighted-average shares of Class A common stock outstanding – diluted	271,218,549	123,845,655	270,570,458	123,685,098
Earnings per share
Earnings per share of Class A common stock – basic	$0.38	$0.27	$0.52	$0.39
Earnings per share of Class A common stock – diluted	$0.37	$0.26	$0.49	$0.37

The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested Class C Incentive Units	195,822	495,822	195,822	495,822
Incentive Options	150,000	168,282	150,000	168,282
Conversion of vested Class C Incentive Units[1]	—	47,620	—	47,914
Conversion of non-controlling interest LLC Common Units[1]	—	143,835,472	—	143,626,828

1 Weighted average units outstanding during the period.

11.
Derivatives

Deal-Contingent Foreign Currency Forward

On December 21, 2023, the Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the acquisition of Castel. The Deal-Contingent Forward had a 200.0 million GBP notional amount and was executed when the Castel acquisition closed on May 1, 2024. As the Deal-Contingent Forward was an economic hedge and had not been designated as an accounting hedge, losses resulting from the Deal-Contingent Forward were recognized through earnings in the periods incurred.

Interest Rate Cap

In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of June 30, 2024, the interest rate cap continued to be an effective hedge.

For the three months ended June 30, 2024 and 2023, the decrease of $3.9 million and increase of $9.8 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). For the six months ended June 30, 2024 and 2023, the decrease of $0.1 million and increase of $1.1 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). As of June 30, 2024, the Company expects $22.4 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months. See Note 16, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.

The location and gains (losses) on derivatives are reported on the Consolidated Statements of Income as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Caption	2024	2023	2024	2023
Change in the fair value of the Deal-Contingent Forward	General and administrative	$(2,050)	$—	$(4,532)	$—
Total impact of derivatives not designated as hedging instruments		$(2,050)	$—	$(4,532)	$—

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)	$(3,477)	$(3,477)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	6,507	5,649	13,051	10,064
Total impact of derivatives designated as hedging instruments		$4,768	$3,910	$9,574	$6,587

The location and fair value of derivatives are reported on the Consolidated Balance Sheets as follows:

	Balance Sheet Caption	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Deal-Contingent Forward	Accounts payable and accrued liabilities	$—	$852
Derivatives designated as hedging instruments
Interest rate cap	Other non-current assets	$29,549	$29,667

See Note 13, Fair Value Measurements, for further information on the fair value of derivatives.

12.
Variable Interest Entities

As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the six months ended June 30, 2024, with the exception of Cash and cash equivalents of $42.0 million, Other current assets of $2.9 million, Deferred tax assets of $375.3 million, Accounts payable and accrued liabilities of $0.7 million, Other non-current liabilities of $2.4 million, and the entire balance of the Tax Receivable Agreement liabilities of $366.9 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2023, Cash and cash equivalents of $58.2 million, Deferred tax assets of $383.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $358.9 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of June 30, 2024 and December 31, 2023 approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $1,972.4 million and $1,976.5 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt, for the carrying values of the Company’s debt.

Derivative Instruments

Deal-Contingent Foreign Currency Forward

The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition was anticipated to close, and discounted to the valuation date. The lowest level of inputs used that are significant in determining the fair value were considered Level 3 inputs. See Note 11, Derivatives, for further information on the Deal-Contingent Forward.

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

Contingent Consideration

The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of June 30, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.5% to 5.5%, 5.9% to 17.7%, and 1.0% to 3.5%, respectively. As of December 31, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.9% to 5.4%, 7.0% to 21.7%, and 3.3% to 4.2%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 5.5% to 8.3% and 8.3% to 9.1% as of June 30, 2024 and December 31, 2023, respectively.

Each period, the Company revalues the contingent consideration and contingently returnable consideration associated with certain prior acquisitions to their fair value and records the related changes of the fair value in Change in contingent consideration in the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$29,549	$—	$—	$29,667	$—
Contingently returnable consideration	—	—	4,868	—	—	—
Liabilities
Contingent consideration	—	—	44,971	—	—	41,050
Deal-Contingent Forward	—	—	—	—	—	852
Total assets and liabilities measured at fair value	$—	$29,549	$49,839	$—	$29,667	$41,902

Contingently returnable consideration of $1.1 million and $3.8 million was recorded in Other current assets and Other non-current assets, respectively, on the Consolidated Balance Sheets as of June 30, 2024. Contingent consideration of $41.9 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of June 30, 2024. Contingent consideration of $3.1 million and $41.1 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Level 3 Assets and Liabilities Measured at Fair Value

The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assets
Balance at beginning of period	$—	$—	$—	$—
Newly established assets due to acquisitions	4,868	—	4,868	—
Balance at end of period	$4,868	$—	$4,868	$—
Liabilities
Balance at beginning of period	$46,198	$22,924	$41,902	$29,251
Total losses included in earnings	4,157	2,366	7,510	3,951
Settlements	(5,384)	—	(5,384)	(7,912)
Acquisition measurement period adjustments	—	—	943	—
Balance at end of period	$44,971	$25,290	$44,971	$25,290

For the six months ended June 30, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent Forward is presented in the operating section of the Consolidated Statements of Cash Flows. For the six months ended June 30, 2023, $3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.

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

The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company’s aggregate coverage for E&O losses increased from $100.0 million to $150.0 million as of June 1, 2024. The Company’s per claim retention amount increased from $2.5 million to $5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $8.0 million and $6.4 million were recorded for outstanding matters as of June 30, 2024 and December 31, 2023, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $0.6 million and $4.1 million in E&O expense for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.2 million as of June 30, 2024 and December 31, 2023, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $19.5 million and $20.6 million was recorded as of June 30, 2024 and December 31, 2023, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022 and no further expense related to this matter has been recognized since.

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

Geneva Re

The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.3 million and $0.2 million due from Geneva Re under this agreement as of June 30, 2024 and December 31, 2023, respectively.

Ryan Re Services Agreements with Geneva Re

Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to 115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from Geneva Re was $0.4 million for the three months ended June 30, 2024 and 2023, and $0.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Receivables due from Geneva Re under this agreement were $0.7 million as of June 30, 2024 and December 31, 2023.

On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $2.9 million and $3.2 million during the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had prepaid expenses of $0.2 million and $5.3 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.

Company Leasing of Corporate Jets

In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The Company recognized expense related to business usage of aircraft of $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

Effective Tax Rate

The Company’s effective tax rate from continuing operations was 13.70% and 12.20% for the three months ended June 30, 2024 and 2023, respectively, and 13.70% and 13.00% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023, were different than the 21% statutory rate primarily as a result of the income attributable to the non-controlling interests.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2024, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.

Deferred Taxes

The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $378.7 million and $383.8 million as of June 30, 2024 and December 31, 2023, respectively, on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the six months ended June 30, 2024, was primarily related to exchanges of LLC Common Units. As of June 30, 2024, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.

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

Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $366.9 million related to these benefits on the Consolidated Balance Sheets as of June 30, 2024. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	5,415	504	1,772	7,691
Accrued interest	—	—	290	290
Balance at June 30, 2024	$200,083	$86,318	$80,478	$366,879

During the six months ended June 30, 2024 and 2023, increases to the TRA liabilities of $7.7 million and $31.3 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the six months ended June 30, 2024 and 2023, increases to the TRA liabilities of $0.3 million and $0.2 million, respectively, due to accrued interest were recognized in Other non-operating loss (income) on the Consolidated Statements of Income.

Other Comprehensive Income (Loss)

The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on interest rate cap	$(543)	$(1,947)	$(2,031)	$(1,669)
Gain on interest rate cap reclassified to earnings	806	639	1,616	1,132
Foreign currency translation adjustments	(327)	(36)	(183)	(134)
Change in share of equity method investment in related party	133	(111)	(400)	(184)

17.
Accumulated Other Comprehensive Income

Changes in the balance of Accumulated other comprehensive income, net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096
Other comprehensive income (loss) before reclassifications	3,840	2,309	(940)	5,209
Amounts reclassified to earnings	(5,700)	—	—	(5,700)
Other comprehensive income (loss)	$(1,860)	$2,309	$(940)	$(491)
Less: Non-controlling interests	(1,116)	1,382	(564)	(298)
Balance at June 30, 2024	$5,871	$1,501	$(1,469)	$5,903

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	(2,218)	783	584	(851)
Amounts reclassified to earnings	(3,922)	—	—	(3,922)
Other comprehensive income (loss)	$(6,140)	$783	$584	$(4,773)
Less: Non-controlling interests	(3,889)	498	370	(3,021)
Balance at March 31, 2023	$5,814	$442	$(1,973)	$4,283
Other comprehensive income (loss) before reclassifications	15,260	279	868	16,407
Amounts reclassified to earnings	(5,010)	—	—	(5,010)
Other comprehensive income	$10,250	$279	$868	$11,397
Less: Non-controlling interests	6,434	176	545	7,155
Balance at June 30, 2023	$9,630	$545	$(1,650)	$8,525

1 Change in share of equity method investment in related party other comprehensive income on the Consolidated Statements of Comprehensive Income.

18.
Supplemental Financial Information

Interest Income

The Company earned interest income of $5.4 million and $8.6 million during the three months ended June 30, 2024 and 2023, respectively, and $13.4 million and $15.9 million during the six months ended June 30, 2024 and 2023, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.

Supplemental Cash Flow Information

The following represents the supplemental cash flow information of the Company:

	Six Months Ended June 30,
	2024	2023
Cash paid for:
Interest	$75,204	$73,406
Income taxes, net of refunds	10,523	5,098
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$415	$—
Tax Receivable Agreement liabilities	7,691	31,258
Dividend Equivalents and Declared Distributions liabilities	3,307	—
Contingently returnable consideration	4,868	—

19.
Subsequent Events

The Company has evaluated subsequent events through August 2, 2024, and has concluded that no events have occurred that require disclosure other than the events listed below.

On July 30, 2024, the Company entered into an amendment to the Credit Agreement, which provided for an increase in the borrowing capacity of the Revolving Credit Facility from $600.0 million to $1,400.0 million. The amendment also extended the maturity date of the Revolving Credit Facility to July 30, 2029, and reduced the applicable interest rate from Adjusted Term SOFR + up to 3.00% to Adjusted Term SOFR + up to 2.50%.

On July 31, 2024, the Company entered into a definitive agreement to acquire US Assure Insurance Services of Florida, Inc., a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida. This acquisition is expected to close during the third quarter of 2024. In conjunction with the acquisition, the Company entered into a 364-day unsecured bridge term loan facility (the “Bridge Facility”) with approximately $500.0 million in aggregate principal. The acquisition and certain related fees and expenses are expected to be funded with a combination of cash on hand, borrowings under the Revolving Credit Facility, and other debt financing, which may include debt securities issued in one or more capital markets transactions, term loans, or other types of debt financing, or a combination thereof, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the Bridge Facility.

On August 1, 2024, the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share of outstanding Class A common stock. The quarterly dividend will be payable on August 27, 2024, to shareholders of record of Class A common stock as of the close of business on August 13, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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

The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and six months ended June 30, 2024 and 2023 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share. See “Non-GAAP Financial Measures and Key Performance Indicators” for further information.

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

For the six months ended June 30, 2024, we incurred restructuring costs of $37.0 million. Combined with restructuring costs incurred during 2023, we have incurred restructuring costs of $85.4 million since the first quarter of 2023, representing the inception of the plan. Of the cumulative $85.4 million in costs, $32.8 million was general and administrative with the remaining balance being workforce-related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.

Acquisitions

On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited, a managing general underwriting platform. Castel is headquartered in London, England with additional offices in the Netherlands and Belgium and operations in Singapore.

On July 31, 2024, the Company entered into a definitive agreement to acquire US Assure Insurance Services of Florida, Inc., a leading program specializing in builder’s risk insurance. This acquisition is expected to close during the third quarter of 2024. In conjunction with the acquisition, the Company entered into a 364-day unsecured bridge term loan facility (the “Bridge Facility”) with approximately $500.0 million in aggregate principal. The acquisition and certain related fees and expenses are expected to be funded with a combination of cash on hand, borrowings under the Revolving Credit Facility, and other debt financing, which may include debt securities issued in one or more capital markets transactions, term loans, or other types of debt financing, or a combination thereof, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the Bridge Facility.

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

Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. If industry trends reverse, it may open opportunities for rates to decline or retailers to place some of that coverage directly.

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

Other Non-Operating Loss (Income)

For the six months ended June 30, 2024, Other non-operating loss (income) consisted of expense related to our term loan repricing and TRA contractual interest and related charges offset by sublease income. For the six months ended June 30, 2023, Other non-operating income included sublease income offset by TRA contractual interest and related charges.

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

Results of Operations

Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2024	2023	$	%	2024	2023	$	%
Revenue
Net commissions and fees	$680,248	$573,020	$107,228	18.7%	$1,218,135	$1,020,533	$197,602	19.4%
Fiduciary investment income	15,193	12,129	3,064	25.3	$29,352	$22,215	7,137	32.1
Total revenue	$695,441	$585,149	$110,292	18.8%	$1,247,487	$1,042,748	$204,739	19.6%
Expenses
Compensation and benefits	414,049	352,360	61,689	17.5	787,576	660,082	127,494	19.3
General and administrative	82,967	81,608	1,359	1.7	158,834	133,307	25,527	19.1
Amortization	30,541	24,368	6,173	25.3	58,529	49,553	8,976	18.1
Depreciation	2,273	2,177	96	4.4	4,353	4,369	(16)	(0.4)
Change in contingent consideration	1,243	1,796	(553)	(30.8)	1,178	2,510	(1,332)	(53.1)
Total operating expenses	$531,073	$462,309	$68,764	14.9%	$1,010,470	$849,821	$160,649	18.9%
Operating income	$164,368	$122,840	$41,528	33.8%	$237,017	$192,927	$44,090	22.9%
Interest expense, net	31,128	28,881	2,247	7.8	60,528	58,349	2,179	3.7
(Income) from equity method investment in related party	(3,722)	(1,616)	(2,106)	NM	(9,328)	(3,611)	(5,717)	NM
Other non-operating loss (income)	233	108	125	NM	1,985	(30)	2,015	NM
Income before income taxes	$136,729	$95,467	$41,262	43.2%	$183,832	$138,219	$45,613	33.0%
Income tax expense	18,691	11,650	7,041	60.4	25,117	17,945	7,172	40.0
Net income	$118,038	$83,817	$34,221	40.8%	$158,715	$120,274	$38,441	32.0%
GAAP financial measures
Total revenue	$695,441	$585,149	$110,292	18.8%	$1,247,487	$1,042,748	$204,739	19.6%
Net commissions and fees	680,248	573,020	107,228	18.7	1,218,135	1,020,533	197,602	19.4
Compensation and benefits	414,049	352,360	61,689	17.5	787,576	660,082	127,494	19.3
General and administrative	82,967	81,608	1,359	1.7	158,834	133,307	25,527	19.1
Net income	118,038	83,817	34,221	40.8	158,715	120,274	38,441	32.0
Compensation and benefits expense ratio (1)	59.5%	60.2%			63.1%	63.3%
General and administrative expense ratio (2)	11.9%	13.9%			12.7%	12.8%
Net income margin (3)	17.0%	14.3%			12.7%	11.5%
Earnings per share (4)	$0.38	$0.27			$0.52	$0.39
Diluted earnings per share (4)	$0.37	$0.26			$0.49	$0.37
Non-GAAP financial measures*
Organic revenue growth rate	14.2%	16.3%			14.0%	15.1%
Adjusted compensation and benefits expense	$383,960	$329,641	$54,319	16.5%	$713,982	$615,526	$98,456	16.0%
Adjusted compensation and benefits expense ratio	55.2%	56.3%			57.2%	59.0%
Adjusted general and administrative expense	$63,790	$61,347	$2,443	4.0%	$128,592	$108,046	$20,546	19.0%
Adjusted general and administrative expense ratio	9.2%	10.5%			10.3%	10.4%
Adjusted EBITDAC	$247,691	$194,161	$53,530	27.6%	$404,913	$319,176	$85,737	26.9%
Adjusted EBITDAC margin	35.6%	33.2%			32.5%	30.6%
Adjusted net income	$160,554	$123,727	$36,827	29.8%	$255,971	$195,512	$60,459	30.9%
Adjusted net income margin	23.1%	21.1%			20.5%	18.7%
Adjusted diluted earnings per share	$0.58	$0.45			$0.93	$0.72

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

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

Total Revenue

Total revenue increased by $110.3 million, or 18.8%, from $585.1 million to $695.4 million for the three months ended June 30, 2024 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$80.5 million, or 13.7%, of the period-over-period change in Total revenue was due to organic revenue growth. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. Growth in the quarter was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the E&S market.
•
$25.7 million, or 4.4%, of the period-over-period change in Total revenue was due to the acquisitions of Socius, Point6, ACE, AccuRisk, and Castel, all of which were completed within twelve months of June 30, 2024;
•
$3.1 million, or 0.5%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates and a rise in fiduciary balances compared to the prior year; and
•
$1.0 million, or 0.2%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Three Months Ended June 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$444,129	65.3%	$381,616	66.6%	$62,513	16.4%
Binding Authorities	80,630	11.8	69,775	12.2	10,855	15.6
Underwriting Management	155,489	22.9	121,629	21.2	33,860	27.8
Total net commissions and fees	$680,248		$573,020		$107,228	18.7%

Wholesale Brokerage net commissions and fees increased by $62.5 million, or 16.4%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Socius acquisition.

Binding Authority net commissions and fees increased by $10.9 million, or 15.6%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

Underwriting Management net commissions and fees increased by $33.9 million, or 27.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the ACE, Point6, AccuRisk, and Castel acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended June 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$656,938	96.6%	$557,648	97.3%	$99,290	17.8%
Supplemental and contingent commissions	8,927	1.3	7,965	1.4	962	12.1
Loss mitigation and other fees	14,383	2.1	7,407	1.3	6,976	94.2
Total net commissions and fees	$680,248		$573,020		$107,228	18.7%

Net commissions and policy fees grew 17.8%, in line with the overall net commissions and fee revenue growth of 18.7%, for the three months ended June 30, 2024 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 12.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees increased 94.2% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $61.6 million, or 17.5%, from $352.4 million to $414.0 million for the three months ended June 30, 2024 compared to the same period in 2023. The following were the principal drivers of this increase:

•
Commissions increased $25.5 million, or 14.1%, period-over-period, driven by the 18.7% increase in Net commissions and fees;
•
An increase of $2.7 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program;
•
An increase of $2.7 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions;
•
An increase of $2.2 million was driven by equity compensation expense driven by recent grants; and
•
The remaining increase of $28.5 million was driven by (i) the addition of 467 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,589 full-time employees as of June 30, 2024 from 4,122 as of June 30, 2023.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 0.7% from 60.2% to 59.5% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $1.4 million, or 1.7%, from $81.6 million to $83.0 million for the three months ended June 30, 2024 as compared to the same period in the prior year. The following were the principal drivers of this increase:

•
$10.7 million of increased acquisition-related expense associated with recent and prospective acquisitions; and
•
$2.5 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.
•
These increases were partially offset by an $11.8 million decline in Restructuring and related expense associated with ACCELERATE 2025.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 2.0% from 13.9% to 11.9% period-over-period.

Amortization

Amortization expense increased by $6.1 million, or 25.3%, from $24.4 million to $30.5 million for the three months ended June 30, 2024 compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $178.9 million when comparing the balance as of June 30, 2024 to the balance as of June 30, 2023.

Interest Expense, Net

Interest expense, net increased $2.2 million, or 7.8%, from $28.9 million to $31.1 million for the three months ended June 30, 2024 compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended June 30, 2024 was a decrease in interest income generated by lower Cash and cash equivalents balances in the current period. Recent acquisition activity was funded by operating cash flow and cash from the balance sheet. For the three months ended June, 2024, the reduction to Interest expense, net related to our interest rate cap was $4.8 million. For the three months ended June 30, 2024 and 2023, the reduction to Interest expense, net related to interest income earned on operating cash balances was $5.3 million and $8.6 million, respectively.

Other Non-Operating Loss (Income)

Other non-operating loss (income) increased by $0.1 million to a loss of $0.2 million for the three months ended June 30, 2024 as compared to a loss of $0.1 million in the same period in the prior year. For the three months ended June 30, 2024, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the three months ended June 30, 2023, Other non-operating income included $0.2 million of TRA contractual interest and related charges offset by $0.1 million of sublease income.

Income Before Income Taxes

Income before income taxes increased $41.2 million from $95.5 million to $136.7 million for the three months ended June 30, 2024 compared to the same period in the prior year as a result of the factors described above.

Income Tax Expense

Income tax expense increased $7.0 million from $11.7 million to $18.7 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily as a result of an increase in income allocated to Ryan Specialty Holdings, Inc.

Net Income

Net income increased $34.2 million from $83.8 million to $118.0 million for the three months ended June 30, 2024 compared to the same period in the prior year as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

Total Revenue

Total revenue increased by $204.8 million, or 19.6%, from $1,042.7 million to $1,247.5 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The following were the principal drivers of the increase:

•
$139.1 million, or 13.3%, of the period-over-period change in Total revenue was due to organic revenue growth. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. Growth in the quarter was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the E&S market;
•
$54.3 million, or 5.2%, of the period-over-period change in Total revenue was due to the acquisitions of Socius, Point6, ACE, AccuRisk, and Castel, all of which were completed within twelve months of June 30, 2024;
•
$7.2 million, or 0.7%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates and a rise in fiduciary balances compared to the prior year; and

•
$4.2 million, or 0.4%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on our Net commissions and fees.

	Six Months Ended June 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$767,574	63.0%	$667,466	65.4%	$100,108	15.0%
Binding Authorities	169,265	13.9	$139,301	13.7	29,964	21.5
Underwriting Management	281,296	23.1	$213,766	20.9	67,530	31.6
Total Net commissions and fees	$1,218,135		$1,020,533		$197,602	19.4%

Wholesale Brokerage net commissions and fees increased by $100.1 million, or 15.0% period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Socius acquisition.

Binding Authority net commissions and fees increased by $30.0 million, or 21.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.

Underwriting Management net commissions and fees increased by $67.5 million, or 31.6%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the ACE, Point6, AccuRisk. and Castel acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Six Months Ended June 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$1,151,442	94.5%	$970,797	95.1%	$180,645	18.6%
Supplemental and contingent commissions	38,200	3.1	34,296	3.4	3,904	11.4
Loss mitigation and other fees	28,492	2.4	15,440	1.5	13,052	84.5
Total net commissions and fees	$1,218,135		$1,020,533		$197,602	19.4%

Net commissions and policy fees grew 18.6%, in line with the overall net commissions and fee revenue growth of 19.4% for the six months ended June 30, 2024 as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-over-period.

Supplemental and contingent commissions increased 11.4% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.

Loss mitigation and other fees increased 84.5% period-over-period primarily due to captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.

Expenses

Compensation and Benefits

Compensation and benefits expense increased by $127.5 million, or 19.3%, from $660.1 million to $787.6 million for the six months ended June 30, 2024 compared to the same period in 2023. The following were the principal drivers of this increase:

•
Commissions increased $51.8 million, or 16.4%, period-over-period, driven by the 19.4% increase in Net commissions and fees;
•
An increase of $28.2 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program; and

•
The remaining increase of $47.5 million was driven by (i) the addition of 467 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,589 full-time employees as of June 30, 2024 from 4,122 as of June 30, 2023.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 0.2% from 63.3% to 63.1% period-over-period.

In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative

General and administrative expense increased by $25.5 million, or 19.1%, from $133.3 million to $158.8 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The following were the principal drivers of this increase:

•
$20.5 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.
•
$16.0 million of increased acquisition-related expense associated with recent and prospective acquisitions; and
•
These increases were partially offset by an $11.0 million decline in Restructuring and related expense associated with ACCELERATE 2025.

The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 0.1% from 12.8% to 12.7% period-over-period.

Amortization

Amortization expense increased by $9.0 million, or 18.1%, from $49.6 million to $58.5 million for the six months ended June 30, 2024 compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $178.9 million when comparing the balance as of June 30, 2024 to the balance as of June 30, 2023.

Interest Expense, Net

Interest expense, net increased $2.2 million, or 3.7%, from $58.3 million to $60.5 million for the six months ended June 30, 2024 compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the six months ended June 30, 2024 was a decrease in interest income generated by lower Cash and cash equivalents balances in the current period. Recent acquisition activity was funded by operating cash flow and cash from the balance sheet. For the six months ended June, 2024, the reduction to Interest expense, net related to our interest rate cap was $9.6 million. For the six months ended June 30, 2024 and 2023, the reduction to Interest expense, net related to interest income earned on operating cash balances was $13.4 million and $15.9 million, respectively.

Other Non-Operating Loss (Income)

Other non-operating loss (income) increased by $2.0 million to a loss of $2.0 million for the six months ended June 30, 2024 as compared to de minimis income in the same period in the prior year. For the six months ended June 30, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing and $0.4 million of TRA contractual interest and related charges offset by $0.3 million of sublease income. For the six months ended June 30, 2023, Other non-operating income included sublease income offset by TRA contractual interest and related charges.

Income Before Income Taxes

Income before income taxes increased $45.6 million from $138.2 million to $183.8 million for the six months ended June 30, 2024 compared to the same period in the prior year as a result of the factors described above.

Income Tax Expense

Income tax expense increased $7.2 million from $17.9 million to $25.1 million for the six months ended June 30, 2024 compared to the same period in the prior year primarily as a result of an increase in income allocated to Ryan Specialty Holdings, Inc.

Net Income

Net income increased $38.4 million from $120.3 million to $158.7 million for the six months ended June 30, 2024 compared to the same period in the prior year as a result of the factors described above.

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

Organic Revenue Growth Rate

Organic Revenue Growth Rate is defined as the percentage change in Net commissions and fees, as compared to the same period for the prior year, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, and other items such as contingent commissions and the impact of changes in foreign exchange rates.

For the avoidance of doubt, prior period references in the tables below represent the same period in the prior year. A reconciliation of Organic revenue growth rate to Net commissions and fees growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Current period Net commissions and fees revenue	$680,248	$573,020	$1,218,135	$1,020,533
Less: Current period contingent commissions	(5,396)	(4,502)	(29,899)	(26,136)
Net Commissions and fees revenue excluding contingent commissions	$674,852	$568,518	$1,188,236	$994,396

Prior period Net commissions and fees revenue	$573,020	$490,227	$1,020,533	$876,908
Less: Prior year contingent commissions	(4,502)	(6,730)	(26,136)	(21,939)
Prior period Net commissions and fees revenue excluding contingent commissions	$568,518	$483,498	$994,396	$854,970

Change in Net commissions and fees revenue excluding contingent commissions	$106,334	$85,021	$193,840	$139,427
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(25,735)	(6,053)	(54,274)	(11,486)
Impact of change in foreign exchange rates	(64)	13	(426)	852
Organic revenue growth (Non-GAAP)	$80,535	$78,981	$139,140	$128,793

Net commissions and fees revenue growth rate (GAAP)	18.7%	16.9%	19.4%	16.4%
Less: Impact of contingent commissions (1)	—	0.7	0.1	(0.1)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	18.7%	17.6%	19.5%	16.3%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(4.5)	(1.3)	(5.5)	(1.3)
Impact of change in foreign exchange rates (4)	—	—	—	0.1
Organic Revenue Growth Rate (Non-GAAP)	14.2%	16.3%	14.0%	15.1%

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

A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$695,441	$585,149	$1,247,487	$1,042,748
Compensation and benefits expense	$414,049	$352,360	$787,576	$660,082
Acquisition-related expense	(1,160)	(769)	(1,386)	(1,785)
Acquisition related long-term incentive compensation	(2,891)	(574)	(1,264)	(1,152)
Restructuring and related expense	(3,799)	(1,139)	(29,983)	(1,869)
Amortization and expense related to discontinued prepaid incentives	(1,344)	(1,588)	(2,756)	(3,222)
Equity-based compensation	(12,756)	(8,191)	(22,271)	(14,826)
Initial public offering related expense	(8,139)	(10,458)	(15,934)	(21,702)
Adjusted compensation and benefits expense (1)	$383,960	$329,641	$713,982	$615,526
Compensation and benefits expense ratio	59.5%	60.2%	63.1%	63.3%
Adjusted compensation and benefits expense ratio	55.2%	56.3%	57.2%	59.0%

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

A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$695,441	$585,149	$1,247,487	$1,042,748
General and administrative expense	$82,967	$81,608	$158,834	$133,307
Acquisition-related expense	(15,008)	(4,232)	(23,219)	(6,406)
Restructuring and related expense	(4,169)	(16,029)	(7,023)	(18,855)
Adjusted general and administrative expense (1)	$63,790	$61,347	$128,592	$108,046
General and administrative expense ratio	11.9%	13.9%	12.7%	12.8%
Adjusted general and administrative expense ratio	9.2%	10.5%	10.3%	10.4%

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

Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. In 2024, Acquisition-related expense includes a $2.0 million charge for the three months ended June 30, 2024 and a $4.5 million charge for the six months ended June 30, 2024 related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from changes to long-term incentive plans associated with acquisitions. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. Amortization and expense consists of charges related to discontinued prepaid incentive programs. For the three months ended June 30, 2024, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the three months ended June 30, 2023, Other non-operating income included $0.2 million of TRA contractual interest and related charges offset by $0.1 million of sublease income. For the six months ended June 30, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing and $0.4 million of TRA contractual interest and related charges offset by $0.3 million of sublease income. For the six months ended June 30, 2023, Other non-operating income included sublease income offset by TRA contractual interest and related charges. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.

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

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$695,441	$585,149	$1,247,487	$1,042,748
Net income	$118,038	$83,817	$158,715	$120,274
Interest expense, net	31,128	28,881	60,528	58,349
Income tax expense	18,691	11,650	25,117	17,945
Depreciation	2,273	2,177	4,353	4,369
Amortization	30,541	24,368	58,529	49,553
Change in contingent consideration	1,243	1,796	1,178	2,510
EBITDAC	$201,914	$152,689	$308,420	$253,000
Acquisition-related expense	16,168	5,001	24,605	8,191
Acquisition related long-term incentive compensation	2,891	574	1,264	1,152
Restructuring and related expense	7,968	17,168	37,006	20,724
Amortization and expense related to discontinued prepaid incentives	1,344	1,588	2,756	3,222
Other non-operating loss (income)	233	108	1,985	(30)
Equity-based compensation	12,756	8,191	22,271	14,826
IPO related expenses	8,139	10,458	15,934	21,702
(Income) from equity method investments in related party	(3,722)	(1,616)	(9,328)	(3,611)
Adjusted EBITDAC	$247,691	$194,161	$404,913	$319,176
Net income margin	17.0%	14.3%	12.7%	11.5%
Adjusted EBITDAC margin	35.6%	33.2%	32.5%	30.6%

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

A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$695,441	$585,149	$1,247,487	$1,042,748
Net income	$118,038	$83,817	$158,715	$120,274
Income tax expense	18,691	11,650	25,117	17,945
Amortization	30,541	24,368	58,529	49,553
Amortization of deferred debt issuance costs (1)	3,027	3,041	6,436	6,080
Change in contingent consideration	1,243	1,796	1,178	2,510
Acquisition-related expense	16,168	5,001	24,605	8,191
Acquisition related long-term incentive compensation	2,891	574	1,264	1,152
Restructuring and related expense	7,968	17,168	37,006	20,724
Amortization and expense related to discontinued prepaid incentives	1,344	1,588	2,756	3,222
Other non-operating loss (income)	233	108	1,985	(30)
Equity-based compensation	12,756	8,191	22,271	14,826
IPO related expenses	8,139	10,458	15,934	21,702
(Income) from equity method investments in related party	(3,722)	(1,616)	(9,328)	(3,611)
Adjusted income before income taxes (2)	$217,317	$166,144	$346,468	$262,538
Adjusted income tax expense (3)	(56,763)	(42,417)	(90,497)	(67,026)
Adjusted net income	$160,554	$123,727	$255,971	$195,512
Net income margin	17.0%	14.3%	12.7%	11.5%
Adjusted net income margin	23.1%	21.1%	20.5%	18.7%

(1) Interest expense, net includes amortization of deferred debt issuance costs.

(2) Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”

(3) The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and six months ended June 30, 2024, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the three and six months ended June 30, 2023, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.

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

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share of Class A common stock – diluted	$0.37	$0.26	$0.49	$0.37
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.20)	(0.02)	(0.26)	(0.02)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.27	0.07	0.36	0.10
Plus: Adjustments to Adjusted net income (3)	0.15	0.15	0.36	0.28
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	(0.02)	(0.01)
Adjusted diluted earnings per share	$0.58	$0.45	$0.93	$0.72

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	271,219	123,846	270,570	123,685
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	143,835	—	143,627
Plus: Dilutive impact of unvested equity awards (4)	4,446	4,252	4,821	4,546
Adjusted diluted earnings per share diluted share count	275,665	271,933	275,391	271,857

(1) Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended June 30, 2024 and 2023, this removes $52.2 million and $2.0 million of Net income, respectively, on 271.2 million and 123.8 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2024 and 2023, this removes $69.9 million and $3.0 million of Net income, respectively, on 270.6 million and 123.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(2) For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC Common Units (together with shares of Class B common stock) and vested Class C Incentive units were exchanged for shares of Class A common stock. For the three months ended June 30, 2024 and 2023, this includes $71.3 million and $53.7 million of Net income, respectively, on 271.2 million and 267.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2024 and 2023, this includes $95.4 million and $77.0 million of Net income, respectively, on 270.6 million and 267.3 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended June 30, 2023, 143.8 million weighted average outstanding LLC Common Units were considered dilutive and included in the 267.7 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. For the six months ended June 30, 2023, 143.6 million weighted average outstanding LLC Common Units were considered dilutive and included in the 267.3 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.

(3) Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 271.2 million and 267.7 million Weighted-average shares of Class A common stock outstanding - diluted for the three months ended June 30, 2024 and 2023, respectively, and on 270.6 million and 267.3 million Weighted-average shares of Class A common stock outstanding- diluted for the six months ended June 30, 2024 and 2023, respectively.

(4) For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended June 30, 2024 and 2023, 4.4 million and 4.3 million shares were added to the calculation, respectively. For the six months ended June 30, 2024 and 2023, 4.8 million and 4.5 million shares were added to the calculation, respectively.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,131.7 million and $987.1 million as of June 30, 2024 and 2023, respectively, and fiduciary receivables of $2,919.4 million and $2,340.6 million as of June 30, 2024 and 2023, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $612.4 million of Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2024, $128.6 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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

As of June 30, 2024, the interest rate on the Term Loan was 2.75% plus Adjusted Term SOFR, subject to a 75 basis point floor.

As of June 30, 2024, we were in compliance with all of the covenants under our Credit Agreement and there were no events of default for the six months ended June 30, 2024.

On July 30, 2024, the Company entered into an amendment to the Credit Agreement, which provided for an increase in the borrowing capacity of the Revolving Credit Facility from $600.0 million to $1,400.0 million. The amendment also extended the maturity date of the Revolving Credit Facility to July 30, 2029, and reduced the applicable interest rate from Adjusted Term SOFR + up to 3.00% to Adjusted Term SOFR + up to 2.50%.

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

Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of June 30, 2024 will be $366.9 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	5,415	504	1,772	7,691
Accrued interest	—	—	290	290
Balance at June 30, 2024	$200,083	$86,318	$80,478	$366,879

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of June 30, 2024 were $431.6 million consisting of (i) Exchange Tax Attributes of $235.4 million, (ii) Pre-IPO M&A Tax Attributes of $101.6 million, and (iii) TRA Payment Tax Attributes of $94.7 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Six Months Ended June 30, 2024 and 2023

Cash and cash equivalents decreased $353.6 million from $966.0 million at June 30, 2023 to $612.4 million at June 30, 2024. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:

Cash Flows From Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2024 were $154.3 million, an increase of $9.5 million compared to the six months ended June 30, 2023. This increase in cash flows provided by operating activities was driven by an increase in Net income of $38.4 million and an increase of $9.0 million in Amortization offset by the change in Other current and non-current assets and Other current and non-current accrued liabilities of $27.5 million and change in Commissions and fees receivable - net of $12.1 million. The change in Other current and non-current accrued liabilities was primarily driven by an increase in brokerage overrides due to timing of the payments and acquisition contingent consideration, offset by increased producer commission and other bonus payments in the first quarter of 2024 compared to the first quarter of 2023 related to growth in the business. The change in Commissions and fees receivable - net was primarily driven by growth in the business.

Cash Flows From Investing Activities

Cash flows used for investing activities during the six months ended June 30, 2024 were $236.7 million, an increase of $127.4 million compared to the $109.3 million of cash flows used for investing activities during the six months ended June 30, 2023. The main driver of the cash flows used for investing activities in the six months ended June 30, 2024 was $214.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $22.6 million of Capital expenditures, compared to $103.9 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $5.4 million of Capital expenditures for the six months ended June 30, 2023.

Cash Flows From Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2024 were $72.2 million, a decrease of $78.6 million compared to cash flows provided by financing activities of $150.8 million during the six months ended June 30, 2023. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2024 were Net change in fiduciary liabilities of $191.4 million offset by Dividends paid to Class A common shareholders of $53.0 million, Tax distributions to non-controlling LLC Unitholders of $44.6 million, Distributions to non-controlling LLC Unitholders of $11.3 million, Repayment of term debt of $8.3 million, and Payment of accrued return on Ryan Re preferred units of $2.0 million. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2023 were the Net change in fiduciary liabilities of $198.1 million offset by Tax distributions to non-controlling LLC Unitholders of $34.5 million, Repayment of term debt of $8.3 million, and the Payment of contingent consideration of $4.5 million.

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

Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of June 30, 2024, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	June 30, 2024
Current accrued compensation	$4,474
Non-current accrued compensation	31,127
Total liability	$35,601
Projected future expense	25,384
Total projected future cash outflows	$60,985

Projected Future Cash Outflows
(in thousands)
2024	$3,415
2025	5,463
2026	24,460
2027	17,251
Thereafter	$10,396

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of June 30, 2024, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	June 30, 2024
Current accounts payable and accrued liabilities	$41,913
Other non-current liabilities	3,058
Total liability	$44,971
Projected future expense	2,956
Total projected future cash outflows	$47,927

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	44,445
2026	3,482
2027	—
Thereafter	$—

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

Foreign Currency Risk

For the six months ended June 30, 2024, approximately 4% of revenues were generated from activities in the United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.

Interest Rate Risk and Credit Risk

Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes. Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.

As of June 30, 2024, we had $1,588.1 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.75% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of June 30, 2024 and December 31, 2023, as determined based upon information available.

On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company's Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of June 30, 2024, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at June 30, 2024	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$612,437	$(6,124)	$6,124
Term Loan principal outstanding (1)	1,588,100	15,881	$(15,881)
Interest rate cap notional amount (2)	1,000,000	(10,000)	$10,000
Net exposure to Interest expense, net		(243)	243

Cash and cash equivalents held in a fiduciary capacity	1,131,666	11,317	$(11,317)
Net exposure to Fiduciary investment income		$11,317	$(11,317)

Impact to Net income		11,560	(11,560)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Sale of Unregistered Securities

In connection with the acquisition of Castel Underwriting Agencies Limited, the Company issued 43,946 shares of the Company’s Class A common stock on May 1, 2024, to the owners of the acquired business at a price of $49.82 per share. The issuance was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) set forth in Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.10	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).
10.11	Ryan Specialty Holdings, Inc., Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).
10.12	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 28, 2024).
10.13	Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (PSI Units), (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 28, 2024).

10.14	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted Stock Unit Agreement (DELTA PSUS), (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on May 30, 2024).
10.15

Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted LLC Unit Agreement (DELTA PLUS), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

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

10.18

First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty, LLC, dated as of April 30, 2024, by and among New Ryan Specialty, LLC, and the other signatories party thereto, filed herewith.

10.19	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).
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

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: August 1, 2024	By:	/s/ Jeremiah R. Bickham
Jeremiah R. Bickham
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)