Form 10-Q
period 2024-09-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2024-10-31
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _________to
Commission File Number: 001-40645
____________
RYAN SPECIALTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 N. Wacker Drive, Suite 4000
Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 784-6001
(Registrant’s telephone number, including area code)
____________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On October 28, 2024, the Registrant had 261,841,819 shares of common stock outstanding, consisting of 125,171,615 shares of Class A common stock,
$0.001 par value, and 136,670,204 shares of Class B common stock, $0.001 par value.

Ryan Specialty Holdings, Inc.
i
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
•our failure to successfully execute our succession plan for Patrick G. Ryan or other members of our senior management team or to recruit and retain revenue producers;
•the impact of breaches in security that cause significant system or network disruption or business interruption;
•the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties, or as a result of cyberattacks;
•the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients, or the failure to develop new insurance carrier and client relationships;
•errors in, or ineffectiveness of, our underwriting models and the risks presented to our reputation and relationships with insurance carriers, retail brokers, and agents;
•failure to maintain, protect, and enhance our brand or prevent damage to our reputation;
•unsatisfactory evaluation of potential acquisitions, the integration of acquired businesses, and/or introduction of new products, lines of business, and markets;
•our inability to successfully recover upon experiencing a disaster or other interruption in business continuity;
•the impact of third parties that perform key functions of our business operations acting in ways that harm our business;
•the cyclicality of, and the economic conditions in, the markets in which we operate and conditions that result in reduced insurer capacity or a migration of business away from the E&S market and into the Admitted market;
•a reduction in insurer capacity to adequately and appropriately underwrite risk and provide coverage;
•our international operations expose us to various international risks, including required compliance with legal and regulatory obligations, that are different, and at times more burdensome, than those set forth in the United States;
•changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income;
•failure to maintain the valuable aspects of our Company’s culture;
•significant competitive pressures in each of our businesses;
•decreases in premiums or commission rates set by insurers, or actions by insurers seeking repayment of commissions;
•decrease in the amount of supplemental or contingent commissions we receive;
•our inability to collect our receivables;
•disintermediation within the insurance industry and shifts away from traditional insurance markets;
•changes in the mode of compensation in the insurance industry;
•impairment of goodwill and intangibles;
•the impact on our operations and financial condition from the effects of a pandemic or the outbreak of a contagious disease and resulting governmental and societal responses;
ii
•the inability to maintain rapid growth and generate sufficient revenue to maintain profitability;
•the loss of clients or business as a result of consolidation within the retail insurance brokerage industry;
•the impact if our MGA or MGU programs are terminated or changed;
•the inability to achieve the intended results of our previously announced restructuring program;
•significant investment in our growth strategy and whether expectation of internal efficiencies are realized;
•our ability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients or the failure of technology and automated systems to function or perform as expected;
•the unavailability or inaccuracy of our clients’ and third parties’ data for pricing and underwriting insurance policies;
•the competitiveness and cyclicality of the reinsurance industry;
•the occurrence of natural or man-made disasters;
•the economic and political conditions of the countries and regions in which we operate;
•the challenges with properly assessing, and managing the adoption and use of, artificial intelligence technologies;
•the failure or take-over by the FDIC of one of the financial institutions that we use;
•our inability to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices;
•our international operations expose us to various international risks, including exchange rate fluctuations;
•the impact of governmental regulations, legal proceedings, and governmental inquiries related to our business;
•being subject to E&O claims as well as other contingencies and legal proceedings;
•our handling of client funds and surplus lines taxes that exposes us to complex fiduciary regulations;
•the impact of infringement, misappropriation, or dilution of our intellectual property;
•the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
•changes in tax laws or regulations;
•decreased commission revenues due to proposed tort reform legislation;
•the impact of regulations affecting insurance carriers;
•our outstanding debt potentially adversely affecting our financial flexibility and subjecting us to restrictions and limitations that could significantly affect our ability to operate;
•not being able to generate sufficient cash flow to service all of our indebtedness and being forced to take other actions to satisfy our obligations under such indebtedness;
•being affected by further changes in the U.S. based credit markets;
•changes in our credit ratings;
•risks related to the payments required by our Tax Receivable Agreement;
•risks relating to our organizational structure that could result in conflicts of interests between the LLC
Unitholders, the Ryan Parties, and the holders of our Class A common stock; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K and our
Quarterly Reports on Form 10-Q.
We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All written and oral forward-looking
iii
statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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
•“2030 Senior Secured Notes”: The 4.375% senior secured notes due 2030 issued on February 3, 2022.
•“2032 Senior Secured Notes”: The 5.875% senior secured notes due 2032 issued on September 19, 2024.
•“we,” “us,” “our,” the “Company,” “Ryan Specialty,” and similar references refer: (i) Following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including the LLC, and (ii) prior to the completion of the Organizational Transactions, including our IPO, to the LLC and, unless otherwise stated, all of its subsidiaries.
•“Adjusted Term SOFR”: Prior to January 19, 2024, the interest rate per annum based on the Secured Overnight
Financing Rate (“SOFR”) plus a Credit Spread Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively, subject to a 75 basis point floor. After
January 19, 2024, the interest rate per annum no longer includes the Credit Spread Adjustment. After September 13,
2024, the 75 basis point floor was reduced to 0.
•“Admitted”: The insurance market comprising insurance carriers licensed to write business on an “admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform.
•“Binding Authority”: Our Binding Authority receives submissions for insurance directly from retail brokers, evaluates price and makes underwriting decisions regarding these submissions based on narrowly prescribed guidelines provided by carriers, and binds and issues policies on behalf of insurance carriers who retain the insurance underwriting risk.
•“Board” or “Board of Directors”: The board of directors of Ryan Specialty.
•“Class C Incentive Units”: Class C common incentive units, initially of the LLC on and prior to September 30, 2021, and then subsequently of New LLC, that are subject to vesting and will be exchangeable into LLC Common Units.
•“Credit Agreement”: The credit agreement, as amended, dated September 1, 2020, among Ryan Specialty, LLC and
JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
•“Credit Facility”: The Term Loan and the Revolving Credit Facility.
•“E&O”: Errors and omissions.
iv
•“E&S”: Excess and surplus lines. In this insurance market, carriers are licensed on a “non-admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates than does the
Admitted market.
•“Exchange Act”: Securities Exchange Act of 1934, as amended.
•“IPO”: Initial public offering.
•“LLC”: Ryan Specialty, LLC, together with its parent New LLC, and their subsidiaries.
•“LLC Common Units”: Non-voting common interest units initially of the LLC on and prior to September 30, 2021, and then subsequently of New LLC or LLC, as the context requires.
•“LLC Operating Agreement”: The Seventh Amended and Restated Limited Liability Company Agreement of the
LLC.
•“LLC Units”: Class A common units and Class B common units of the LLC prior to the Organizational Transactions.
•“LLC Unitholders”: Holders of the LLC Units or the LLC Common Units, as the context requires.
•“MGA”: Managing general agent.
•“MGU”: Managing general underwriter.
•“New LLC”: New Ryan Specialty, LLC is a Delaware limited liability company and a direct subsidiary of Ryan
Specialty Holdings, Inc.
•“New LLC Operating Agreement”: The Amended and Restated Limited Liability Company Agreement of New LLC.
•“Onex”: Onex Corporation and its affiliates, a holder of LLC Units and Class B preferred units of the LLC held prior to the Organizational Transactions, and one of our shareholders following the Organizational Transactions.
•“Organizational Transactions”: The series of organizational transactions completed by the Company in connection with the IPO, as described in the Form 10-K filed with the SEC on March 16, 2022.
•“Revolving Credit Facility”: Prior to July 30, 2024, the $600 million revolving credit facility under the Company’s
Credit Agreement. After July 30, 2024, the $1,400 million revolving credit facility under the Company’s Credit
Agreement.
•“Ryan Parties”: Patrick G. Ryan and certain members of his family and various entities and trusts over which Patrick
G. Ryan and his family exercise control.
•“SEC”: The Securities and Exchange Commission.
•“Senior Secured Notes”: The 2030 Senior Secured Notes and the 2032 Senior Secured Notes.
•“Specialty”: One of the three Ryan Specialty primary distribution channels, which includes Wholesale Brokerage,
Binding Authority, and Underwriting Management.
•“Stock Option”: A non-qualified stock option award that gives the grantee the option to buy a specified number of shares of Class A common stock at the grant date price.
•“Tax Receivable Agreement” or “TRA”: The tax receivable agreement entered into in connection with the IPO.
•“Term Loan”: Prior to September 13, 2024, the senior secured Term Loan B for $1.65 billion in principal amount under the Company’s Credit Agreement. After September 13, 2024, the senior secured Term Loan B for $1.70 billion in principal amount under the Company’s Credit Agreement.
•“U.S. GAAP”: Accounting principles generally accepted in the United States of America.
•“Underwriting Management”: Our Underwriting Management Specialty administers a number of MGUs, MGAs, and programs that offer commercial and personal insurance for specific product lines or industry classes.
Underwriters act with delegated underwriting authority based on varying degrees of prescribed guidelines as
v
provided by carriers, quoting, binding and issuing policies on behalf of Ryan Specialty’s carrier trading partners which retain the insurance underwriting risk.
•“Wholesale Brokerage”: Our Wholesale Brokerage Specialty distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines and workers’ compensation insurance products, as a broker between the carriers and retail brokerage firms.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Net commissions and fees	$588,129	$487,345	$1,806,264	$1,507,878
Fiduciary investment income	16,565	14,593	45,917	36,808
Total revenue	$604,694	$501,938	$1,852,181	$1,544,686
EXPENSES
Compensation and benefits	393,249	329,212	1,180,825	989,294
General and administrative	88,684	69,288	247,518	202,595
Amortization	39,182	29,572	97,711	79,125
Depreciation	2,467	2,201	6,820	6,570
Change in contingent consideration	(365)	1,848	813	4,358
Total operating expenses	$523,217	$432,121	$1,533,687	$1,281,942
OPERATING INCOME	$81,477	$69,817	$318,494	$262,744
Interest expense, net	49,388	31,491	109,916	89,840
(Income) from equity method investment in related party	(4,182)	(2,271)	(13,510)	(5,882)
Other non-operating loss	16,590	67	18,575	37
INCOME BEFORE INCOME TAXES	$19,681	$40,530	$203,513	$178,749
Income tax expense (benefit)	(8,962)	24,827	16,155	42,772
NET INCOME	$28,643	$15,703	$187,358	$135,977
Net income attributable to non-controlling interests, net of tax	11,054	20,750	106,447	97,786
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$17,589	$(5,047)	$80,911	$38,191
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.15	$(0.04)	$0.67	$0.34
Diluted	$0.09	$(0.04)	$0.59	$0.34
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	121,915,952	115,872,327	119,383,234	113,291,850
Diluted	272,686,269	115,872,327	271,283,392	124,883,523
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$28,643	$15,703	$187,358	$135,977
Net income attributable to non-controlling interests, net of tax	11,054	20,750	106,447	97,786
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$17,589	$(5,047)	$80,911	$38,191
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap	(2,891)	2,760	2,853	7,628
(Gain) on interest rate cap reclassified to earnings	(2,441)	(2,215)	(7,011)	(5,518)
Foreign currency translation adjustments	6,658	(567)	7,177	(179)
Change in share of equity method investment in related party other comprehensive income (loss)	(149)	(267)	985	270
Total other comprehensive income (loss), net of tax	$1,177	$(289)	$4,004	$2,201
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$18,766	$(5,336)	$84,915	$40,392
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235,199	$838,790
Commissions and fees receivable – net	334,637	294,195
Fiduciary cash and receivables	3,357,047	3,131,660
Prepaid incentives – net	8,309	8,718
Other current assets	84,165	62,229
Total current assets	$4,019,357	$4,335,592
NON-CURRENT ASSETS
Goodwill	2,341,340	1,646,482
Customer relationships	1,283,489	572,416
Other intangible assets	69,167	38,254
Prepaid incentives – net	15,449	15,103
Equity method investment in related party	62,444	46,099
Property and equipment – net	45,703	42,427
Lease right-of-use assets	122,617	127,708
Deferred tax assets	486,432	383,816
Other non-current assets	32,505	39,312
Total non-current assets	$4,459,146	$2,911,617
TOTAL ASSETS	$8,478,503	$7,247,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$206,185	$136,340
Accrued compensation	325,120	419,560
Operating lease liabilities	21,489	21,369
Tax Receivable Agreement liabilities	22,721	—
Short-term debt and current portion of long-term debt	33,316	35,375
Fiduciary liabilities	3,357,047	3,131,660
Total current liabilities	$3,965,878	$3,744,304
NON-CURRENT LIABILITIES
Accrued compensation	52,261	24,917
Operating lease liabilities	148,487	154,457
Long-term debt	2,646,550	1,943,837
Tax Receivable Agreement liabilities	432,406	358,898
Deferred tax liabilities	21,162	55
Other non-current liabilities	110,227	41,097
Total non-current liabilities	$3,411,093	$2,523,261
TOTAL LIABILITIES	$7,376,971	$6,267,565
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 125,096,524 and 118,593,062 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	125	119
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 136,724,772 and 141,621,188 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	137	142
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at September 30, 2024 and December 31, 2023)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Additional paid-in capital	500,518	441,997
Retained earnings	124,973	114,420
Accumulated other comprehensive income	7,080	3,076
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$632,833	$559,754
Non-controlling interests	468,699	419,890
Total stockholders’ equity	$1,101,532	$979,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,478,503	$7,247,209
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,358	$135,977
Adjustments to reconcile net income to cash flows provided by operating activities:
(Income) from equity method investment in related party	(13,510)	(5,882)
Amortization	97,711	79,125
Depreciation	6,820	6,570
Prepaid and deferred compensation expense	25,220	8,882
Non-cash equity-based compensation	61,664	54,136
Amortization of deferred debt issuance costs	21,838	9,125
Amortization of interest rate cap premium	5,216	5,216
Deferred income tax expense (benefit)	(1,959)	11,745
Deferred income tax expense from reorganization	—	20,679
Loss on Tax Receivable Agreement	646	478
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	21,514	3,875
Accrued interest liability	2,260	(4,293)
Other current and non-current assets	(12,826)	10,935
Other current and non-current accrued liabilities	(146,724)	(86,233)
Total cash flows provided by operating activities	$255,228	$250,335
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(1,256,732)	(366,149)
Capital expenditures	(29,705)	(16,013)
Repayments of prepaid incentives	—	228
Total cash flows used in investing activities	$(1,286,437)	$(381,934)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Notes	595,200	—
Borrowings on Revolving Credit Facility	850,000	—
Repayments on Revolving Credit Facility	(850,000)	—
Debt issuance costs paid	(16,771)	—
Proceeds from term debt	107,625	—
Repayment of term debt	(8,250)	(12,375)
Payment of contingent consideration	—	(4,477)
Tax distributions to non-controlling LLC Unitholders	(65,833)	(52,633)
Receipt of taxes related to net share settlement of equity awards	26,502	7,786
Taxes paid related to net share settlement of equity awards	(18,516)	(7,091)
Dividends paid to Class A common shareholders	(66,507)	—
Distributions to non-controlling LLC Unitholders	(16,754)	—
Payment of accrued return on Ryan Re preferred units	(2,047)	—
Net change in fiduciary liabilities	90,700	36,832
Total cash flows provided by (used in) financing activities	$625,349	$(31,958)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	5,641	(828)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(400,219)	$(164,385)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,756,332	1,767,385
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,356,113	$1,603,000
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	235,199	754,370
Cash and cash equivalents held in a fiduciary capacity	1,120,914	848,630
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,356,113	$1,603,000
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753
Net income	—	—	—	—	—	46,787	—	71,251	118,038
Issuance of common stock	270,510	—	8,992	—	989	—	—	1,179	2,168
Exchange of LLC equity for common stock	331,150	—	(331,150)	—	598	—	—	(598)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(284)	(284)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(13,764)	—	—	(13,764)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,758)	(5,758)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	709	—	—	(201)	508
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,829)	(22,829)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	(376)	(564)	(940)
Loss on interest rate cap, net	—	—	—	—	—	—	(744)	(1,116)	(1,860)
Foreign currency translation adjustments	—	—	—	—	—	—	927	1,382	2,309
Equity-based compensation	—	—	—	—	16,378	—	—	4,517	20,895
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236
Net income	—	—	—	—	—	17,589	—	11,054	28,643
Issuance of common stock	1,123,824	1	32,262	—	3,307	—	—	3,670	6,978
Forfeiture of common stock	(1,883)	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	4,635,453	5	(4,471,561)	(5)	8,005	—	—	(8,005)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(14,176)	—	—	(14,176)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,622)	(5,622)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	8,131	—	—	—	8,131
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(21,952)	(21,952)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	(149)	(204)	(353)
Loss on interest rate cap, net	—	—	—	—	—	—	(5,332)	(7,397)	(12,729)
Foreign currency translation adjustments	—	—	—	—	—	—	6,658	9,259	15,917
Equity-based compensation	—	—	—	—	2,945	—	—	20,514	23,459
Balance at September 30, 2024	125,096,524	$125	136,724,772	$137	$500,518	$124,973	$7,080	$468,699	$1,101,532
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	13,160	—	23,297	36,457
Issuance of common stock	3,468	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	792,358	1	(792,358)	(1)	1,430	—	—	(1,430)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(395)	—	—	—	(395)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(15,382)	(15,382)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	214	370	584
Loss on interest rate cap, net	—	—	—	—	—	—	(2,251)	(3,889)	(6,140)
Foreign currency translation adjustments	—	—	—	—	—	—	285	498	783
Equity-based compensation	—	—	—	—	17,740	—	—	139	17,879
Balance at March 31, 2023	113,233,651	$113	146,421,917	$146	$436,898	$67,148	$4,283	$343,010	$851,598
Net income	—	—	—	—	—	30,078	—	53,739	83,817
Issuance of common stock	104,196	—	21,006	—	—	—	—	—	—
Exchange of LLC equity for common stock	1,871,084	2	(1,871,084)	(2)	3,474	—	—	(3,474)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	449	—	—	—	449
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(21,992)	(21,992)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	323	545	868
Gain on interest rate cap, net	—	—	—	—	—	—	3,816	6,434	10,250
Foreign currency translation adjustments	—	—	—	—	—	—	103	176	279
Equity-based compensation	—	—	—	—	12,104	—	—	6,545	18,649
Balance at June 30, 2023	115,208,931	$115	144,571,839	$144	$452,925	$97,226	$8,525	$384,983	$943,918
Net income (loss)	—	—	—	—	—	(5,047)	—	20,750	15,703
Issuance of common stock	426,647	—	41,446	—	2,694	—	—	—	2,694
Exchange of LLC equity for common stock	2,586,950	3	(2,586,950)	(3)	4,804	—	—	(4,804)	—
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(32,970)	—	—	13,136	(19,834)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(18,104)	(18,104)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(267)	(405)	(672)
Gain on interest rate cap, net	—	—	—	—	—	—	545	829	1,374
Foreign currency translation adjustments	—	—	—	—	(17)	—	(567)	(862)	(1,446)
Equity-based compensation	—	—	—	—	14,868	—	—	2,740	17,608
Balance at September 30, 2023	118,222,528	$118	142,026,335	$141	$442,304	$92,179	$8,236	$398,263	$941,241
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
September 30, 2024, the Company owned 47.8% of the outstanding LLC Common Units.
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2023, in the Company’s Annual Report on Form 10-K filed with the SEC on February 28,
2024.
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) — Improvements to Reportable
Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This
ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this
ASU on its consolidated financial statements and disclosures.
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
New Accounting Pronouncements Recently Adopted
In March 2024, the FASB issued ASU 2024-01 Compensation — Stock Compensation (Topic 718) — Scope Application of
Profits Interest and Similar Awards, which provides illustrative examples to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interests and similar awards should be accounted for in accordance with Topic 718. This ASU is effective for public companies for fiscal years beginning after December 15,
2024, but early adoption is permitted. The Company adopted this standard retrospectively on January 1, 2024, with no material impact to the consolidated financial statements or disclosures.
In March 2024, the FASB issued ASU 2024-02 Codification Improvements — Amendments to Remove References to the
Concept Statements, which removes references to various FASB Concepts Statements in order to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. This ASU is effective for public companies for fiscal years beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard prospectively on January 1, 2024, with no material impact to the consolidated financial statements or disclosures.
2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wholesale Brokerage	$346,666	$308,872	$1,114,240	$976,338
Binding Authority	76,497	69,245	245,762	208,547
Underwriting Management	164,966	109,228	446,262	322,993
Total Net commissions and fees	$588,129	$487,345	$1,806,264	$1,507,878

Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets.
The contract assets balance was $18.5 million and $13.4 million as of September 30, 2024 and December 31, 2023, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the
Consolidated Balance Sheets, was $11.2 million and $7.8 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, $0.5 million and $7.1 million, respectively, of the contract liabilities outstanding as of December 31, 2023, was recognized in revenue.
3.      Mergers and Acquisitions
2024 Acquisitions
On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited (“Castel”), a managing general underwriting platform headquartered in London, England, for cash consideration of $247.6 million, $2.2 million of
RYAN Class A common stock, and contingently returnable consideration of $4.9 million.
On August 30, 2024, the Company completed the acquisition of US Assure Insurance Services of Florida, Inc. (“US
Assure”), a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida, for cash consideration of $1,079.8 million and contingent consideration of $103.8 million.
On September 1, 2024, the Company completed the acquisition of certain assets of Greenhill Underwriting Insurance
Services, LLC (“Greenhill”), an MGU focused on the allied health industry headquartered in Houston, Texas, for cash consideration of $11.7 million.
On September 13, 2024, the Company completed the acquisition of the Property and Casualty (“P&C”) MGUs owned by
Ethos Specialty Insurance, LLC (“Ethos P&C”) for cash consideration of $44.0 million. Ethos P&C is composed of eight programs which underwrite on behalf of insurance carriers.
The $103.8 million of contingent consideration liabilities and $4.9 million of contingently returnable consideration established for the acquisitions that occurred during the nine months ended September 30, 2024, were measured at the estimated acquisition date fair value and were non-cash investing transactions. These arrangements are based on specified revenue or EBITDA targets over the next three fiscal years.
The following table summarizes the estimated fair value of the aggregate assets and liabilities acquired during the nine months ended September 30, 2024:

	Castel	US Assure	Greenhill	Ethos P&C	Total
Cash and cash equivalents	$10,294	$7,181	$314	$—	$17,789
Commissions and fees receivable – net	10,657	50,111	46	—	60,814
Fiduciary cash and receivables	119,333	122,136	3,222	—	244,691
Goodwill[2]	190,602	457,847	7,268	24,246	679,963
Customer relationships[1]	97,820	670,300	4,158	21,100	793,378
Other intangible assets	875	9,900	—	—	10,775
Lease right-of-use assets	1,269	2,256	—	—	3,525
Other current and non-current assets	1,277	606	—	—	1,883
Total assets acquired	$432,127	$1,320,337	$15,008	$45,346	$1,812,818
Accounts payable and accrued liabilities	1,138	9,284	—	—	10,422
Accrued compensation	43,538	3,084	49	1,371	48,042
Fiduciary liabilities	119,433	122,136	3,222	—	244,791
Operating lease liabilities	1,269	2,256	—	—	3,525
Deferred tax liabilities[2]	21,816	—	—	—	21,816
Total liabilities assumed	$187,194	$136,760	$3,271	$1,371	$328,596
Net assets acquired	$244,933	$1,183,577	$11,737	$43,975	$1,484,222

1 The acquired customer relationships have a weighted average amortization period of 13.8 years.
2 Includes a correction of an error to the purchase price allocation for the Castel acquisition, which resulted in an increase to Deferred tax liabilities and Goodwill of $24.6 million. The table above shows the deferred tax liabilities net of deferred tax assets of $2.8 million.
Estimated tax deductible goodwill of $545.6 million was generated as a result of the acquisitions above. The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for the acquisitions above of $5.3 million and $11.4 million during the three and nine months ended
September 30, 2024, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss).
In conjunction with the closing of the Castel acquisition, the deal-contingent foreign currency forward (the “Deal-
Contingent Forward”), as described in Note 11, Derivatives, was settled.
The Company recognized an aggregate $24.5 million and $33.8 million of revenue related to the acquisitions above from their respective acquisition dates for the three and nine months ended September 30, 2024, respectively.
2023 Acquisitions
On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services (“Griffin”), a binding authority specialist and wholesale insurance broker headquartered in Bellevue, Washington, for cash consideration of $115.5 million.
On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration and $2.3 million of contingent consideration. During nine months ended
September 30, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.6 million was recognized in Goodwill on the Consolidated Balance Sheets.
On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California, for $253.5 million of cash consideration, $5.8 million of contingent consideration, and $2.7 million of RYAN Class A common stock.
On December 1, 2023, the Company completed the acquisition of AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss MGU headquartered in Chicago, Illinois, for $98.3 million of cash consideration. During the nine months ended
September 30, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.3 million was recognized in Goodwill on the Consolidated Balance Sheets.
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
indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future. The pre-acquisition Castel and US Assure results included in the pro forma figures below contain acquisition-related expenses that were not considered pro forma adjustments for the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$630,260	$565,699	$1,949,548	$1,746,130
Net income	8,333	25,225	130,932	27,902
The unaudited pro forma financial information includes adjustments of (i) incremental amortization expense on acquired intangible assets of $12.5 million and $28.3 million for the three months ended September 30, 2024 and 2023, respectively, and $61.4 million and $89.5 million for the nine months ended September 30, 2024 and 2023, respectively, (ii) a decrease in transaction costs, including the loss related to the Deal-Contingent Forward for pro forma purposes, of $5.3 million and
$16.2 million for the three and nine months ended September 30, 2024, respectively, and an increase in such costs of $7.7 million for the nine months ended September 30, 2023, (iii) a decrease in financing costs and interest expense resulting from the debt activity related to the US Assure acquisition of $23.9 million for the three months ended September 30, 2024 and an increase in such costs of $11.0 million and $63.0 million for the three and nine months ended September 30, 2023, respectively, (iv) a decrease of $20.7 million of income tax expense related to the common control reorganizations as part of the Socius acquisition for the three months ended September 30, 2023, and (v) incremental tax expenses related to the pro forma adjustments of $8.9 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.3 million and $19.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in contingent consideration	$(365)	$1,848	$813	$4,358
Interest expense, net	1,325	789	3,125	2,230
Total	$960	$2,637	$3,938	$6,588
As of September 30, 2024, the aggregate amounts of maximum consideration related to acquisitions were $483.1 million related to contingent consideration and $20.1 million related to contingently returnable consideration.
4.      Restructuring
In February 2023, the Company initiated the ACCELERATE 2025 program that will enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aims to reduce costs and increase efficiencies through a focus on optimizing the Company’s operations and technology. In its expanded form, the restructuring plan is expected to incur total restructuring costs of approximately $110.0 million through
December 31, 2024, and to generate annual savings of approximately $60.0 million in 2025. The total expected costs of the plan include $55.0 million related to operations and technology optimization, $40.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs.
The table below presents the restructuring expense for the program incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception-to- Date
	2024	2023	2024	2023	As of September 30, 2024
Operations and technology optimization	$6,828	$10,824	$17,714	$18,529	$43,709
Compensation and benefits	3,680	5,109	29,800	6,709	41,120
Asset impairment and other termination costs	318	544	318	11,057	11,375
Total	$10,826	$16,477	$47,832	$36,295	$96,204
For the three months ended September 30, 2024 and 2023, the Company recognized restructuring expenses of $5.7 million and $11.6 million, respectively, including contractor costs, in Compensation and benefits, and $5.1 million and $4.9 million, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss). For the nine months ended September 30, 2024 and 2023, the Company recognized restructuring expenses of $35.7 million and $13.4 million, respectively, including contractor costs, in Compensation and benefits, and $12.1 million and $22.9 million, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss).

The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at December 31, 2023	$5,886	$1,080	$—	$6,966
Accrued costs	36,140	29,800	318	66,258
Payments	(29,649)	(27,936)	—	(57,585)
Non-cash adjustments	—	—	(318)	(318)
Balance at September 30, 2024	$12,377	$2,944	$—	$15,321
Accrued costs in the table above include both costs expensed and capitalized during the period. As of September 30, 2024 and December 31, 2023, $11.1 million and $5.3 million, respectively, of the restructuring liability was included in
Accounts payable and accrued liabilities and $4.2 million and $1.7 million, respectively, was included in Current Accrued compensation on the Consolidated Balance Sheets.
5.      Receivables and Other Current Assets
Receivables
The Company had receivables of $334.6 million and $294.2 million outstanding as of September 30, 2024 and
December 31, 2023, respectively, which were recognized within Commissions and fees receivable – net on the
Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$3,153	$2,089	$2,458	$1,980
Write-offs	(1,225)	(441)	(2,510)	(1,342)
Increase in provision	1,691	869	3,671	1,879
End of period	$3,619	$2,517	$3,619	$2,517
Other Current Assets
Major classes of other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$45,610	$25,762
Insurance recoverable	20,155	20,562
Other current receivables	18,400	15,905
Total Other current assets	$84,165	$62,229
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease costs
Operating lease costs	$7,669	$8,687	$23,408	$26,339
Short-term lease costs
Operating lease costs	228	234	675	635
Sublease income	(112)	(193)	(408)	(439)
Lease costs – net	$7,785	$8,728	$23,675	$26,535

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases			$22,516	$23,245
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			15,236	9,948
Amortization of right-of-use assets for operating lease activity			16,803	20,197
Weighted average discount rate (percent)
Operating leases			5.3%	5.1%
Weighted average remaining lease term (years)
Operating leases			7.8	8.3

7.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	September 30, 2024	December 31, 2023
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.25% as of September 30, 2024, Adjusted Term SOFR + 3.00% as of December 31, 2023, matures September 13, 2031	$1,677,446	$1,564,718
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, matures February 1, 2030	397,057	400,704
8-year secured notes, semi-annual interest payments, 5.88%, matures August 1, 2032	591,805	—
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50% as of September 30, 2024, Adjusted Term SOFR + up to 3.00% as of December 31, 2023, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	714	377
Premium financing notes
Commercial notes, periodic interest and principal payments, 6.25%, expire May 1, 2025	4,642	—
Commercial notes, periodic interest and principal payments, 6.25%, expire June 1, 2025	871	—
Commercial notes, periodic interest and principal payments, 6.25%, expire June 21, 2025	3,932	—
Commercial notes, periodic interest and principal payments, 5.75%, expired May 1, 2024	—	2,251
Commercial notes, periodic interest and principal payments, 5.75%, expired June 1, 2024	—	622
Commercial notes, periodic interest and principal payments, 6.00%, expired June 19, 2024	—	2,485
Commercial notes, periodic interest and principal payments, 5.75%, expired June 21, 2024	—	2,855
Units subject to mandatory redemption	3,399	5,200
Total debt	$2,679,866	$1,979,212
Less: Short-term debt and current portion of long-term debt	(33,316)	(35,375)
Long-term debt	$2,646,550	$1,943,837
Term Loan
The original principal of the Term Loan was $1,650.0 million. As a result of the Seventh Amendment, as defined and described below, the principal was increased to $1,700.0 million. As of September 30, 2024, $1,700.0 million of the principal was outstanding, $6.2 million of interest was accrued, and the related unamortized deferred issuance costs were
$28.8 million. As of December 31, 2023, $1,596.4 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $32.8 million.
On January 19, 2024, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. As
a result of the Fifth Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR +
3.00% to Adjusted Term SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged. The portion of the debt related to the lenders that opted out of the repricing was considered extinguished and their portion of the legacy debt issuance costs of $0.4 million was written off during the nine months ended September 30, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income
(Loss). Additionally, the Company incurred third-party fees related to the repricing of $1.9 million for the nine months ended September 30, 2024, which were recognized in Other non-operating loss on the Consolidated Statements of Income
(Loss).
On September 13, 2024, the Company entered into the seventh amendment (the “Seventh Amendment”) to the Credit
Agreement. As a result of the Seventh Amendment, the principal of the Term Loan was increased to $1,700.0 million, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 2.75% to Adjusted Term SOFR +
2.25%, the 0.75% floor on Adjusted Term SOFR was reduced to 0.00%, and the maturity date was extended to
September 13, 2031. Incremental debt issuance costs of $11.1 million were incurred and will be amortized over the extended term of the loan. The portion of the debt related to the lenders that opted out of the Seventh Amendment was considered extinguished and their portion of the legacy debt issuance costs of $8.3 million was written off during the three and nine months ended September 30, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income (Loss). Additionally, the Company incurred third-party fees related to the Seventh Amendment of $16.2 million for the three and nine months ended September 30, 2024, which were recognized in Other non-operating loss on the
Consolidated Statements of Income (Loss).
Revolving Credit Facility
On July 30, 2024, the Company entered into the sixth amendment (the “Sixth Amendment”) to the Credit Agreement, which provided for an increase in the borrowing capacity of the Revolving Credit Facility from $600.0 million to $1,400.0 million. The Sixth Amendment also extended the maturity date of the Revolving Credit Facility to July 30, 2029, and reduced the applicable interest rate from Adjusted Term SOFR + up to 3.00% to Adjusted Term SOFR + up to 2.50%.
Incremental debt issuance costs of $7.9 million were incurred and will be amortized over the extended term of the facility.
The portion of the debt related to the lender that opted out of the Sixth Amendment was considered extinguished and its portion of the legacy debt issuance costs of $0.1 million was written off during the three and nine months ended
September 30, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income (Loss).
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million and $600.0 million as of September 30, 2024 and December 31, 2023, respectively. Due to the nature of the instrument, the deferred issuance costs related to the facility of $10.1 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively, were recognized in Other non-current assets on the Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving
Credit Facility were $1,399.7 million and $599.7 million as of September 30, 2024 and December 31, 2023, respectively, as the available amount of the facility was reduced by $0.3 million of undrawn letters of credit.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of September 30, 2024 and December 31, 2023, the Company accrued $0.7 million and $0.4 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated
Balance Sheets.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of September 30, 2024 and December 31,
2023, accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs plus discount were $5.9 million and $6.6 million, respectively.
Senior Secured Notes due 2032
On September 19, 2024, the LLC issued $600.0 million of Senior Secured Notes. As of September 30, 2024, accrued interest on the notes was $1.2 million and the related unamortized deferred issuance costs were $9.4 million.
Bridge Facility
On July 31, 2024, the Company entered into a 364-day unsecured bridge term loan facility (the “Bridge Facility”), which provided unsecured bridge financing of up to $500.0 million to finance a portion of the US Assure acquisition price. In lieu of drawing under the Bridge Facility, the Company borrowed under the Revolving Credit Facility. Concurrent with the completion of the US Assure acquisition on August 30, 2024, the Bridge Facility was terminated, and the Company recognized $4.1 million of related deferred financing costs in Interest expense, net on the Consolidated Statements of
Income (Loss) during the three and nine months ended September 30, 2024.
Subsidiary Units Subject to Mandatory Redemption
Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units owned by
Patrick G. Ryan in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, 15 years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated

Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income
(Loss). As of September 30, 2024 and December 31, 2023, interest accrued on these units was $0.1 million and $1.9 million, respectively. $2.0 million of accrued return on the Ryan Re preferred units was paid during the nine months ended
September 30, 2024. See Note 15, Related Parties, for further information on Ryan Re.
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
Class X Common Stock
There were no shares of Class X common stock outstanding as of September 30, 2024 or December 31, 2023. Shares of
Class X common stock have no economic, voting, or dividend rights.
Preferred Stock
There were no shares of preferred stock outstanding as of September 30, 2024 or December 31, 2023. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Dividends
During the three months ended September 30, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per share on the Company’s outstanding Class A common stock. During the nine months ended
September 30, 2024, $66.5 million of dividends, consisting of $27.1 million related to the special Q1 2024 dividend and
$39.4 million related to regular quarterly dividends, was paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of September 30, 2024 and December 31, 2023, the Company owned 47.8% and 45.6%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 52.2% and 54.4%, respectively, of the economic interests in the LLC.

Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 57.4% and 56.1% for the three months ended September 30, 2024 and 2023, respectively, and 55.2% and 56.5% for the nine months ended September 30, 2024 and 2023, respectively.
During the three months ended September 30, 2024, the Company declared a regular quarterly cash distribution of $0.04 per unit on the LLC’s outstanding LLC Common Units. During the nine months ended September 30, 2024, $16.8 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
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
Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units (“RSUs”),
(ii) Staking Options, (iii) Restricted LLC Units (“RLUs”), or (iv) Staking Class C Incentive Units. The terms of these awards are described below. All awards granted as part of the Organizational Transactions and the IPO are subject to non-
linear transfer restrictions for at least the five-year period following the IPO.
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

	Nine Months Ended September 30, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	938,910	$21.15	1,122,564	$23.84
Granted	—	—	—	—
Vested	(457,906)	21.15	(869,906)	23.84
Forfeited	(1,883)	21.15	—	—
Unvested at end of period	479,121	$21.15	252,658	$23.84
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
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Nine Months Ended September 30, 2024
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,359,778	$23.07	1,819,916	$38.02
Granted	—	—	794,643	52.72
Vested	(596,879)	22.81	(177,713)	37.73
Forfeited	(40,332)	22.77	(70,305)	40.07
Unvested at end of period	2,722,567	$23.13	2,366,541	$42.92
Stock Options
Reload and Staking Options
As part of the Organizational Transactions and IPO, certain employees were granted Reload Options or Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of
$23.50. The Reload Options vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-
third of the grant vesting in each of years 3, 4 and 5. In general, vested Reload Options are exercisable up to the tenth anniversary of the grant date. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. In general, vested Staking Options are exercisable up to the eleventh anniversary of the grant date.
Incentive Options
As part of the Company’s compensation process, the Company may issue Incentive Options to certain employees that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest either over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5 or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Nine Months Ended September 30, 2024
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,473,388	66,667	165,684	$34.39
Granted	—	—	150,000	52.38
Exercised	(508,613)	—	—	—
Forfeited	(17,611)	—	(11,002)	34.39
Outstanding at end of period	3,947,164	66,667	304,682	$43.25
1As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair value of Incentive Options granted during the nine months ended September 30, 2024, was determined using the
Black-Scholes option pricing model with the following assumptions:

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
As of September 30, 2024, there were 1,601,823 and 6,666 exercisable Staking and Reload Options, respectively, and no exercisable Incentive Options. The aggregate intrinsic values and weighted average remaining contractual terms of Stock
Options outstanding and exercisable as of September 30, 2024, were as follows:

Aggregate intrinsic value ($ in thousands)
Reload Options outstanding	$169,294
Reload Options exercisable	68,702
Staking Options outstanding	2,859
Staking Options exercisable	286
Incentive Options outstanding	7,051
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years)
Reload Options outstanding	6.6
Reload Options exercisable	6.5
Staking Options outstanding	7.8
Staking Options exercisable	7.8
Incentive Options outstanding	8.4
Incentive Options exercisable	—
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

	Nine Months Ended September 30, 2024
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,448,127	$25.09	482,329	$39.80
Granted	—	—	249,971	51.33
Vested	(154,589)	25.05	(45,588)	35.60
Forfeited	—	—	—	—
Unvested at end of period	1,293,538	$25.10	686,712	$44.30
Class C Incentive Units
Reload and Staking Class C Incentive Units
As part of the Organizational Transactions and IPO, certain employees were granted Reload Class C Incentive Units or
Staking Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Reload Class C
Incentive Units vest either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.
Class C Incentive Units
As part of the Company’s compensation process, the Company issues Class C Incentive Units to certain employees, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with
20% vesting in each of years 3 through 7.

	Nine Months Ended September 30, 2024
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,876,669	495,822	$36.96
Granted	—	—	—	—
Vested	(2,958,895)	(271,666)	—	—
Forfeited	—	—	—	—
Unvested at end of period	952,595	1,605,003	495,822	$36.84
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.38 and $23.50 as of September 30, 2024 and December 31, 2023,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared to these awards during the nine months ended September 30, 2024.

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

Nine Months Ended September 30, 2024
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—	—	$—
Granted	303,721	24.75	487,218	24.40
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	303,721	$24.75	487,218	$24.40
The fair value of the performance-based awards granted during the nine months ended September 30, 2024, was
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

19,698 Director Stock Grants with a weighted-average grant date fair value of $40.86 during the nine months ended
September 30, 2024 and 2023, respectively.
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
As of September 30, 2024, the Company accrued $0.8 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.4 million and $0.3 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.
Equity-Based Compensation Expense
As of September 30, 2024, the unrecognized equity-based compensation costs related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
Restricted Stock	$1,268	0.5
IPO RSUs	29,887	3.4
Incentive RSUs	62,355	2.4
Reload Options	1,216	0.7
Staking Options	253	3.9
Incentive Options	2,650	1.6
PSUs	6,607	4.3
Restricted Common Units	670	0.2
IPO RLUs	18,062	4.7
Incentive RLUs	21,336	2.0
Reload Class C Incentive Units	788	0.9
Staking Class C Incentive Units	9,797	4.2
Class C Incentive Units	5,882	3.8
PLUs	10,448	4.3
Total unrecognized equity-based compensation expense	$171,219

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of September 30, 2024, in the same view.

	Recognized				Unrecognized
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30, 2024
	2024	2023	2024	2023
IPO awards
IPO RSUs and Staking Options	$2,720	$3,654	$9,226	$12,599	$30,140
IPO RLUs and Staking Class C Incentive Units	2,146	2,738	7,277	8,866	27,859
Incremental Restricted Stock and Reload Options	622	1,156	2,485	3,723	1,850
Incremental Restricted Common Units and Reload Class C Incentive Units	586	1,779	3,018	5,779	1,257
Pre-IPO incentive awards
Restricted Stock	498	646	1,333	2,144	634
Restricted Common Units	4,733	308	5,095	1,224	201
Post-IPO incentive awards
Incentive RSUs	8,001	5,237	21,759	13,896	62,355
Incentive RLUs	2,058	1,214	5,671	3,329	21,336
Incentive Options	272	125	823	368	2,650
Class C Incentive Units	521	521	1,551	1,385	5,882
PSUs	391	—	910	—	6,607
PLUs	619	—	1,439	—	10,448
Other expense
Director Stock Grants	292	230	1,077	823	N/A
Total equity-based compensation expense	$23,459	$17,608	$61,664	$54,136	$171,219

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
not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of
Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$28,643	$15,703	$187,358	$135,977
Less: Net income attributable to non-controlling interests	11,054	20,750	106,447	97,786
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$17,589	$(5,047)	$80,911	$38,191
Numerator:
Net income (loss) attributable to Class A common shareholders	$17,589	$(5,047)	$80,911	$38,191
Add (less): Income attributed to substantively vested RSUs	369	(100)	(1,339)	687
Net income (loss) attributable to Class A common shareholders – basic	$17,958	$(5,147)	$79,572	$38,878
Add: Income attributed to dilutive shares	7,886	—	79,624	3,128
Net income (loss) attributable to Class A common shareholders – diluted	$25,844	$(5,147)	$159,196	$42,006
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	121,915,952	115,872,327	119,383,234	113,291,850
Add: Dilutive shares	150,770,317	—	151,900,158	11,591,673
Weighted-average shares of Class A common stock outstanding – diluted	272,686,269	115,872,327	271,283,392	124,883,523
Earnings (loss) per share
Earnings (loss) per share of Class A common stock – basic	$0.15	$(0.04)	$0.67	$0.34
Earnings (loss) per share of Class A common stock – diluted	$0.09	$(0.04)	$0.59	$0.34

The following number of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Conversion of non-controlling interest LLC Common Units[1]	—	141,689,681	—	142,974,016
Conversion of vested Class C Incentive Units[1]	—	98,699	—	65,028
Restricted Stock	—	1,015,761	—	—
IPO RSUs	—	3,229,891	—	—
Incentive RSUs	—	1,776,309	—	—
Reload Options	—	4,548,194	—	—
Staking Options	—	66,667	—	—
Incentive Options	150,000	168,099	150,000	168,099
Restricted Common Units	—	1,239,232	—	—
IPO RLUs	—	1,448,127	—	—
Incentive RLUs	—	482,329	—	—
Reload Class C Incentive Units	—	3,911,490	—	—
Staking Class C Incentive Units	—	1,876,669	—	—
Class C Incentive Units	—	495,822	—	495,822
1Weighted average units outstanding during the period.
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
Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of September 30, 2024, the interest rate cap continued to be an effective hedge.
For the three months ended September 30, 2024 and 2023, the decrease of $16.4 million and $0.2 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). For the nine months ended
September 30, 2024 and 2023, the decrease of $16.5 million and increase of $0.9 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). As of September 30, 2024, the Company expects $10.6 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months. See Note 16, Income Taxes, for further information on the tax effects on other comprehensive income (“OCI”)
related to the interest rate cap.

The location and gains (losses) on derivatives are reported on the Consolidated Statements of Income (Loss) as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Caption	2024	2023	2024	2023
Change in the fair value of the Deal-Contingent Forward	General and administrative	$—	$—	$(4,532)	$—
Total impact of derivatives not designated as hedging instruments		$—	$—	$(4,532)	$—

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)	$(5,216)	$(5,216)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	6,689	6,317	19,740	16,381
Total impact of derivatives designated as hedging instruments		$4,950	$4,578	$14,524	$11,165
The location and fair value of derivatives are reported on the Consolidated Balance Sheets as follows:

	Balance Sheet Caption	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Deal-Contingent Forward	Accounts payable and accrued liabilities	$—	$852
Derivatives designated as hedging instruments
Interest rate cap	Other non-current assets	$13,196	$29,667
See Note 13, Fair Value Measurements, for further information on the fair value of derivatives.
12.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the nine months ended September 30, 2024, with the exception of Cash and cash equivalents of $42.2 million, Other current assets of $7.8 million, Deferred tax assets of $486.3 million, Accounts payable and accrued liabilities of $0.8 million, Other non-current liabilities of $2.4 million, and the entire balance of the Tax Receivable Agreement liabilities of
$455.1 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of
December 31, 2023, Cash and cash equivalents of $58.2 million, Deferred tax assets of $383.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $358.9 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.
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

The carrying amount of financial assets and liabilities reported in the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of
September 30, 2024 and December 31, 2023, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $2,692.1 million and $1,976.5 million as of
September 30, 2024 and December 31, 2023, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 7, Debt, for the carrying values of the Company’s debt.
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
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of September 30, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.0% to 5.4%, 6.9% to 18.7%, and 1.0% to 2.4%, respectively. As of December 31, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.9% to 5.4%, 7.0% to 21.7%, and
3.3% to 4.2%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 5.2% to 6.8%
and 8.3% to 9.1% as of September 30, 2024 and December 31, 2023, respectively.
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

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$13,196	$—	$—	$29,667	$—
Contingently returnable consideration	—	—	5,587	—	—	—
Liabilities
Contingent consideration	—	—	150,131	—	—	41,050
Deal-Contingent Forward	—	—	—	—	—	852
Total assets and liabilities measured at fair value	$—	$13,196	$155,718	$—	$29,667	$41,902
Contingently returnable consideration of $1.3 million and $4.3 million was recorded in Other current assets and Other non-
current assets, respectively, on the Consolidated Balance Sheets as of September 30, 2024. Contingent consideration of
$44.1 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of
September 30, 2024. Contingent consideration of $106.0 million and $41.1 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.
Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Assets
Balance at beginning of period	$4,868	$—	$—	$—
Newly established assets due to acquisitions	—	—	4,868	—
Total gains included in earnings	431	—	431	—
Total gains included in OCI	288	—	288	—
Balance at end of period	$5,587	$—	$5,587	$—
Liabilities
Balance at beginning of period	$44,971	$25,290	$41,902	$29,251
Newly established liability due to acquisitions	103,769	8,091	103,769	8,091
Total losses included in earnings	1,391	2,637	8,901	6,588
Settlements	—	—	(5,384)	(7,912)
Acquisition measurement period adjustments	—	—	943	—
Balance at end of period	$150,131	$36,018	$150,131	$36,018
For the nine months ended September 30, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent
Forward is presented in the operating section of the Consolidated Statements of Cash Flows. For the nine months ended
September 30, 2023, $3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.

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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company’s aggregate coverage for E&O losses increased from $100.0 million to $150.0 million as of June 1, 2024. The Company’s per claim retention amount increased from $2.5 million to
$5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $5.7 million and $6.4 million were recorded for outstanding matters as of September 30, 2024 and December 31, 2023, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of a $0.9 million benefit and $0.8 million expense for the three months ended
September 30, 2024 and 2023, respectively, and $0.8 million and $5.5 million expense for the nine months ended
September 30, 2024 and 2023, respectively, in General and administrative expense on the Consolidated Statements of
Income (Loss). The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.9 million and $0.2 million, respectively, as of September 30, 2024 and December 31,
2023, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has
obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement
Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $20.2 million and $20.6 million was recorded as of September 30, 2024 and December 31, 2023, respectively, in Other current assets on the Consolidated Balance
Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in
2022 and no further expense related to this matter has been recognized since.
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
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.4 million and $0.2 million due from Geneva Re under this agreement as of
September 30, 2024 and December 31, 2023, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and
$1.1 million for the nine months ended September 30, 2024 and 2023. Receivables due from Geneva Re under this agreement were $1.1 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively.
On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the
Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $2.7 million and
$2.2 million during the three months ended September 30, 2024 and 2023, respectively, and $7.9 million and $5.4 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31,
2023, the Company had prepaid expenses of $7.9 million and $5.3 million, respectively, related to this services agreement.
The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of aircraft of $0.2 million for the three months ended
September 30, 2024 and 2023, and $1.0 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was (45.50)% and 61.26% for the three months ended
September 30, 2024 and 2023, respectively, and 7.90% and 23.92% for the nine months ended September 30, 2024 and
2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024, were lower than the
21% statutory rate primarily as a result of the vesting of IPO RSUs, exercising of Stock Options, and the income attributable to the non-controlling interests. The effective tax rates for the three and nine months ended September 30,

2023, were higher than the 21% statutory rate primarily as a result of the $20.7 million non-cash deferred income tax expense from the common control reorganization described below, which was recognized in Income tax expense in the
Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2023.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2024, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $486.4 million and $383.8 million as of September 30, 2024 and December 31, 2023, respectively, on the Consolidated Balance Sheets. The increase in the Deferred tax assets during the nine months ended September 30, 2024, was primarily related to exchanges of LLC
Common Units. As of September 30, 2024, the Company concluded that, based on the weight of all available positive and negative evidence, the Deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
Common Control Reorganization (“CCR”)
Subsequent to the acquisition of Socius, which was acquired by a wholly owned subsidiary of Ryan Specialty Holdings,
Inc., the Company converted Socius to an LLC (“Socius LLC”) and transferred Socius LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR resulted in deferred tax liabilities of $64.5 million established and non-cash deferred income tax expense of $20.7 million for the three and nine months ended September 30, 2023. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $13.1 million to Non-controlling interests on the
Consolidated Statements of Stockholders’ Equity during the three months ended September 30, 2023.
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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $455.1 million related to these benefits on the Consolidated
Balance Sheets as of September 30, 2024. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	68,931	5,287	21,365	95,583
Accrued interest	—	—	646	646
Balance at September 30, 2024	$263,599	$91,101	$100,427	$455,127
During the nine months ended September 30, 2024 and 2023, increases to the TRA liabilities of $95.6 million and $63.2 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the nine months ended September 30, 2024 and 2023, increases to the TRA liabilities of $0.6 million and $0.5 million, respectively, due to accrued interest were recognized in Other non-operating loss on the Consolidated Statements of Income (Loss).

Other Comprehensive Income (Loss)
The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Gain) loss on interest rate cap	$1,022	$(914)	$(1,009)	$(2,583)
Gain on interest rate cap reclassified to earnings	863	733	2,479	1,866
Foreign currency translation adjustments	(2,357)	188	(2,540)	54
Change in share of equity method investment in related party	52	88	(348)	(96)
17.     Accumulated Other Comprehensive Income
Changes in the balance of Accumulated other comprehensive income, net of tax, were as follows:

	Gain (Loss) on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096
Other comprehensive income (loss) before reclassifications	3,840	2,309	(940)	5,209
Amounts reclassified to earnings	(5,700)	—	—	(5,700)
Other comprehensive income (loss)	$(1,860)	$2,309	$(940)	$(491)
Less: Non-controlling interests	(1,116)	1,382	(564)	(298)
Balance at June 30, 2024	$5,871	$1,501	$(1,469)	$5,903
Other comprehensive income (loss) before reclassifications	(6,902)	15,917	(353)	8,662
Amounts reclassified to earnings	(5,827)	—	—	(5,827)
Other comprehensive income (loss)	$(12,729)	$15,917	$(353)	$2,835
Less: Non-controlling interests	(7,397)	9,259	(204)	1,658
Balance at September 30, 2024	$539	$8,159	$(1,618)	$7,080

	Gain (Loss) on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	(2,218)	783	584	(851)
Amounts reclassified to earnings	(3,922)	—	—	(3,922)
Other comprehensive income (loss)	$(6,140)	$783	$584	$(4,773)
Less: Non-controlling interests	(3,889)	498	370	(3,021)
Balance at March 31, 2023	$5,814	$442	$(1,973)	$4,283
Other comprehensive income (loss) before reclassifications	15,260	279	868	16,407
Amounts reclassified to earnings	(5,010)	—	—	(5,010)
Other comprehensive income	$10,250	$279	$868	$11,397
Less: Non-controlling interests	6,434	176	545	7,155
Balance at June 30, 2023	$9,630	$545	$(1,650)	$8,525
Other comprehensive income (loss) before reclassifications	6,958	(1,429)	(672)	4,857
Amounts reclassified to earnings	(5,584)	—	—	(5,584)
Other comprehensive income	$1,374	$(1,429)	$(672)	$(727)
Less: Non-controlling interests	829	(862)	(405)	(438)
Balance at September 30, 2023	$10,175	$(22)	$(1,917)	$8,236
1Change in share of equity method investment in related party other comprehensive income (loss) on the Consolidated
Statements of Comprehensive Income (Loss).
18.     Supplemental Financial Information
Interest Income
The Company earned interest income of $5.6 million and $7.1 million during the three months ended September 30, 2024 and 2023, respectively, and $19.0 million and $23.0 million during the nine months ended September 30, 2024 and 2023, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the
Consolidated Statements of Income (Loss).
Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Nine Months Ended September 30,
	2024	2023
Cash paid for:
Interest	$119,901	$116,620
Income taxes, net of refunds	24,641	9,812
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$1,137	$—
Tax Receivable Agreement liabilities	95,583	63,249
Dividend Equivalents and Declared Distributions liabilities	3,586	—
Contingently returnable consideration	4,868	—
Contingent consideration liabilities	103,769	8,091

19.     Subsequent Events
The Company has evaluated subsequent events through October 31, 2024, and has concluded that no events have occurred that require disclosure other than the events listed below.
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc., an MGU focused on sports, leisure, and entertainment headquartered in Carmel, Indiana, for approximately $45.0 million cash consideration. This acquisition will include contingent consideration in its final purchase price, however, the
Company has not yet completed the valuation of the contingent consideration or the purchase price allocation to the acquired assets and liabilities as of the date of this filing.
On October 30, 2024, the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share of outstanding Class A common stock. The quarterly dividend will be payable on November 26, 2024, to shareholders of record of Class A common stock as of the close of business on November 12, 2024. Any future dividends will be subject to the approval of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended
December 31, 2023, which was filed with the SEC on February 28, 2024. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2024 and 2023 prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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
Restructuring costs are estimated to be approximately evenly split between General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses and Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs. We expect the program, in its expanded scope, to generate annual savings of approximately $60.0 million in 2025. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion.
For the nine months ended September 30, 2024, we incurred restructuring costs of $47.8 million. Combined with restructuring costs incurred during 2023, we have incurred restructuring costs of $96.2 million since the first quarter of
2023, representing the inception of the plan. Of the cumulative $96.2 million in costs, $37.9 million was general and administrative with the remaining balance being workforce-related. While the current results of the ACCELERATE 2025 program are in line with expectations, changes to the total savings estimate and timing of the ACCELERATE 2025 program may evolve as we continue to progress through the plan and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.
Acquisitions
On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited (“Castel”), an MGU
platform. Castel is headquartered in London, England with additional offices in the Netherlands and Belgium and operations in Singapore.
On August 30, 2024, the Company completed the acquisition of US Assure Insurance Services of Florida, Inc. (“US
Assure”), a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida.
On September 1, 2024, the Company completed the acquisition of certain assets of Greenhill Underwriting Insurance
Services, LLC (“Greenhill”), an MGU focused on the allied health industry headquartered in Houston, Texas.
On September 13, 2024, the Company completed the acquisition of the Property and Casualty (“P&C”) MGUs owned by
Ethos Specialty Insurance, LLC (“Ethos P&C”). Ethos P&C comprises eight programs which underwrite on behalf of insurance carriers.
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc., an MGU focused on sports, leisure and entertainment risks based in Carmel, Indiana.
On October 2, 2024, the Company completed the acquisition of certain assets of the European managing general agent,
Geo Underwriting Europe BV, a financial lines MGA based in Rotterdam, Netherlands, with operations in Germany.
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
General and Administrative
General and administrative expense includes travel and entertainment expenses, office expenses, accounting, foreign exchange, legal, insurance and other professional fees, and other costs associated with our operations. Our occupancy-
related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
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
Other Non-Operating Loss (Income)
For the nine months ended September 30, 2024, Other non-operating loss (income) consisted of expense related to term loan modifications and TRA contractual interest and related charges offset by sublease income. For the nine months ended
September 30, 2023, Other non-operating income included sublease income offset by TRA contractual interest and related charges.
Income Tax Expense (Benefit)
Income tax expense (benefit) includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and
C-Corporations subject to entity level taxation.
Non-Controlling Interests
Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-
average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income
(Loss). Refer to “Note 8, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2024	2023	$	%	2024	2023	$	%
Revenue
Net commissions and fees	$588,129	$487,345	$100,784	20.7%	$1,806,264	$1,507,878	$298,386	19.8%
Fiduciary investment income	16,565	14,593	1,972	13.5	$45,917	$36,808	9,109	24.7
Total revenue	$604,694	$501,938	$102,756	20.5%	$1,852,181	$1,544,686	$307,495	19.9%
Expenses
Compensation and benefits	393,249	329,212	64,037	19.5	1,180,825	989,294	191,531	19.4
General and administrative	88,684	69,288	19,396	28.0	247,518	202,595	44,923	22.2
Amortization	39,182	29,572	9,610	32.5	97,711	79,125	18,586	23.5
Depreciation	2,467	2,201	266	12.1	6,820	6,570	250	3.8
Change in contingent consideration	(365)	1,848	(2,213)	NM	813	4,358	(3,545)	(81.3)
Total operating expenses	$523,217	$432,121	$91,096	21.1%	$1,533,687	$1,281,942	$251,745	19.6%
Operating income	$81,477	$69,817	$11,660	16.7%	$318,494	$262,744	$55,750	21.2%
Interest expense, net	49,388	31,491	17,897	56.8	109,916	89,840	20,076	22.3
(Income) from equity method investment in related party	(4,182)	(2,271)	(1,911)	84.1%	(13,510)	(5,882)	(7,628)	NM
Other non-operating loss	16,590	67	16,523	NM	18,575	37	18,538	NM
Income before income taxes	$19,681	$40,530	$(20,849)	(51.4%)	$203,513	$178,749	$24,764	13.9%
Income tax expense (benefit)	(8,962)	24,827	(33,789)	NM	16,155	42,772	(26,617)	(62.2)
Net income	$28,643	$15,703	$12,940	82.4%	$187,358	$135,977	$51,381	37.8%
GAAP financial measures
Total revenue	$604,694	$501,938	$102,756	20.5%	$1,852,181	$1,544,686	$307,495	19.9%
Net commissions and fees	588,129	487,345	100,784	20.7	1,806,264	1,507,878	298,386	19.8
Compensation and benefits	393,249	329,212	64,037	19.5	1,180,825	989,294	191,531	19.4
General and administrative	88,684	69,288	19,396	28.0	247,518	202,595	44,923	22.2
Net income	28,643	15,703	12,940	82.4	187,358	135,977	51,381	37.8
Compensation and benefits expense ratio (1)	65.0%	65.6%			63.8%	64.0%
General and administrative expense ratio (2)	14.7%	13.8%			13.4%	13.1%
Net income margin (3)	4.7%	3.1%			10.1%	8.8%
Earnings (loss) per share (4)	$0.15	$(0.04)			$0.67	$0.34
Diluted earnings (loss) per share (4)	$0.09	$(0.04)			$0.59	$0.34
Non-GAAP financial measures*
Organic revenue growth rate	11.8%	15.0%			13.3%	15.0%
Adjusted compensation and benefits expense	$343,442	$296,400	$47,042	15.9%	$1,057,424	$911,926	$145,498	16.0%
Adjusted compensation and benefits expense ratio	56.8%	59.1%			57.1%	59.0%
Adjusted general and administrative expense	$70,991	$58,560	$12,431	21.2%	$199,583	$166,606	$32,977	19.8%
Adjusted general and administrative expense ratio	11.7%	11.7%			10.8%	10.8%
Adjusted EBITDAC	$190,261	$146,978	$43,283	29.4%	$595,174	$466,154	$129,020	27.7%
Adjusted EBITDAC margin	31.5%	29.3%			32.1%	30.2%
Adjusted net income	$113,633	$86,631	$27,002	31.2%	$369,604	$282,144	$87,460	31.0%
Adjusted net income margin	18.8%	17.3%			20.0%	18.3%
Adjusted diluted earnings per share	$0.41	$0.32			$1.34	$1.04
NM represents “Not Meaningful.”
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.
*These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
Total Revenue
Total revenue increased by $102.8 million, or 20.5%, from $501.9 million to $604.7 million for the three months ended
September 30, 2024, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$56.8 million, or 11.3%, of the period-over-period change in Total revenue was due to organic revenue growth.
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
•$33.4 million, or 6.7%, of the period-over-period change in Total revenue was due to the acquisitions of
AccuRisk, Castel, US Assure, Greenhill, and Ethos P&C, all of which were completed within twelve months of
September 30, 2024;
•$10.6 million, or 2.1%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•$2.0 million, or 0.4%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates and a rise in fiduciary balances compared to the prior year.

	Three Months Ended September 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$346,666	59.0%	$308,872	63.4%	$37,794	12.2%
Binding Authorities	76,497	13.0	69,245	14.2	7,252	10.5
Underwriting Management	164,966	28.0	109,228	22.4	55,738	51.0
Total net commissions and fees	$588,129		$487,345		$100,784	20.7%

Wholesale Brokerage net commissions and fees increased by $37.8 million, or 12.2%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Binding Authority net commissions and fees increased by $7.3 million, or 10.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Underwriting Management net commissions and fees increased by $55.7 million, or 51.0%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the AccuRisk, Castel, US
Assure, Greenhill, and Ethos P&C acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended September 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$555,282	94.4%	$470,085	96.4%	$85,197	18.1%
Supplemental and contingent commissions	20,455	3.5	8,592	1.8	11,863	138.1
Loss mitigation and other fees	12,392	2.1	8,668	1.8	3,724	43.0
Total net commissions and fees	$588,129		$487,345		$100,784	20.7%
Net commissions and policy fees grew 18.1%, in line with the overall net commissions and fee revenue growth of 20.7%, for the three months ended September 30, 2024, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-
over-period.
Supplemental and contingent commissions increased 138.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.
Loss mitigation and other fees increased 43.0% period-over-period primarily due increased capital markets activity, certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023, and captive management and other risk management service fees from the placement of alternative risk insurance solutions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $64.0 million, or 19.5%, from $329.2 million to $393.2 million for the three months ended September 30, 2024, compared to the same period in 2023. The following were the principal drivers of this increase:
•Commissions increased $21.5 million, or 14.9%, period-over-period, driven by the 20.7% increase in Net commissions and fees;
•An increase of $17.5 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions;
•An increase of $9.1 million was driven by Equity-based compensation expense related to both recent grants as well as modification expense of $4.6 million associated with the removal of equity transfer restrictions for an executive officer of the Company; and
•The remaining increase of $15.9 million was driven by (i) the addition of 623 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,917 full-time employees as of September 30, 2024, from 4,294 as of September 30, 2023.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
0.6% from 65.6% to 65.0% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $19.4 million, or 28.0%, from $69.3 million to $88.7 million for the three months ended September 30, 2024, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$6.8 million of increased Acquisition-related expense associated with recent and prospective acquisitions; and
•$12.6 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, travel and entertainment, occupancy, and insurance.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.9% from 13.8% to 14.7% period-over-period.
Amortization
Amortization expense increased by $9.6 million, or 32.5%, from $29.6 million to $39.2 million for the three months ended
September 30, 2024, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $760.8 million when comparing the balance as of September 30, 2024, to the balance as of September 30, 2023.
Interest Expense, Net
Interest expense, net increased $17.9 million, or 56.8%, from $31.5 million to $49.4 million for the three months ended
September 30, 2024, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended September 30, 2024, was an increase in debt from recent acquisition activity. For the three months ended September 30, 2024, the reduction to Interest expense, net related to our interest rate cap was $5.0 million.
For the three months ended September 30, 2024 and 2023, the reduction to Interest expense, net related to interest income earned on operating cash balances of $5.7 million and $7.1 million, respectively.
Other Non-Operating Loss
Other non-operating loss increased by $16.5 million to a loss of $16.6 million for the three months ended September 30,
2024, as compared to a loss of $0.1 million in the same period in the prior year. For the three months ended September 30,
2024, Other non-operating loss consisted of $16.2 million of term loan modification expense and $0.5 million of TRA contractual interest and related charges offset by $0.1 million of sublease income. For the three months ended
September 30, 2023, Other non-operating income included $0.3 million of TRA contractual interest and related charges offset by $0.2 million of sublease income.
Income Before Income Taxes
Income before income taxes decreased $20.8 million from $40.5 million to $19.7 million for the three months ended
September 30, 2024, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $33.8 million from expense of $24.8 million to a benefit of $9.0 million for the three months ended September 30, 2024, compared to the same period in the prior year primarily as a result of $20.7 million of income tax expense recognized as a result of the Common Control Reorganization (“CCR”) subsequent to the
Socius acquisition in the third quarter of 2023 and a $10.9 million income tax benefit recognized as a result of Equity-
based compensation awards vesting in the third quarter of 2024.
Net Income
Net income increased $12.9 million from $15.7 million to $28.6 million for the three months ended September 30, 2024, compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
Total Revenue
Total revenue increased by $307.5 million, or 19.9%, from $1,544.7 million to $1,852.2 million for the nine months ended
September 30, 2024, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$196.1 million, or 12.7%, of the period-over-period change in Total revenue was due to organic revenue growth. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing
E&S market and winning new business from competitors. Growth in the quarter was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the
E&S market;
•$87.7 million, or 5.7%, of the period-over-period change in Total revenue was due to the acquisitions of
AccuRisk, Castel, US Assure, Greenhill, and Ethos P&C, all of which were completed within twelve months of
September 30, 2024;
•$14.6 million, or 0.9%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•$9.1 million, or 0.6%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates and a rise in fiduciary balances compared to the prior year.

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$1,114,240	61.7%	$976,338	64.7%	$137,902	14.1%
Binding Authorities	245,762	13.6	$208,547	13.8	37,215	17.8
Underwriting Management	446,262	24.7	$322,993	21.4	123,269	38.2
Total Net commissions and fees	$1,806,264		$1,507,878		$298,386	19.8%
Wholesale Brokerage net commissions and fees increased by $137.9 million, or 14.1% period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Binding Authority net commissions and fees increased by $37.2 million, or 17.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Underwriting Management net commissions and fees increased by $123.3 million, or 38.2%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the AccuRisk, Castel, US
Assure, Greenhill, and Ethos P&C acquisitions.
The following table sets forth our revenue by type of commission and fees:

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$1,706,781	94.5%	$1,437,239	95.3%	$269,542	18.8%
Supplemental and contingent commissions	58,618	3.2	46,281	3.1	12,337	26.7
Loss mitigation and other fees	40,865	2.3	24,358	1.6	16,507	67.8
Total net commissions and fees	$1,806,264		$1,507,878		$298,386	19.8%

Net commissions and policy fees grew 18.8%, in line with the overall net commissions and fee revenue growth of 19.8%
for the nine months ended September 30, 2024, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed. In aggregate, we experienced stable commission rates period-
over-period.
Supplemental and contingent commissions increased 26.7% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.
Loss mitigation and other fees increased 67.8% period-over-period primarily due increased capital markets activity, certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023, and captive management and other risk management service fees from the placement of alternative risk insurance solutions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $191.5 million, or 19.4%, from $989.3 million to $1,180.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. The following were the principal drivers of this increase:
•Commissions increased $73.3 million, or 15.9%, period-over-period, driven by the 19.8% increase in Net commissions and fees;
•An increase of $22.3 million was driven by Restructuring and related expense associated with the
ACCELERATE 2025 program;
•An increase of $17.2 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions;
•An increase of $16.6 million was driven by Equity-based compensation expense related to both recent grants as well as modification expense of $4.6 million associated with the removal of equity transfer restrictions for an executive officer of the Company; and
•The remaining increase of $62.1 million was driven by (i) the addition of 623 employees compared to the same period in the prior year, and (ii) growth in the business. Overall headcount increased to 4,917 full-time employees as of September 30, 2024, from 4,294 as of September 30, 2023.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
0.2% from 64.0% to 63.8% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $44.9 million, or 22.2%, from $202.6 million to $247.5 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$32.9 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, travel and entertainment, occupancy, and insurance;
•$23.6 million of increased acquisition-related expense associated with recent and prospective acquisitions; and
•These increases were partially offset by an $11.6 million decline in Restructuring and related expense associated with ACCELERATE 2025.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.3% from 13.1% to 13.4% period-over-period.

Amortization
Amortization expense increased by $18.6 million, or 23.5%, from $79.1 million to $97.7 million for the nine months ended
September 30, 2024, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $760.8 million when comparing the balance as of September 30, 2024, to the balance as of September 30, 2023.
Interest Expense, Net
Interest expense, net increased $20.1 million, or 22.3%, from $89.8 million to $109.9 million for the nine months ended
September 30, 2024, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended September 30, 2024, was an increase in debt from recent acquisition activity. For the nine months ended September 30, 2024, the reduction to Interest expense, net related to our interest rate cap was $14.5 million.
For the nine months ended September 30, 2024, and 2023, the reduction to Interest expense, net related to interest income earned on operating cash balances was $19.0 million and $23.0 million, respectively.
Other Non-Operating Loss
Other non-operating loss increased by $18.5 million to a loss of $18.6 million for the nine months ended September 30,
2024, as compared to a de minimis loss in the same period in the prior year. For the nine months ended September 30,
2024, Other non-operating loss consisted of $18.1 million of expense related to term loan modifications and $0.8 million of
TRA contractual interest and related charges offset by $0.4 million of sublease income. For the nine months ended
September 30, 2023, Other non-operating loss included $0.5 million of TRA contractual interest and related charges offset by $0.4 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $24.8 million from $178.7 million to $203.5 million for the nine months ended
September 30, 2024, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $26.6 million from $42.8 million to $16.2 million for the nine months ended
September 30, 2024, compared to the same period in the prior year primarily as a result of $20.7 million of income tax expense recognized as a result of the CCR subsequent to the Socius acquisition in the third quarter of 2023 and $10.9 million of income tax benefit recognized as a result of Equity-based compensation awards vesting in the third quarter of
2024.
Net Income
Net income increased $51.4 million from $136.0 million to $187.4 million for the nine months ended September 30, 2024, compared to the same period in the prior year as a result of the factors described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Current period Net commissions and fees revenue	$588,129	$487,345	$1,806,264	$1,507,878
Less: Current period contingent commissions	(14,842)	(4,487)	(44,741)	(30,624)
Net Commissions and fees revenue excluding contingent commissions	$573,287	$482,858	$1,761,523	$1,477,254

Prior period Net commissions and fees revenue	$487,345	$407,551	$1,507,878	$1,284,459
Less: Prior year contingent commissions	(4,487)	(3,039)	(30,624)	(24,978)
Prior period Net commissions and fees revenue excluding contingent commissions	$482,858	$404,512	$1,477,254	$1,259,481

Change in Net commissions and fees revenue excluding contingent commissions	$90,429	$78,346	$284,269	$217,773
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(33,416)	(16,980)	(87,690)	(28,563)
Impact of change in foreign exchange rates	(196)	(739)	(521)	350
Organic revenue growth (Non-GAAP)	$56,817	$60,628	$196,058	$189,560

Net commissions and fees revenue growth rate (GAAP)	20.7%	19.6%	19.8%	17.4%
Less: Impact of contingent commissions (1)	(2.0)	(0.2)	(0.6)	(0.1)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	18.7%	19.4%	19.2%	17.3%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(6.9)	(4.2)	(5.9)	(2.3)
Impact of change in foreign exchange rates (4)	0.0	(0.2)	0.0	0.0
Organic Revenue Growth Rate (Non-GAAP)	11.8%	15.0%	13.3%	15.0%
(1)Calculated by subtracting Net commissions and fees revenue growth rate from net commissions and fees revenue excluding contingent commissions growth rate.
(2)Calculated by dividing the change in Total net commissions & fees revenue excluding contingent commissions by prior year net commissions and fees excluding contingent commissions.
(3)Calculated by taking the mergers and acquisitions net commissions and fees revenue excluding contingent commissions, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period net commissions and fees revenue excluding contingent commissions.
(4)Calculated by taking the change in foreign exchange rates divided by prior period net commissions and fees revenue excluding contingent commissions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$604,694	$501,938	$1,852,181	$1,544,686
Compensation and benefits expense	$393,249	$329,212	$1,180,825	$989,294
Acquisition-related expense	(3,785)	(1,546)	(5,171)	(3,331)
Acquisition related long-term incentive compensation	(15,775)	(550)	(17,039)	(1,702)
Restructuring and related expense	(5,693)	(11,538)	(35,676)	(13,407)
Amortization and expense related to discontinued prepaid incentives	(1,095)	(1,571)	(3,851)	(4,793)
Equity-based compensation	(17,385)	(8,280)	(39,656)	(23,106)
Initial public offering related expense	(6,074)	(9,327)	(22,008)	(31,029)
Adjusted compensation and benefits expense (1)	$343,442	$296,400	$1,057,424	$911,926
Compensation and benefits expense ratio	65.0%	65.6%	63.8%	64.0%
Adjusted compensation and benefits expense ratio	56.8%	59.1%	57.1%	59.0%
(1)Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”
Adjusted General and Administrative Expense and Adjusted General and Administrative Expense Ratio
We define Adjusted general and administrative expense as General and administrative expense adjusted to reflect items such as (i) acquisition and restructuring general and administrative related expense and (ii) other exceptional or non-
recurring items, as applicable. The most comparable GAAP financial metric is General and administrative expense.
Adjusted general and administrative expense ratio is defined as Adjusted general and administrative expense as a percentage of Total revenue. The most comparable GAAP financial metric is General and administrative expense ratio.
A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to
General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$604,694	$501,938	$1,852,181	$1,544,686
General and administrative expense	$88,684	$69,288	$247,518	$202,595
Acquisition-related expense	(12,560)	(5,790)	(35,779)	(12,196)
Restructuring and related expense	(5,133)	(4,938)	(12,156)	(23,793)
Adjusted general and administrative expense (1)	$70,991	$58,560	$199,583	$166,606
General and administrative expense ratio	14.7%	13.8%	13.4%	13.1%
Adjusted general and administrative expense ratio	11.7%	11.7%	10.8%	10.8%
(1)Adjustments to General and administrative expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”
Adjusted EBITDAC and Adjusted EBITDAC Margin
We define Adjusted EBITDAC as Net income before Interest expense, net, Income tax expense (benefit), Depreciation,
Amortization, and Change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii)
acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable.
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. In 2024, Acquisition-
related expense includes a $4.5 million charge for the nine months ended September 30, 2024, related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from changes to long-term incentive plans associated with acquisitions. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE
2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. See “Note 4, Restructuring” of the unaudited quarterly consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended September 30, 2024, Other non-operating loss was composed of $16.2 million of expense related to a term loan modification and $0.5 million of TRA contractual interest and related charges offset by $0.1 million of sublease income. For the three months ended September 30, 2023, Other non-operating loss included $0.3 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the nine months ended
September 30, 2024, Other non-operating loss consisted of $18.1 million of expense related to term loan modifications and
$0.8 million of TRA contractual interest and related charges offset by $0.4 million of sublease income. For the nine months ended September 30, 2023, Other non-operating loss included $0.5 million of TRA contractual interest and related charges offset by $0.4 million of sublease income. Equity-based compensation reflects non-cash equity-based expense. For the three months ended September 30, 2024, Equity-based compensation included $4.6 million of expense associated with the removal of equity transfer restrictions for an executive officer of the Company. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$604,694	$501,938	$1,852,181	$1,544,686
Net income	$28,643	$15,703	$187,358	$135,977
Interest expense, net	49,388	31,491	109,916	89,840
Income tax expense (benefit)	(8,962)	24,827	16,155	42,772
Depreciation	2,467	2,201	6,820	6,570
Amortization	39,182	29,572	97,711	79,125
Change in contingent consideration	(365)	1,848	813	4,358
EBITDAC	$110,353	$105,642	$418,773	$358,642
Acquisition-related expense	16,345	7,336	40,950	15,527
Acquisition related long-term incentive compensation	15,775	550	17,039	1,702
Restructuring and related expense	10,826	16,476	47,832	37,200
Amortization and expense related to discontinued prepaid incentives	1,095	1,571	3,851	4,793
Other non-operating loss	16,590	67	18,575	37
Equity-based compensation	17,385	8,280	39,656	23,106
IPO related expenses	6,074	9,327	22,008	31,029
(Income) from equity method investments in related party	(4,182)	(2,271)	(13,510)	(5,882)
Adjusted EBITDAC	$190,261	$146,978	$595,174	$466,154
Net income margin	4.7%	3.1%	10.1%	8.8%
Adjusted EBITDAC margin	31.5%	29.3%	32.1%	30.2%

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
Company owned 100% of the LLC.
A reconciliation of Adjusted net income and Adjusted net income margin to Net income and Net income margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Total revenue	$604,694	$501,938	$1,852,181	$1,544,686
Net income	$28,643	$15,703	$187,358	$135,977
Income tax expense (benefit)	(8,962)	24,827	16,155	42,772
Amortization	39,182	29,572	97,711	79,125
Amortization of deferred debt issuance costs (1)	15,402	3,045	21,838	9,125
Change in contingent consideration	(365)	1,848	813	4,358
Acquisition-related expense	16,345	7,336	40,950	15,527
Acquisition related long-term incentive compensation	15,775	550	17,039	1,702
Restructuring and related expense	10,826	16,476	47,832	37,200
Amortization and expense related to discontinued prepaid incentives	1,095	1,571	3,851	4,793
Other non-operating loss	16,590	67	18,575	37
Equity-based compensation	17,385	8,280	39,656	23,106
IPO related expenses	6,074	9,327	22,008	31,029
(Income) from equity method investments in related party	(4,182)	(2,271)	(13,510)	(5,882)
Adjusted income before income taxes (2)	$153,808	$116,331	$500,276	$378,869
Adjusted income tax expense (3)	(40,175)	(29,700)	(130,672)	(96,725)
Adjusted net income	$113,633	$86,631	$369,604	$282,144
Net income margin	4.7%	3.1%	10.1%	8.8%
Adjusted net income margin	18.8%	17.3%	20.0%	18.3%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and nine months ended September 30, 2024, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC. For the three and nine months ended September 30, 2023, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of
4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) per share of Class A common stock – diluted	$0.09	$(0.04)	$0.59	$0.34
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.03)	—	(0.29)	(0.03)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.05	0.10	0.39	0.20
Plus: Adjustments to Adjusted net income (3)	0.31	0.28	0.67	0.54
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.02)	(0.02)	(0.01)
Adjusted diluted earnings per share	$0.41	$0.32	$1.34	$1.04

(Share count in '000)
Weighted-average shares of Class A common stock outstanding – diluted	272,686	115,872	271,283	124,884
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	141,690	—	142,974
Plus: Dilutive impact of unvested equity awards (4)	3,467	15,115	4,445	4,390
Adjusted diluted earnings per share diluted share count	276,153	272,677	275,728	272,248
(1)Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at
Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended September 30, 2024 and 2023, this removes $8.3 million and $(0.1) million of Net income (loss), respectively, on 272.7 million and 115.9 million
Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended
September 30, 2024 and 2023, this removes $78.3 million and $3.8 million of Net income, respectively, on 271.3 million and 124.9 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See
“Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) and vested Class C Incentive units were exchanged for shares of Class A common stock. For the three months ended September 30, 2024 and 2023, this includes $11.1 million and $20.8 million of Net income, respectively, on 272.7 million and 257.6 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30, 2024 and 2023, this includes $106.4 million and $97.8 million of Net income, respectively, on 271.3 million and 267.9 million Weighted-
average shares of Class A common stock outstanding - diluted, respectively. For the three months ended September 30,
2023, 141.7 million weighted average outstanding LLC Common Units were considered dilutive and included in the
257.6 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. For the nine months ended September 30, 2023, 143.0 million weighted average outstanding LLC Common Units were considered dilutive and included in the 267.9 million Weighted-average shares of Class A common stock outstanding -
diluted within Diluted EPS. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 272.7 million and 257.6 million Weighted-
average shares of Class A common stock outstanding - diluted for the three months ended September 30, 2024 and
2023, respectively, and on 271.3 million and 267.9 million Weighted-average shares of Class A common stock outstanding- diluted for the nine months ended September 30, 2024 and 2023, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended September 30, 2024 and 2023, 3.5 million and 15.1 million shares were added to the calculation, respectively. For the nine months ended September 30, 2024 and 2023, 4.4 million were added to the calculation.
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
The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,120.9 million and $848.6 million as of September 30, 2024 and 2023, respectively, and fiduciary receivables of
$2,236.1 million and $1,672.4 million as of September 30, 2024 and 2023, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes.
Of the $235.2 million of Cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2024, $74.7
million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
On September 1, 2020, we entered into the Credit Agreement with leading institutions, including JPMorgan Chase Bank,
N.A., the Administrative Agent, for Term Loan borrowings totaling $1,650.0 million and a Revolving Credit Facility totaling $300.0 million, in connection with financing the acquisition of All Risks, Ltd. Borrowings under our Revolving
Credit Facility are permitted to be drawn for our working capital and other general corporate financing purposes and those of certain of our subsidiaries. Borrowings under our Credit Agreement are unconditionally guaranteed by various subsidiaries and are secured by a lien and security interest in substantially all of our assets.
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
On February 3, 2022, the LLC issued $400.0 million of 8-year Senior Secured Notes. The notes have a 4.375% interest rate and will mature on February 1, 2030.
On April 29, 2022, we entered into the Fourth Amendment to the Credit Agreement on our Term Loan and Revolving
Credit Facility to transition its LIBOR rate to a Benchmark Replacement of Adjusted Term SOFR plus a Credit Spread
Adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively.
On January 19, 2024, we entered into the Fifth Amendment (the “Repricing Amendment”) to the Term Loan’s Credit
Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from
Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.25% and no longer contains a credit spread adjustment. All other material provisions remain unchanged.
On July 30, 2024, the Company entered into the Sixth Amendment to the Credit Agreement, which provided for an increase in borrowing capacity under the Revolving Credit Facility from $600.0 million to $1,400.0 million. The amendment also extended the maturity date of the Revolving Credit Facility to July 30, 2029, and reduced the applicable interest rate from Adjusted Term SOFR plus a margin of 2.50% to 3.00% to Adjusted Term SOFR plus a margin of 2.00%
to 2.50%, based on the first lien net leverage ratio defined in the Credit Agreement.
On September 13, 2024, the Company entered into the Seventh Amendment to the Credit Agreement, which refinanced the existing Term Loan in the aggregate principal amount of $1,588.1 million outstanding as of June 30, 2024, and increased the size of the Term Loan by $111.9 million to $1,700.0 million as of September 30, 2024. In addition to increasing the size of the Term Loan, the Seventh Amendment reduced the applicable interest rate of the Term Loan from Adjusted Term
SOFR plus a margin of 2.75% to Adjusted Term SOFR plus a margin of 2.25% and lowered the 75 basis point floor on
Adjusted Term SOFR to a 0 basis point floor. Upon achievement of a stable (or better) corporate family rating from
Moody’s of Ba3 or better, the applicable interest rate of the Term Loan will be revised to Adjusted Term SOFR plus a margin of 2.00%.
On September 19, 2024, the LLC issued $600.0 million of 8-year Senior Secured Notes. These notes carry a 5.875%
interest rate and will mature on August 1, 2032.
As of September 30, 2024, the interest rate on the Term Loan was 2.25% plus Adjusted Term SOFR.
As of September 30, 2024, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the nine months ended September 30, 2024.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of September 30, 2024 will be $455.1 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the
TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	68,931	5,287	21,365	95,583
Accrued interest	—	—	646	646
Balance at September 30, 2024	$263,599	$91,101	$100,427	$455,127
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of September 30, 2024, were $535.4 million consisting of (i) Exchange Tax Attributes of $310.1 million, (ii) Pre-IPO M&A Tax Attributes of
$107.2 million, and (iii) TRA Payment Tax Attributes of $118.1 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Nine Months Ended September 30, 2024 and 2023
Cash and cash equivalents decreased $519.2 million from $754.4 million at September 30, 2023, to $235.2 million at
September 30, 2024. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2024, were $255.2 million, an increase of $4.9 million compared to the nine months ended September 30, 2023. This increase in cash flows provided by operating activities was driven by an increase in Net income of $51.4 million, an increase of $18.6 million in Amortization, and an increase of $16.3 million in Prepaid and deferred compensation expense offset by the change in Other current and non-current assets and Other current and non-current accrued liabilities of $84.3 million and Deferred income tax expense
(benefit) decline of $34.4 million. The change in Other current and non-current accrued liabilities was primarily driven by an increase in acquisition contingent consideration payments. The change in Deferred income tax expense (benefit) was driven by $20.7 million of Deferred income tax expense from reorganization related to the CCR subsequent to the Socius acquisition in the third quarter of 2023 and $10.9 million of Deferred income tax benefit recognized as a result of Equity-
based compensation award vesting recognized in the third quarter of 2024.
Cash Flows From Investing Activities
Cash flows used for investing activities during the nine months ended September 30, 2024, were $1,286.4 million, an increase of $904.5 million compared to the $381.9 million of cash flows used for investing activities during the nine months ended September 30, 2023. The main driver of the cash flows used for investing activities in the nine months ended
September 30, 2024 was $1,256.7 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $29.7 million of Capital expenditures, compared to $366.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $16.0 million of Capital expenditures for the nine months ended
September 30, 2023.

Cash Flows From Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2024, were $625.3 million, an increase of $657.3 million compared to cash flows used in financing activities of $32.0 million during the nine months ended September 30, 2023. The main drivers of cash flows provided by financing activities during the nine months ended
September 30, 2024 were Proceeds from Senior Secured Notes of $595.2 million, Proceeds from term debt of $107.6 million, and Net change in fiduciary liabilities of $90.7 million offset by Dividends paid to Class A common shareholders of $66.5 million, Tax distributions to non-controlling LLC Unitholders of $65.8 million, Debt issuance costs paid of $16.8 million, Distributions to non-controlling LLC Unitholders of $16.8 million, Repayment of term debt of $8.3 million, and
Payment of accrued return on Ryan Re preferred units of $2.0 million. The main drivers of cash flows used in by financing activities during the nine months ended September 30, 2023, were Tax distributions to non-controlling LLC Unitholders of
$52.6 million, Repayment of term debt of $12.4 million, and the Payment of contingent consideration of $4.5 million offset by the Net change in fiduciary liabilities of $36.8 million.
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
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of September 30, 2024, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2024
Current accrued compensation	$6,452
Non-current accrued compensation	15,649
Total liability	$22,101
Projected future expense	22,660
Total projected future cash outflows	$44,761

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	9,701
2026	2,715
2027	18,390
Thereafter	$13,955
Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
September 30, 2024, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2024
Current accounts payable and accrued liabilities	$44,161
Other non-current liabilities	105,970
Total liability	$150,131
Projected future expense	19,383
Total projected future cash outflows	$169,514

Projected Future Cash Outflows
(in thousands)
2024	$—
2025	45,635
2026	1,826
2027	122,053
Thereafter	$—
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, are included in “Note 1, Basis of Presentation,” to our unaudited consolidated financial statements.
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
Foreign Currency Risk
For the nine months ended September 30, 2024, approximately 4% of revenues were generated from activities in the
United Kingdom, Europe, and Canada. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, Canadian Dollar, British Pound, Euro, Swedish Krona, Danish Krone, and other European currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of September 30, 2024, we had $1,700.0 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of September 30,
2024 and December 31, 2023, as determined based upon information available.
On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of September 30, 2024, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at September 30, 2024	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$235,199	$(2,352)	$2,352
Term Loan principal outstanding (1)	1,700,000	17,000	(17,000)
Interest rate cap notional amount (2)	1,000,000	(10,000)	10,000
Net exposure to Interest expense, net		$4,648	$(4,648)

Cash and cash equivalents held in a fiduciary capacity	1,120,900	11,209	$(11,209)
Net exposure to Fiduciary investment income		$11,209	$(11,209)

Impact to Net income		$6,561	$(6,561)
(1)To the extent SOFR falls below 0.0%, the impact of the change in interest rates is zero.
(2)To the extent interest rates fall below 2.75%, the impact of the change in interest rates is zero.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our annual report on
Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER
PURCHASES OF EQUITY SECURITIES
In connection with the acquisition of minority interests held in subsidiaries of Ryan Specialty Underwriting Managers
International Limited (f/k/a Castel Underwriting Agencies Limited), the Company issued (1) 98,553 shares of the
Company’s Class A common stock on September 13, 2024, to certain of the minority interest holders at a volume weighted average price of $64.46 per share and (2) 10,403 shares of the Company’s Class A common stock on September 20, 2024, to certain of the minority interest holders at a volume weighted average price of $63.73 per share. The issuance was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities
Act”) set forth in Regulation D promulgated under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2024, (i) Mark Katz, Executive Vice President, General Counsel and Corporate
Secretary, adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K)
intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”) on
September 14, 2024 to sell up to 30,000 shares of the Company’s Class A common stock that are either held directly or issuable upon conversion of LLC common units, between the first potential sale date on December 13, 2024 and the expiration of his 10b5-1 Plan on March 31, 2025 and (ii) Nicholas Cortezi, a Director, adopted a 10b5-1 Plan on September
14, 2024 to sell up to 500,000 shares of the Company’s Class A common stock issuable upon conversion of LLC common units between the first potential sale date on December 13, 2024 and the expiration of his 10b5-1 Plan on August 15, 2025.

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

4.4
Indenture, dated as of September 19, 2024, by and among Ryan Specialty, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to
Exhibit 4.1 to the Registrant’s Form 8-K filed on September 19, 2024).

4.5	Form of 5.875% Senior Secured Notes due 2032 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 19, 2024).

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

10.5
Director Nomination Agreement, dated as of July 26, 2021, by and among Ryan Specialty Holdings, Inc., and the other signatories party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-
K filed on July 27, 2021).

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

10.16
Seventh Amendment to the Credit Agreement, dated September 13, 2024, including Exhibit A, a conformed copy of the Credit Agreement, dated as of September 1, 2020, among Ryan Specialty, LLC and JPMorgan
Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended March 30, 2021,
July 26, 2021, August 13, 2021, April 29, 2022, January 19, 2024, July 30, 2024 and September 13, 2024,
filed herewith.

10.17
Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty,
LLC, dated as of July 5, 2023, by and among New Ryan Specialty, LLC, and the other signatories party thereto, (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 03, 2023).

10.18
First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of
New Ryan Specialty, LLC, dated as of April 30, 2024, by and among New Ryan Specialty, LLC, and the other signatories party thereto, (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly
Report on Form 10-Q filed on August 02, 2024).

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
*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on
Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as
amended, except to the extent that the registrant specifically incorporates it by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: October 30, 2024	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)