Form 10-K
period 2024-12-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2025-02-21
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission file number: 001-40645
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
RYAN SPECIALTY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2526344
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
155 North Wacker Drive, Suite 4000 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:312 784-6001
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	RYAN	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2024 (the last day of the Registrant’s most recently completed second quarter) was
$7,023,419,425.
On February 17, 2025, the Registrant had 261,905,901 shares of common stock outstanding, consisting of  125,726,294 shares of Class A common stock,
$0.001 par value, and 136,179,607 shares of Class B common stock, $0.001 par value.
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14 which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2024.

COMMONLY USED DEFINED TERMS
As used in this annual report, unless the context indicates or otherwise requires, the following terms have the following meanings:
•“we”, “us”, “our”, the “Company”, “Ryan Specialty”, and similar references refer: (i) following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Holdings,
Inc., and, unless otherwise stated, all of its subsidiaries, including the LLC, and (ii) prior to the completion of the Organizational Transactions, including our IPO, to the LLC and, unless otherwise stated, all of its subsidiaries.
•“2030 Senior Secured Notes”: The 4.375% senior secured notes due 2030 issued under an Indenture dated February 3, 2022.
•“2032 Senior Secured Notes”: The 5.875% senior secured notes due 2032 issued under an Indenture dated September 19, 2024, as supplemented on December 9, 2024.
•“Adjusted Term SOFR”: Prior to January 19, 2024, the interest rate per annum based on the Secured
Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 10 basis points, 15 basis points, or 25 basis points for the one-month, three-month, or six-month borrowing periods, respectively, subject to a 75 basis point floor. After January 19, 2024, the interest rate per annum based on SOFR, without any credit spread adjustment, subject to a 75 basis point floor. After
September 13, 2024, the interest rate per annum based on SOFR, without any credit spread adjustment, subject to a 0 basis point floor.
•“Admitted”: The insurance market comprising insurance carriers licensed to write business on an
“admitted” basis by the insurance commissioner of the state in which the risk is located. Insurance rates and forms in this market are highly regulated by each state and coverages are largely uniform.
•“All Risks LTIP”: The legacy Long Term Incentive Plan of All Risks Specialty, LLC (f/k/a All Risk,
Ltd.), an insurance specialist providing services in wholesale brokerage and delegated underwriting authority acquired by Ryan Specialty in September 2020.
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
•“Credit Agreement”: The credit agreement dated September 1, 2020, as amended, among Ryan
Specialty, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto.
•“Credit Facility”: The Term Loan and the Revolving Credit Facility.
•“E&O”: Errors and omissions.
•“E&S”: Excess and surplus lines. In this insurance market, insurance carriers are licensed on a “non-
admitted” basis. The excess and surplus lines market often offers carriers more flexibility in terms, conditions, and rates relative to the Admitted market.
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
•“P&C”: Property and casualty insurance.
•“Revolving Credit Facility”: Prior to July 30, 2024, the $600 million revolving credit facility under the Credit Agreement. After July 30, 2024, the $1,400 million revolving credit facility under the
Credit Agreement.
•“Ryan Parties”: Patrick G. Ryan and certain members of his family and various entities and trusts over which Patrick G. Ryan and his family exercise control.
•“SEC”: The Securities and Exchange Commission.
•“Securities Act”: Securities Act of 1933, as amended.
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
•“Term Loan”: Prior to September 13, 2024, the $1,650 million aggregate principal amount senior secured Term Loan B under the Credit Agreement. After September 13, 2024, the $1,700 million in aggregate principal amount senior secured Term Loan B under the Credit Agreement.
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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-
looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,”
“plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, any future dividends, our plans, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our failure to successfully recruit and retain our senior management team, revenue producers or other key employees and to successfully plan and prepare for the succession of our senior management team;
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
•the unsatisfactory evaluation of potential acquisitions or the failure to successfully integrate acquired businesses and/or introduce of new products, lines of business, and/or markets;
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
•our international operations expose us to various international risks, including required compliance with evolving legal and regulatory obligations, that are different, and at times more burdensome, than those set forth in the United States;
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
•the inability to maintain strong growth and generate sufficient revenue to maintain profitability;
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
•the challenges with properly assessing, adapting to, and managing the adoption and use of artificial intelligence and other evolving technologies;
•the economic and political conditions of the countries and regions in which we operate;
•the failure, or take-over by the FDIC, of one of the financial institutions that we use;
•our inability to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices;
•our international operations expose us to various international risks, including exchange rate fluctuations;
•changing expectations over corporate responsibility and stakeholder interests;
•the impact of breaches in security that cause significant system or network disruption or business interruption;
•the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties or as a result of cyber incidents and cyberattacks;
•our inability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients or the failure of technology and automated systems to function or perform as expected;
•the impact of infringement, misappropriation or dilution of our intellectual property;
•the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
•the impact of evolving governmental regulations, legal proceedings, and governmental inquiries related to our business;
•being subject to E&O claims as well as other contingencies and legal proceedings;
•our handling of client funds and surplus lines taxes that exposes us to complex fiduciary regulations;
•changes in tax laws or regulations;
•decreased commission revenues due to proposed tort reform legislation;
•the impact of regulations affecting insurance carriers;
•our outstanding debt potentially adversely affecting our financial flexibility and subjecting us to contractual restrictions and limitations that could significantly affect our ability to operate and manage our business;

•not being able to generate sufficient cash flow to service all of our indebtedness and being forced to take other actions to satisfy our obligations under such indebtedness;
•being affected by further changes in the U.S. based credit markets;
•changes in our credit ratings;
•risks related to the payments required by our Tax Receivable Agreement;
•risks relating to our organizational structure that could result in conflicts of interests between the LLC
Unitholders, the Ryan Parties, and the holders of our Class A common stock; and
•other factors disclosed in the section entitled “Risk Factors” in this Annual Report.
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
i

PART I
ITEM 1. BUSINESS
Overview
Founded by Patrick G. Ryan in 2010, Ryan Specialty is an international specialty insurance service firm that provides specialty products and solutions for insurance brokers, agents, and carriers. We provide distribution, underwriting, product development, administration, and risk management services by acting as a wholesale broker and a managing underwriter with delegated authority from insurance carriers. Our mission is to provide industry-leading innovative specialty insurance solutions for insurance brokers, agents, and carriers.
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
•Retail Insurance Brokers: Global, national, regional, and local retail insurance brokers rely on us to provide expertise in specialty insurance lines and access to the best available coverage options on behalf of insureds. Importantly, unlike some of our competitors, we have no retail operations, freeing us from potential channel conflicts with our retail brokerage trading partners, which has been a cornerstone of our strategy since our founding.
•Carriers: Insurance carriers, ranging from Lloyd’s syndicates to multi-line underwriters and E&S specialists, rely on us to provide them with highly efficient, scaled distribution, specialty brokering and underwriting management expertise, and high-quality insurance products. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.
•Our Employees: Our professionals have extensive knowledge of the industries in which they specialize and the complex insurance products we distribute and underwrite. We provide our employees with trusted retail broker and insurance carrier relationships, proprietary products and innovative solutions, which enable exceptional career advancement opportunities. We believe our reputation for helping our employees advance their careers has made us a destination of choice for many of the most talented insurance professionals in the industry.
Who We Are
We are a specialty insurance intermediary offering wholesale insurance brokerage and delegated underwriting authority solutions, products and services. We are the second-largest U.S. P&C insurance Wholesale Broker and second-
largest U.S. P&C Managing Underwriter according to premium volume as reported in the 2023 Business Insurance broker rankings Special Report. Our distribution network encompasses over 700 individuals directly responsible for revenue generation in either Wholesale Brokerage or Binding Authority (each, a “Producer” and together, the “Producers”) and
Underwriting Managers underwrites over 300 individual products.  Combined this provides us access to over 30,000 retail insurance brokerage firms and over 350 insurance carriers.  We are compensated for providing services primarily by commissions and fees.
Our business was founded to address the growing need for specialists in the increasingly important E&S market. For the year ended December 31, 2024, 78% of the total premiums we placed were in the E&S market. The  E&S market has been driven by the continued emergence of large, complex and high-hazard risks across many lines of insurance. These risks include more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding and convective storms, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business.
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
Based on data from AM Best, the U.S. E&S market (which comprised $116 billion of direct written premium in
2023) has grown at a CAGR of 10.5%, compared to 4.6% for the U.S. Admitted market, between 2010 and 2023. E&S market share as a percentage of total U.S. commercial insurance premium increased from 13.5% in 2010 to 24.2% in 2023.
We believe the higher rate of growth of the E&S market is due to the shift towards complex risks, insulating the E&S market from broader economic trends. We expect that this trend will continue.
2010-2023 Commercial Lines Market Size CAGR1
1 Admitted P&C direct premiums written (""DPW"") calculated as Commercial
Lines direct premium written per S&P Global Market Intelligence, less E&S DPW per AM Best
E&S Market Share Commercial Lines P&C Industry2
2 E&S market share calculated as E&S DPW per AM Best divided by Commercial
Lines DPW from state pages per S&P Global Market Intelligence
We have been able to increase our market share by offering custom solutions and products to better address changing market fundamentals. Historically, smaller wholesale insurance brokers have relied on a go-to-market strategy that is primarily predicated on facilitating access to underwriting capacity. As risks in the E&S market continue to become more complex, increasingly global and higher hazard, simply offering market access to retail insurance brokers is no longer sufficient. We believe that as risks become more complex, the E&S market will continue to become more material, wholesale brokers that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This dynamic will continue the trend of market share consolidation among the wholesale insurance brokers that have these capabilities.
Our growth has been further supported by the rapid consolidation among retail insurance brokers and the consolidation of their wholesaler trading partner relationships. During 2024, retail insurance brokers completed 750 merger and acquisition (“M&A”) transactions according to OPTIS Partners, compared to 782 in 2023, 987 in 2022, 1,034 in 2021, and 795 in 2020. According to Business Insurance, this M&A velocity contributed to the Top 100 retail brokers growing revenue by over 13% in 2023. As retail brokers have become larger, they have looked to establish relationships with fewer, more trusted wholesale brokers. This approach, commonly known as “wholesale panel consolidation,” ensures that the retail brokers have quality, clarity, and consistency across their operations and insurance placement. The trend of wholesale panel consolidation started in 2011 among global retail insurance brokers and was subsequently replicated by middle-
market retail brokers. We believe that retail insurance brokers favor having us on their wholesale panels as a preferred trading partner because we have national scale, top-flight talent, a full suite of product solutions, and are free from channel conflicts with their retail operations. As retail insurance brokers continue to grow and consolidate their wholesale panels, we expect that the amount of premiums we place from these existing retail broker relationships will grow.

Similarly, there has been meaningful consolidation among P&C insurance carriers over the past two decades, including significant commitment to the E&S market by predominantly admitted carriers, along with new entrants focused on the specialty and E&S markets. This carrier consolidation likewise provided more opportunities for a smaller group of well-positioned insurance specialists best equipped to provide the necessary services with the requisite scale and talent.
Our core value proposition to retail insurance brokers and carriers is delivering best-in-class intellectual capital.
Our people are our source of intellectual capital. We have sought to attract, develop, and retain many of the most skilled specialty insurance professionals in the industry. We seek to attract leading talent into our organization by offering a purpose-driven culture, a wide range of opportunities for career advancement and a platform for success through the breadth of our retail insurance broker relationships. We have access to over 30,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers. We have been highly successful in our recruiting and retention efforts and are a destination of choice for top-tier talent. Typically, each cohort of
Producers hired since 2016 has generated revenue which exceeded compensation costs by the end of such cohort’s second full year. Ensuring individual Producer book of business growth is critical for our business as it supports our organic growth, motivates our Producers, and fosters retention. In 2024, our Producer retention rate was 98%. We continue to make significant investments in people. We have formalized our Producer sourcing and development program through the establishment of Ryan Specialty University, allowing us to even more effectively cultivate talent across all specialties. We expect this program will continue to drive growth in the future.
Our Producers are able to offer retail insurance brokers multi-channel access to E&S and Admitted markets through our three Specialties: Wholesale Brokerage, Binding Authority, and Underwriting Management.
•Wholesale Brokerage: Our Wholesale Brokerage Specialty operates predominantly under the brand “RT
Specialty” along with others such as “RT ProExec” and “CERT.” Wholesale Brokerage distributes a wide range and diversified mix of specialty property, casualty, professional lines, personal lines, and workers’
compensation insurance products from insurance carriers to retail brokerage firms. We provide insurance carriers with efficient variable-cost distribution in all 50 states through our extensive relationships with retail brokers. For the years ended December 31, 2024 and 2023, our Wholesale Brokerage Specialty
generated $1,489.1 million in net commission and fees, representing 60.6% of our net commission and fees and $1,319.1 million in net commission and fees, representing 65.1% of our net commission and fees, respectively.
•Binding Authority: Our Binding Authority Specialty operates under the “RT Specialty” and “RT Binding
Authority” brands. Binding Authority provides timely and secure access to our carrier trading partners that have delegated underwriting authority and critical administrative and distribution responsibilities to us through our in-house binding agreements. A significant component of our growth in a majority of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria which allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. For the years ended December 31, 2024 and 2023, our Binding Authority Specialty generated $320.4 million in net commission and fees, representing 13.0% of our net commission and fees and $276.0 million in revenue, representing 13.6% of our net commission and fees, respectively.
•Underwriting Management: Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “Ryan Specialty Underwriting Managers.” Our Underwriting
Management Specialty offers insurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through 39 MGAs and MGUs, which act on behalf of insurance carriers. These carriers have provided us the authority to design, underwrite and bind coverage, and administer policies for specific risks. We also have a National Programs Platform that, together with our MGAs and MGUs, offers commercial insurance for specific product lines or industry classes. Ryan Specialty Underwriting Managers offers a broad distribution platform through a network of retail and wholesale brokers including RT Specialty. For the years ended December 31, 2024 and 2023, our
Underwriting Management Specialty generated $646.2 million in net commission and fees, representing
26.3% of our net commission and fees and $431.6 million in revenue, representing 21.3% of our net commission and fees, respectively.
We have significantly enhanced our human capital, product capabilities and geographic footprint through strategic acquisitions. Since inception, we have partnered with over 55 firms through acquisition. These firms represent a diverse mix of specialties and geographies, allowing us to better service both existing and prospective trading partners. The targets that we acquired in 2024 had revenues for the unaudited twelve-month period prior to acquisition of over $268 million. We are highly selective in our M&A strategy and focus on partners that share our long-term approach, inclusive culture and commitment to integrity and client centricity. We primarily source our acquisitions through proprietary dialogue with potential partners and selectively take part in auction processes in which we believe we have a differentiated approach or value proposition. We take a consistent and disciplined approach to deal structuring and integration in order to best ensure that our partners are positioned to succeed after the acquisition.
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
The key attributes we seek in our acquisition partners are that they have a strong track record of organic revenue growth, have the ability to enhance our market presence, can be accretive to our business, can enhance our talent base, are geographically diverse, provide complementary product lines, and possess a high-quality management team that is aligned with our culture.
We leverage technology to drive both productivity and efficiency.  In 2023, we completed the merger of the binding authority service model, technology platform, and premium scale from the acquisition of All Risk, Ltd, one of our largest acquisitions to date, with our differentiated technology platform, RT Connector.
RT Connector is a digital marketplace through which our retail clients and internal producers can receive quotes and bind policies online. It can produce multiple bindable quotes sourced from high-quality carriers across several risk classes in minutes. In cases when certain risks do not fit into RT Connector’s highly automated underwriting criteria, the retail insurance broker is automatically directed to our Producers and underwriters for more traditional placement methods.
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
Our financial performance reflects the strength of our strategy and business model, including a 21.1% and
20.4% increase in revenue for the years ended December 31, 2024 and December 31, 2023, respectively. This rapid pace of growth was accompanied by Diluted earnings per share of $0.71  and $0.52 in 2024 and 2023, respectively. Our Adjusted diluted earnings per share increased from $1.38 in 2023 to $1.79 in 2024. Please see “Note 12, Earnings Per Share” in the
footnotes to the Consolidated Financial Statements in this Annual Report for additional information. Adjusted diluted earnings per share is a non-GAAP metric. For a reconciliation of Adjusted diluted earnings per share to its most directly comparable GAAP metric, Diluted earnings (loss) per share, please see “Management’s Discussion and Analysis of
Financial Condition and Results of Operation – Non-GAAP Financial Measures and Key Performance Indicators”
included elsewhere in this Annual Report.
Industry Overview
As a wholesale distributor, we operate within the broader P&C insurance distribution market, which comprises both wholesale insurance brokers and retail insurance brokers. Wholesale and retail insurance brokers facilitate the placement of P&C insurance products in both the E&S and Admitted markets.
P&C Insurance Market
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted or “standard” market and the E&S market. Approximately 76% of U.S. premiums are generated through the Admitted market, which has highly regulated rates and policy forms. As a result, products in the Admitted market are relatively uniform in price and coverage. According to data from AM Best, the E&S market comprised $116 billion of direct written premium in 2023. In the E&S market, insurance carriers have more flexibility to customize rates and coverage. This flexibility facilitates the underwriting of risks which are characterized by a complex profile, unique nature, size or are otherwise difficult to place. The overall top five U.S. writers of E&S products in 2023 included: Berkshire Hathaway Inc.,

American International Group, Inc., Fairfax Financial Group, Markel Corporation, and W.R. Berkley Corporation, with whom we maintain meaningful relationships. Lloyd’s, which represents a market of 86 syndicates, is also a prominent player in the E&S space and approximately 17% of 2023 E&S premiums in the United States was for insurance coverage placed in the Lloyd’s market according to AM Best.
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
Wholesale Insurance Distribution Market
The wholesale insurance distribution market enhances efficiencies for both retail insurance brokers and insurance carriers. Retail insurance brokers rely on wholesale distributors, such as ourselves, to assist in securing insurance coverage for complex or specialty risks. The primary market for these insurance placements is the E&S market, where retail insurance brokers often must utilize wholesaler distributors who have distinct expertise and execution capabilities with specialized carriers. According to AM Best, from 2019 to 2023, wholesalers were involved in placing on average 84%
of annual E&S premiums. E&S insurance carriers rely on wholesale insurance distributors for product expertise and distribution capabilities. By leveraging Ryan Specialty as a wholesale distributor, E&S insurance carriers are able to access a national network that includes over 30,000 retail insurance brokerage firms in a highly efficient manner, while simultaneously enhancing the quality of policy submissions by using a knowledgeable counterparty. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.
Wholesale distributors, who are typically compensated through commissions paid on insurance policies placed on behalf of retail insurance brokers, share a portion of these commissions with the retail insurance broker and recognize revenue on a net basis. Wholesale distributors can also receive fees in addition to commissions for placing certain insurance policies. Wholesale distributors generally utilize one of three methods to place insurance risks into the E&S market:
•Wholesale brokerage: 49% of 2023 E&S premiums were placed by wholesale insurance brokers without binding authority, according to AM Best. This method, also referred to as “open brokerage,” is most similar to our Wholesale Brokerage Specialty and includes a wide range and diversified mix of products.
•Program manager, MGA/MGU: 21% of 2023 E&S premiums were placed by program managers, including
MGUs and MGAs, according to AM Best. This method is most similar to our Underwriting Management
Specialty and allows wholesale distributors to underwrite coverage on behalf of an insurance carrier for a specific type of risk, with relatively expansive delegated authority subject to agreed-upon guidelines and limits.
•Wholesale brokerage with binding authority: 9% of 2023 E&S premiums were placed by wholesale insurance brokers with binding authority, according to AM Best. This method is most similar to our
Binding Authority Specialty and utilizes in-house binding agreements, with a relatively limited scope of delegated authority, to facilitate rapid execution.

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
Compete with best-in-class intellectual capital and drive consistent innovation: Historically, wholesale distributors simply provided retail insurance brokers with E&S market access. We believe this practice is an antiquated go-
to-market approach. The inherent weakness of this model has been illuminated as retail insurance brokers have consolidated and the risks placed into the E&S market have grown larger, have become more complex and are higher hazard. We are able to thrive by not just providing market access, but by also constantly offering differentiated and innovative solutions. Our professionals have extensive industry experience and deep product knowledge, allowing us to develop bespoke solutions in addition to providing distribution. By harnessing our collective knowledge, creativity, and relationships, we offer our clients and trading partners the expertise necessary to pursue new industries and new opportunities in an increasingly complex world. In order to foster our culture of innovation, we focus on recruiting, retaining, and developing the best-in-class wholesale professionals in the industry.
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
Collaborative relationships with insurance carriers: We align with our carrier trading partners, providing them with access to specialized and often proprietary binding authority and underwriting management capabilities, broad distribution and deep industry expertise.  We provide our carrier trading partners with a durable value proposition with a commitment and ongoing investment in talent, technology, and governance. We offer 39 MGAs/MGUs and our National
Programs Platform which together offer commercial insurance for specific product lines or industry classes. The diversity of our offerings enables our carrier trading partners to cost-efficiently access new risk classes in a timely manner, including on a delegated authority basis. We believe our carrier relationships are built on trust, industry credibility, and our ability to deliver attractive underwriting results, growth, and scale over the long term. Our success is evident through our ability to attract and retain industry leading specialized underwriting talent, develop new products and capabilities, onboard additional capacity, and deepen relationships across our carrier trading partners. We work with the largest insurance carriers in the E&S industry, which have consistently provided us long-term capital support. We are trading partners with each of the top 25 U.S. E&S insurance carriers as ranked by AM Best, numerous Lloyd’s syndicates, U.K. and other international insurance companies. As a reflection of the strength of these relationships, our carrier trading partners will refer acquisition candidates to us, or proactively engage with us to develop new programs.
Comprehensive, full service product offering: Our success has been driven by our ability to provide broad and innovative product offerings that continue to meet the needs of our trading partners, regardless of complexity or risk profile. To provide this comprehensive level of service, we have developed a full suite of products, relationships, and capabilities. Our Wholesale Brokerage Producers are highly regarded for their ability to procure coverage for the largest, most complex, and high-hazard risks. Our Wholesale Brokers are able to place policies for challenging risks such as coastal properties, kidnap and ransom exposures, hospitals, trucking fleets and commercial transportation liability, large construction projects, large apartment schedules, and waste haulers. Our Binding Authority Producers are renowned for their ability to quickly bind smaller accounts with unique attributes. Our Underwriting Management Specialty offers retail and wholesale brokers a wide assortment of risk solutions for highly specialized insurance coverage needs, such as:
renewable energy, construction, cyber, builder’s risk, transportation, transactional risk, long-term care facilities, complex manufacturing facilities, and catastrophe-exposed properties. Our comprehensive suite of products and services and our broad geographic footprint allow us to place coverage for nearly any risk brought to us by the over 30,000 retail insurance brokerage firms with which we do business. We believe that it would be difficult for a new entrant to replicate the intellectual capital behind the breadth and depth of our product offerings.
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
Visionary, iconic, and aligned leadership team: We were founded by Patrick G. Ryan, a widely respected entrepreneur and global insurance leader who previously founded Aon, one of the largest global retail insurance brokers, and who served as Aon’s Chairman and/or CEO for 41 years. Mr. Ryan served as our Chairman and CEO from our founding through the implementation of our executive succession plan, which took effect on October 1, 2024. Mr. Ryan now serves as our Executive Chairman remaining part of our executive management team and continuing as Chairman of the Board. Timothy W. Turner succeeded Mr. Ryan as our CEO effective October 1, 2024, after serving as our President since our IPO and leading RT Specialty since our founding.  Mr. Turner began his career in the insurance industry in 1987 and, prior to joining Ryan Specialty, he was with CRC Insurance Services, Inc. for 10 years and was its President at the time of his departure. Messrs. Ryan and Turner are joined by an experienced leadership team, each member of which has significant experience in the wholesale distribution market. Our management team and employees also have significant alignment with stockholders. As of December 31, 2024, we had over 700 employee stockholders, including all of our top
50 Producers. Our management team and employees remain committed to our vision of market leadership by providing differentiated intellectual capital, building trusted relationships, and pioneering risk solutions.
Our Strategy
We intend to grow our business by pursuing the following strategies:
Attract, retain, and develop human capital: Our people are the key to our success, so we have long focused on attracting and developing the most talented professionals in the industry. Since the beginning of 2018, we have recruited
107 Producers who are now responsible for $1.0 billion of annual premiums (figures exclude Producers who are not associated with a discrete book of business). We have formalized our talent sourcing and development program through our commitment to Ryan Specialty University. This development platform allows us to cultivate talent across all levels and specialties. We are able to retain new and tenured employees alike by offering unprecedented market access, supporting
Producers in growing their books and providing broad opportunities for rapid career advancement within our organization.

For example, in 2024 and 2023, 78% and 81%, respectively, of our Producers grew their book of business. Our ability to retain top talent is a core objective of our strategy, exemplified by the fact that from 2020 through 2024 our annual retention rate has been 97% or greater.
Lead with innovation in an ever-changing market: We believe that change is inevitable and necessary. We further believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets. Accordingly, our business is built to respond to rapidly shifting market conditions by constantly looking for ways to broaden and enhance our product offerings. For example, many of our 12 de novo MGUs were formed to respond to emerging risks such as life sciences (LifeScienceRisk), renewable energy (PERse®), excess commercial general liability (Emerald Underwriting Managers), builder’s risk (TRU), and personal lines (Verdant). We developed Ryan Re Underwriting Managers, LLC (“Ryan Re”) to serve as an MGU in collaboration with Nationwide to create new opportunities for both organizations to grow their presence in the specialty lines market, which in turn expanded the reach of our underwriting management services into the reinsurance market. We created RT Connector to be a unique technology entrant into the E&S space. RT Connector allows us to better serve retail insurance brokers by placing their smaller-premium accounts efficiently, evaluating more of their submissions rapidly, and binding more policies for them cost-effectively. We believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets.
In 2022, we acquired Keystone Risk Partners, representing our entrance into the alternative capital market and captive management business. Keystone advances our mission, allowing us to better serve our retail brokers to find innovative solutions for their clients. It also represents a niche growth opportunity in E&S to build and design coverage structures for some of the most complex risks, while allowing insureds greater control over their long-term insurance costs.
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
In 2024 we completed seven acquisition that we believe significantly increased our underwriting management total addressable market in both the U.S. and internationally. These acquisitions brought us seasoned management teams that enhance our ability to bring new product innovation to market, proprietary technology that will provide us a competitive edge into the future, and additional product offerings that serve to diversify the existing portfolio contained in our Underwriters Managers Specialty.
We have identified the following markets as near-term potential growth opportunities: alternative risk offerings, employee benefits, nursing homes and other long-term care facilities, transportation, life-sciences, public entities and municipalities, sports and entertainment venues, high net worth property, and New York construction and habitational spaces.
Pursue strategic acquisitions and align interests to enhance the network effect: Since our inception, we have a history of successfully executing and integrating acquisitions across a diverse mix of specialties and geographies.
Our acquisition strategy is centered on increasing our intellectual capital, distribution reach, and product capabilities, which mutually reinforce one another. We take a consistent and disciplined approach to deal structuring and integration in order to ensure both that our partners are positioned to succeed after the acquisition and interests are aligned between ourselves and our new teammates. When we acquire Wholesale Brokerage businesses, they gain access to over 30,000 retail insurance brokerage firms, including preferred relationships with substantially all of the top 100 retail insurance brokers and exclusive product capabilities. When we acquire Underwriting Managers, they gain access to our wholesale Producers, deep carrier relationships, and visionary leadership. As we continue to grow, these positive network effects become stronger. The connectivity among our Specialties, as well as with key trading partners, enhances the value of our platform to recruited Producers and presents a highly attractive value proposition to acquisition partners.
Deepen and broaden our relationships with retail broker trading partners: Retail insurance brokers have multiple wholesale distribution relationships, even those that have consolidated their wholesale panels. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2024, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our 2024 organic revenue growth rate of 12.8%. Key to deepening our relationships with retail insurance brokers will be expanding our product offerings and enhancing our geographic footprint through organic initiatives, continued producer hires, and strategic acquisitions. In addition to deepening our relationships with existing clients, we will continue to broaden our footprint by establishing new retail broker trading partner relationships. Beyond the traditional wholesale P&C opportunities, we also expect to continue to expand our alternative risk offerings and our wholesale employee benefits specialty.
Build the most comprehensive international delegated authority business: We believe that both M&A consolidation and panel consolidation are in nascent stages for Binding Authority. We believe that both M&A consolidation and the use and reliance on scaled delegated Underwriting Management will continue to grow. National scale in E&S distribution, underwriting expertise, and broad access to carrier capacity are key to building a cohesive binding authority platform. With a nationally scaled binding authority operation, as well as the capabilities existing within our
Underwriting Management Specialty, we expect to be able to comprehensively address the opportunities in the delegated authority market, which represented 29% of E&S premiums in 2023 according to AM Best.
Invest in operations, invest in growth: We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market. These investments include core operational functions, ongoing new hire efforts, a visionary management team, and a robust acquisition integration effort. In addition, we have amassed a large underlying data set based on the over 1.0 million total policies bound annually. We expect to leverage this data set to further refine our pricing models, enhance our placement advice, and increase our efficiency. Even while deliberately making these investments, we have been able to generate substantial cash flow and drive operating leverage. We have historically used our cash flow to invest in the business and fund acquisitions. We expect to continue fortifying our platform to support future expansion and sustain significant organic growth.
Our Specialties
Wholesale Brokerage
Our Wholesale Brokerage Specialty is primarily focused on specialty insurance products that retail brokers and carriers have difficulty placing on their own due to the unique nature or size of the risk. Our Wholesale Brokerage professionals are creative and highly skilled problem solvers, assisting retail insurance brokers in crafting customized solutions. We pride ourselves on providing strategic advice, from coverage strategy and conception all the way through claims activity. To achieve optimal client outcomes, our professionals utilize both their expertise and our leading capabilities and resources. For the year ended December 31, 2024, our Wholesale Brokerage Specialty generated $1,489.1 million in net commission and fees, representing 60.6% of our total net commission and fees. Wholesale Brokerage operates predominantly under the brand “RT Specialty.”
Our Wholesale Brokers distribute a wide range and diversified mix of specialty insurance products from insurance carriers to retail insurance brokerage firms. Our largest distribution channels include (among others):
•Property coverages: Real Estate (Condos, Vacant Property), Catastrophic Exposures (Coastal Wind,
Flood, Wildfire, Earthquake, Terrorism), Specialized Coverage (Deductible Buy-Backs, Large Deductible
Placements), Builder’s Risk, Distribution / Warehousing, Group Programs, Healthcare Risks.
•Casualty coverages: Construction (Project Specific, Residential and Commercial Contractor), Real Estate
(Habitational / OL&T / Lessors Risk), Life Sciences, Healthcare, Environmental, Primary and Excess Auto,
Political Risks, Product Liability/Manufacturing Risks, Hospitality/Liquor Liability, Public Entities.
•Professional & Executive Liability coverages: Private Company Management Liability, Public Company
Directors and Officers Liability, Financial Institutions Management Liability, Not-For-Profit Organization
Management Liability, Crime / Kidnap / Ransom, Privacy Liability and Network Security, Errors and
Omissions Liability, Medical Professional Liability.
•Transportation coverages: Local and Long-Haul Trucking, Haz-Mat Haulers, Contractors Fleets, Home
Delivery, Non-Emergency Medical Transport, Waste Haulers, Auto Haulers.
•Personal Lines coverages: Homeowners (Condo Unit Owner, Contents In-Storage, High Value
Homeowners, Home-Based Business Product, Manufactured Homes), Farm & Ranch, Flood, Recreational
(Collector Vehicle, All Terrain, Snowmobile, Watercraft).
Our Wholesale Brokerage Specialty has extensive relationships with blue-chip insurance carriers and retail insurance brokers. With regard to entities that our Wholesale Brokerage Specialty has a relationship with, there are no material concentrations in retail insurance brokers (top five: 26.9% of 2024 revenue), insurance carriers (top five: 20.9% of
2024 revenue - excluding all Lloyd’s syndicates combined), or internal Producers (top five: 14.8% of 2024 revenue). These concentration statistics reflect both Wholesale Brokerage and Binding Authority Specialties, as many producers utilize both placement strategies. During 2024, we conducted business with thousands of retail brokerage firms, including substantially all of the 100 largest United States retail brokers as identified by Business Insurance in 2023. We also work with small to mid-size retail brokerage firms that do not have direct access to certain of the insurance carriers with which we do business.
We continue to benefit from the consolidation of wholesale broking relationships by many retail brokers due to our expertise, execution, and absence of conflicts with most retail brokers’ core businesses.
Binding Authority
We believe our Binding Authority Specialty to be among the largest binding authority platforms in the nation.
For the year ended December 31, 2024, our Binding Authority Specialty generated $320.4 million in net commission and fees, representing 13.0% of our total net commission and fees. Our Binding Authority Specialty also operates under the brands “RT Specialty” and “RT Binding Authority.”
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
Our Binding Authority Producers distribute a broad scope of insurance solutions to our retail agent and broker trading partners. Our industry distribution channels include (among others):
•General Liability: Manufacturing, Contractors, Habitational, Hospitality, Building
Owners and Lessors, Sales/Service, and Special Events.
•Property: Vacant, Coastal, Distressed, Wildfire Exposed, Warehouse, Habitational, and
Difference in Condition.
•Transportation: Primary and Excess Auto Liability, Business Auto & Public Auto,
Auto Physical Damage, Trailer Interchange, and Contingent Liability and Cargo.
•Other: Workers’ Compensation, Liquor Liability, Farm and Ranch, Builder’s Risk,
Inland Marine, Motor Truck Cargo, and Crime.
Underwriting Management
Underwriting Management offers insurance carriers cost-effective, specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGAs and MGUs, which act on behalf of insurance carriers that have given us relatively broad authority to underwrite and bind coverage, as well as critical product design, administrative and distribution responsibilities, for specific risks, and (often proprietary) National Programs that offer commercial and personal insurance for specific product lines or industry classes. Professionals in the Underwriting
Management Specialty often have a meaningful percentage of their compensation tied to underwriting performance to align interests with those of our carrier trading partners. In 2024, we completed agreements for the acquisition of entities or assets of seven companies that significantly increased our MGA/MGU footprint internationally and added to our MGA/
MGU and National Programs offerings and capabilities domestically. For the year ended December 31, 2024, our
Underwriting Management Specialty generated $646.2 million in net commission and fees, representing 26.3% of our total net commission and fees.
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

Our Recent Acquisitions
On May 1, 2024, the Company completed the acquisition of MGU platform Castel Underwriting Agencies
Limited. Castel is headquartered in London, England with additional offices and/or operations in the Netherlands, Belgium, and Singapore.
On August 30, 2024, the Company completed the acquisition of US Assure Insurance Services of Florida, Inc.,
("US Assure") a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida.
On September 1, 2024, the Company completed the acquisition of certain assets of Greenhill Underwriting
Insurance Services, LLC, an MGU focused on the allied health industry headquartered in Houston, Texas.
On September 13, 2024, the Company completed the acquisition of the Property and Casualty MGUs owned by
Ethos Specialty Insurance, LLC, composed of eight programs which underwrite on behalf of insurance carriers.
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment
Insurance, Inc., an MGU focused on sports, leisure, and entertainment risks based in Carmel, Indiana.
On October 2, 2024, the Company completed the acquisition of certain assets of the European MGA, Geo
Underwriting Europe BV, a financial lines MGA based in Rotterdam, Netherlands with operations in Germany.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners, a portfolio of seven MGUs with lines of business that include environmental, transactional liability, US and international financial lines, professional liability for lawyers, commercial auto liability, and UK professional indemnity and P&C.  Innovisk is headquartered in London, England.
Seasonality
Our Wholesale Brokerage and Binding Authority Specialties typically experience higher revenues in the second and fourth calendar quarters of each year, primarily due to the timing of policy renewals. Our Underwriting Management
Specialty typically experiences higher revenues in the fourth quarter, primarily due to the timing of policy renewals.
Clients
The insureds served by our clients operate in many businesses and industries throughout the United States, the
United Kingdom, Europe, Canada, and certain other countries in which our subsidiaries operate. Our clients are retail brokers and agents, other intermediaries, and insurance carriers.  The top five retail brokers in the United States account for
21.8% of our revenue, and no single retail broker accounted for more than 8.8% of total revenue in 2024. No carrier accounted for more than 6.9% of total revenue in 2024 (excluding all Lloyd’s syndicates combined).
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
Regulation
Licensing
Our business activities are subject to licensing requirements and extensive regulation under the laws of the countries, provinces, and states in which we operate. Regulatory authorities in the jurisdictions in which our operating subsidiaries conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters.
Under the laws of most states in the United States, Canadian Provinces, and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking the licenses of producers, brokers, and agents to transact business in such jurisdiction. The operating terms may vary according to the licensing requirements, which may require that a firm operate in the jurisdiction through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the United States. In the United Kingdom some subsidiaries are regulated by governmental agencies including the Financial Conduct Authority (“FCA”) with additional licensing and regulatory oversight from the
Lloyd’s insurance market.
Excess and Surplus Compliance
The U.S. E&S market generally provides insurance for businesses that are unable to obtain coverage from
Admitted insurance carriers because of their high or complex risk profile or the unique nature or size of the risk. The surplus lines transaction is facilitated through a licensed and regulated surplus lines broker. It is the licensed surplus lines broker that is responsible for: (i) selecting an eligible surplus lines insurer; (ii) reporting the surplus lines transaction to insurance regulators; (iii) remitting the premium tax due on the transaction to state tax authorities; and (iv) assuring compliance with all the requirements of the surplus lines codes. State surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees, and other applicable charges on such business. Surplus Lines brokers are often subject to special licensing, surplus lines tax, and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these
Surplus Lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several hundred thousand dollars.
Fiduciary Funds
Insurance authorities in the United States, United Kingdom, and certain other jurisdictions in which our subsidiaries operate have also enacted laws and regulations governing the retention and investment of funds, such as premiums, claims proceeds and premium taxes, held in a fiduciary capacity for others. These laws and regulations, as well as certain contractual arrangements with some of our carrier trading partners, generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
Broker Compensation
Some states permit insurance agents and brokers to charge policy fees, while other states limit or prohibit this practice. Many states regulate to some degree the fees that may be charged by brokers. In recent years, several states considered new legislation or regulations regarding the compensation of brokers by insurance carriers. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with clients.
Privacy and Data Security
U.S. Federal law and the laws of many states require financial institutions and entities involved in health care insurance to protect the privacy and security of personal information. Many of these laws require notice about policies and practices relating to collection and disclosure of personal information and regulate its retention, use, disclosure, and disposal. Many states have adopted strict cybersecurity laws and regulations requiring that we adopt security standards to protect personal information and provide notification of cybersecurity incidents under certain circumstances. In addition, we are also subject to laws granting individuals the right to access, amend, or delete their personal data. Regulators and legislators have taken additional action to regulate artificial intelligence and automated decision-making that uses personal information and affects individuals. Regulators are also expected to step up enforcement of existing privacy law.  A major revision to the Health Insurance Portability and Accountability Act security rule has been proposed that, if adopted, would enhance the cybersecurity protections required for personal health information.
The European Union’s General Data Protection Regulation (the “EU GDPR”) imposes a range of compliance obligations and provides for financial penalties for noncompliance.  The EU GDPR extends to all companies processing data of EU residents, regardless of where the regulated entity is located. Following the implementation of the EU GDPR, other jurisdictions have amended, or have proposed to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the safe transfer of personal data to most other jurisdictions. The U.K. has implemented various legislation focusing on data protection and privacy, including the U.K. Data Protection Act which mirrors the EU GDPR, and provides for extensive fines for noncompliance.
Competition
The wholesale brokerage, binding authority and underwriting management businesses are highly competitive and very fragmented, although there are a limited number of truly national players. Our main competitors are national insurance wholesale brokers, as well as numerous specialist, regional, and local firms in almost every area of our business.
We also compete with insurance and reinsurance carriers that market and service their insurance products without the assistance of brokers or agents. Competition also comes from other businesses that do not fall into the categories above, including commercial and investment banks and consultants that provide risk-related services and products.
Key competitive factors in our market include:
•expertise and intellectual capital;
•market access and/or product availability; and
•client service.
We believe that we compete favorably on these factors.
Human Capital Management
Our culture is the foundation of everything we do. Our employees are our greatest asset, and we strive to foster a productive and empowering work environment that embodies our core values: Integrity, Client Centricity, Teamwork,
Meritocracy, Inclusion, Empowerment, Innovation, and Courage. Our key differentiators are not only our talent and expertise but also the creativity and execution we deliver on behalf of our clients. Our commitment to attracting, developing, and retaining top industry talent to assist our clients is matched only by our entrepreneurial spirit and passion for excellence.
As of December 31, 2024, we employed approximately 5,250 people with 130 offices across the United States, the United Kingdom, Europe, Canada, India, and Singapore. We also engage temporary employees and consultants and none of our employees are represented by unions. We offer competitive compensation and benefits programs to attract and retain top talent. We have high employee engagement and ownership, low turnover and consider our current relationship with our employees to be very good.
Ryan Specialty is committed to building, growing, and sustaining a diverse workforce, reflective of society throughout the entirety of the organization. Our values reflect a culture of meritocracy that is inclusive and equitable, and where every employee is recognized and assessed based on their performance and contributions. We strive to protect the invaluable attributes of meritocracy in our culture, and are committed to purposefully reinforcing and refining our culture, through DEI initiatives and otherwise, so that our Company, and our industry, can reap the vast benefits of diversity. Our values set the foundation for a workplace where people can be their best self and do their best work; but more importantly, we harness our differences and similarities to better serve our clients, trading partners, workforce, and communities.
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
Risks Related to Our Business and Industry
•our failure to successfully recruit and retain our senior management team, revenue producers or other key employees and to successfully plan and prepare for the succession of our senior management team;
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
•the unsatisfactory evaluation of potential acquisitions or the failure to successfully integrate acquired businesses and/or introduce of new products, lines of business, and/or markets;
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
•our international operations expose us to various international risks, including required compliance with evolving legal and regulatory obligations, that are different, and at times more burdensome, than those set forth in the United States;
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
•the inability to maintain strong growth and generate sufficient revenue to maintain profitability;
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
•the challenges with properly assessing, adapting to, and managing the adoption and use of artificial intelligence and other evolving technologies;
•the economic and political conditions of the countries and regions in which we operate;
•the failure, or take-over by the FDIC, of one of the financial institutions that we use;
•our inability to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices;
•our international operations expose us to various international risks, including exchange rate fluctuations;
•changing expectations over corporate responsibility and stakeholder interests;
Risks Related to Intellectual Property, Data Privacy and Cybersecurity
•the impact of breaches in security that cause significant system or network disruption or business interruption;
•the impact of improper disclosure of confidential, personal or proprietary data, misuse of information by employees or counterparties or as a result of cyber incidents and cyberattacks;
•our inability to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients or the failure of technology and automated systems to function or perform as expected;
•the impact of infringement, misappropriation or dilution of our intellectual property;
•the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
Risks Related to Legal and Regulatory Issues
•the impact of evolving governmental regulations, legal proceedings, and governmental inquiries related to our business;
•being subject to E&O claims as well as other contingencies and legal proceedings;
•our handling of client funds and surplus lines taxes that exposes us to complex fiduciary regulations;

•changes in tax laws or regulations;
•decreased commission revenues due to proposed tort reform legislation;
•the impact of regulations affecting insurance carriers;
Risks Related to Our Indebtedness
•our outstanding debt potentially adversely affecting our financial flexibility and subjecting us to contractual restrictions and limitations that could significantly affect our ability to operate and manage our business;
•not being able to generate sufficient cash flow to service all of our indebtedness and being forced to take other actions to satisfy our obligations under such indebtedness;
•being affected by further changes in the U.S. based credit markets;
•changes in our credit ratings;
Risks Related to Our Organizational Structure and our Class A Common Stock
•risks related to the payments required by our Tax Receivable Agreement; and
•risks relating to our organizational structure that could result in conflicts of interests between the LLC
Unitholders, the Ryan Parties, and the holders of our Class A common stock.
These and other risks are more fully described below. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.
Risks Related to Our Business and Industry
If we fail to successfully recruit and retain our management team, revenue producers, including wholesale brokers and underwriters, and other key employees, and plan and prepare for the succession of our senior management, we may not be able to execute our business strategy.
Our success depends on our ability to attract, retain and develop skilled and experienced personnel. There is significant competition within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. If we are not able to successfully attract, retain, develop and motivate our employees, and plan and prepare for the succession of our senior management, our business, financial results and reputation could be materially and adversely affected. Our success and future performance depend in part upon the continued services of our executive officers, senior management, and other highly skilled personnel. In 2024, we effectuated our management transition plan involving our Chief Executive Officer, President and Chief Financial Officer. Effective management of future succession planning, including succession plans for our current CEO and other senior management positions, is important for the continued success of the Company. Inadequate succession planning, and the execution thereof, could have an adverse effect on our business, results of operations, financial condition and liquidity.
The loss of personnel who manage important client and carrier relationships for our products could adversely affect our operations and execution of our future growth strategies. Competition for revenue producers including wholesale brokers and underwriters is intense. Our ability to recruit and retain these professionals is critical to the success of our business. We cannot provide assurance that any of the wholesale brokers or underwriters who leave our firm will comply with the provisions of their employment and stock grant agreements that preclude them from competing with us or soliciting our clients and employees, or that these provisions will be enforceable under applicable law or sufficient to protect us from the loss of any business.
The law governing non-compete agreements and other forms of restrictive covenants varies from state to state with some states permitting very limited use of non-compete clauses and others allowing greater degrees of enforceability of the types of restrictive covenants we utilize. Additionally, on April 23, 2024, the U.S. Federal Trade Commission
(“FTC”) passed a final rule that would have largely prohibited employers from using non-compete agreements. On August
20, 2024, the Northern District of Texas set aside the FTC’s rule as unlawful. The court found that the FTC exceeded its statutory authority in creating the rule and that the rule was arbitrary and capricious. The FTC has expressed an interest in appealing the decision, but it is unclear what, if any, action it will take. Further, we do not have employment, non-

competition, non-solicitation of business or non-acceptance of business agreements with all of our wholesale brokers and underwriters and most of our employment agreements are on “at-will” terms. We may not be able to retain or replace the business generated by key personnel who leave our firm.
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
Historically, wholesale brokers and other wholesale distributors have been involved in a very high percentage of risks placed in the E&S market. In addition to the potential for retail brokers developing their own wholesale distribution channels or choosing to work with wholesale distributors other than us, retail brokers often might prefer to place business directly with insurance carriers, without the involvement of a wholesaler. There is a risk to our business that insurance carriers will accommodate the retail broker’s preference to place business directly with the E&S insurer rather than through a wholesale broker or other wholesale distributor.
In the future, we may have a reduced number of insurance carriers or retail brokers with which we trade or derive a greater portion of our commissions and fees from a more concentrated number of insurance carriers, retail brokers or other trading partners as our business and the insurance industry evolve. The top five  insurance carriers (excluding all
Lloyd’s syndicates combined) for which we place business represented an aggregate of 21.8% and 22.7% of our revenues for the years ended December 31, 2024 and 2023, respectively. The top five retail brokers with which we place business represented 25.7% and 27.6% of our revenues for the years ended December 31, 2024 and 2023, respectively. Should our dependence on a smaller number of insurance carriers, retail brokers or other trading partners increase, whether as a result of the termination of relationships, consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance companies or retail brokers dominate a geographic area, lines of business or market segment. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, financial condition and results of operations.
We depend, to a large extent, on our relationships with all of our trading partners and our reputation for high-
quality advice and solutions. If a trading partner is not satisfied with our services, it could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients or potential clients.
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
As part of our role in distributing insurance products and services, we rely upon trusted trading partners to provide risk-bearing insurance capital, collect and transmit funds, and to provide other products and services. If one or more of these trading partners, whether negligently or intentionally, fails to provide the risk-bearing insurance capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages and reputational harm. During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses arising from the original placements. For additional discussion, see “Note 16—Commitments and Contingencies” in the footnotes to the consolidated financial statements in this Annual Report.
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
Our business strategy includes plans to continue to make acquisitions and we face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, geographies and markets.
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
In addition, many of the businesses that we acquire and develop will likely have smaller scales of operations prior to integration into the Company. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected. Many of these companies may not have robust controls, procedures and policies typical of a U.S. based public company, in particular, with respect to the effectiveness of cyber and information security practices and incident response plans, which creates a risk following acquisition and prior to the completion of integration.
From time to time, either through acquisitions or internal development, we enter new distribution channels, geographies or lines of business or offer new products and services within existing lines of business. These new distribution channels, lines of business, or new products and services present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources to recruit, hire, and retain personnel and develop the products, the risks involved with the management of the integration process and development of new processes and systems to accommodate complex programs, and the risk of financial guarantees and additional liabilities associated with these efforts.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information, such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks when we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation, and harm to our business.
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
Our operations are conducted in numerous locations and geographies including the United States, the United
Kingdom, Europe, Canada, India, and Singapore. Accordingly, we are subject to regulatory, legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including the potential for:
•difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;
•extensive and conflicting regulations in the countries in which we do business;

•imposition of investment requirements or other restrictions by foreign governments;
•longer payment cycles;
•greater difficulties in collecting accounts receivable;
•insufficient demand for our services in foreign jurisdictions;
•our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;
•the reliance on or use of third parties to perform services on our behalf;
•disparate tax regimes;
•more expansive legal rights of employees, including specifically those applicable to our international operations;
•variations in protection of intellectual property and other legal rights;
•restrictions on the import and export of technologies; and
•trade tariffs and/or barriers.
Our performance can be affected by global economic conditions as well as geopolitical tensions and other circumstances with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s incursion into Ukraine, tension between the United States and China, conflict in the middle east, supply chain issues, economic sanctions, the volatility of oil prices, and heightened concerns about cyber attacks have, in general, adversely affected economic markets and business conditions. Inflation and hyper-inflation have resulted in market volatility and higher interest rates, increasing global tensions and uncertainty for global commerce and instability in the global capital markets and the new U.S. tariffs on goods imported from several countries has the potential to do the same. Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, financial condition, and results of operations.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income and adversely affect our financial condition or results.
Operating funds available for corporate use were $540.2 million and $838.8 million at December 31, 2024 and
2023, respectively, and are reported in Cash and cash equivalents. Funds held on behalf of clients and insurers were
$1,140.6 million and $917.5 million at December 31, 2024 and 2023, respectively, are reported in Fiduciary cash and receivables on the balance sheet, and are held in fiduciary bank accounts. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds within Fiduciary investment income and Interest expense, net, respectively, if the yields on investments deemed to be low risk fall below their current levels. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work
If we cannot maintain the valuable aspects of our Company’s culture as we grow, our business may be harmed.
We believe that our Company’s culture, including our management philosophy, has been a critical component of our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively and increase our employee population as we expand in both the United States and internationally. As we grow and mature as a public company and internationally, we may find it difficult to maintain valuable aspects of our Company’s culture.
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
Underwriting Management and Binding Authority are dependent upon contracts between us and the insurance carriers. Those contracts can, in many cases, be terminated by the insurance carrier with very little advance notice.
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
We derive revenue from commissions on the sale of insurance products to our retail and wholesale broker clients that are paid by the insurance carriers from whom the insureds purchase insurance. In certain circumstances, payments for the sale of insurance products are processed directly by insurance carriers, and therefore we may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect our ability to budget for significant future expenditures. Additionally, insurance carriers or their affiliates may under certain circumstances seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default, or upon other specified circumstances. As a result of the chargeback or repayment of commissions, we may incur a reduction in revenue in a particular period related to revenue previously recognized in a prior period and reflected in our financial statements. Such a reduction could have a material adverse effect on our results of operations and financial condition, particularly if the reduction in revenue is greater than the amount of related revenue retained by us.
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
Approximately four percent of our Net commissions and fees consists of supplemental and contingent commissions we receive from insurance carriers. Supplemental and contingent commissions are paid by insurance carriers based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, we are unable to meet insurance carriers’ profitability, volume or growth thresholds, or insurance carriers increase their estimate of loss reserves (over which we have no control), actual supplemental and contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition and results of operations.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to obtain payment from our clients or insurer trading partners of the amounts they owe us for the work we perform. As of December 31, 2024, our receivables for our commissions and fees were approximately $389.8 million, or approximately 15.5% of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
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
As of December 31, 2024, we had $2.6 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We review goodwill for impairment at the reporting unit level, which coincides with the operating business. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. We completed our most recent evaluation of impairment for goodwill as of October 1, 2024, and determined that the fair value of goodwill is not less than its carrying value. We will also consider qualitative and quantitative developments between the date of the goodwill impairment review, October
1 and December 31 to determine if an impairment may be present. No impairments were recorded for the years ended
December 31, 2024 and 2023.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. For additional discussion, see “Note 2—Summary of Significant Accounting Policies” and “Note 7—Goodwill and Other Intangible
Assets” in the footnotes to the consolidated financial statements in this Annual Report.

As of December 31, 2024, we had $1,475.7 million of amortizable intangible assets, primarily consisting of customer relationship intangibles acquired in connection with the US Assure and various other acquisitions. The carrying value of these intangible assets is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that the carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted;
however, no impairments were recorded for the years ended December 31, 2024 and 2023.
Pandemics or other outbreaks of contagious diseases and the measures to mitigate their spread could materially adversely affect our business, financial condition and results of operation and those of our customers, suppliers and other trading partners.
The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and significantly impacted the global supply chain. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, our business could be materially adversely affected. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in our customers’ business; cause delay or limit the ability of our customers to perform, including in making timely payments. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact our and our customers’ financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of exacerbating several of the other risks we face discussed in this Annual Report on Form 10-K.
We have experienced strong growth in recent years, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
We have experienced strong revenue growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•price our products effectively so that we are able to attract and retain clients without compromising our profitability;
•attract new clients, successfully deploy and implement our products, obtain client renewals and provide our clients with excellent client support;
•attract and retain talented Producers, managers, executives and other employees;
•increase our network of insurer trading partners;
•adequately expand, train, integrate and retain our wholesale brokers and underwriters and other new employees, and maintain or increase our sales force’s productivity;
•enhance our information, training and communication systems to ensure that our employees are well coordinated and can effectively communicate with each other and clients;
•improve our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results;
•successfully create new distribution channels;
•successfully introduce new products and enhance existing products;
•successfully introduce our products to new markets inside and outside of the United States;
•successfully compete against larger companies and new market entrants; and

•increase awareness of our brand.
We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to operate as a public company, continue to invest in talent and technology infrastructure, and expand our operations internationally. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability. In addition, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.
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
In our Underwriting Management Specialty, we act as an MGA or an MGU for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our Underwriting Management Specialty generated
26.3% and 21.3% of our consolidated total net commissions and fees for the years ended December 31, 2024 and 2023, respectively. Our MGA and MGU programs are governed by contracts between us and the insurance carriers. These contracts establish, among other things, the underwriting and pricing guidelines for the program, the scope of our authority and our commission rates for policies that we underwrite under the program. These contracts typically can be terminated by the insurance carrier with very little advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the program, including the amount of commissions we receive, which could reduce our revenues from the program. The termination of any of our MGA or MGU programs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that other MGA or MGU programs will not be terminated or modified in the future. Moreover, we cannot be assured that we will be able to replace any of our MGA or MGU programs that are terminated with a similar program with other insurance carriers.
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
We use data, technology and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from third parties, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should any third-
party refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.
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
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, climate events or weather patterns and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyberterrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our insurance carriers,

making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our supplemental or contingent commissions, which are primarily driven by growth and profitability metrics. A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-
made disaster could increase the incidence or severity of E&O claims against us.
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
Our offices are geographically dispersed across the United States, the United Kingdom, Europe, Canada, India, and
Singapore, and we may not be able to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices, which could harm our business and operating results.
As of December 31, 2024, we had 130 offices across the United States, the United Kingdom, Europe, Canada,
India, and Singapore. Some of these offices are under the day-to-day management of individuals who previously owned an acquired business or played a key role in the development of an office. These individuals may not report negative developments that occur in their businesses to management on a timely basis because of, among other things, the potential damage to their reputation, the risk that they may lose all or some of their operational control, the risk that it could impair financial earnouts or incentive compensation, or the risk that they may be personally liable to us under the indemnification provisions of the agreements pursuant to which their businesses were acquired. Moreover, there can be no assurances that management will be able to independently detect adverse developments that occur in particular offices. We review the performance of our offices on a monthly basis, maintain frequent contact with all of our offices and work with our offices on an annual basis to prepare a detailed operating budget for revenue production by office. Although we believe that these and other measures have allowed us generally to detect and address known operational issues that might have a material effect on our operating results, they may not detect all issues in time to permit us to take appropriate corrective action. Our business and operating results may be harmed if our management does not become aware, on a timely basis, of negative business developments, such as the possible loss of an important client, threatened litigation or regulatory action, or other developments.

In addition, our ability to grow organically will require the cooperation of the individuals who manage our offices. We cannot provide assurance that these individuals will cooperate with our efforts to improve the operating results in offices for which they are not directly responsible. Our dispersed operations may impede our integration efforts and organic growth, which could harm our business and operating results.
Our non-U.S. operations expose us to exchange rate fluctuations and various risks that could impact our business.
Approximately five percent and three percent of our revenues for the years ended December 31, 2024 and 2023, respectively, were generated outside of the United States. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Danish Krone, Canadian Dollar,
Singapore Dollar and other currencies. Exchange rate movements may change over time, and could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, financial condition, results of operations and cash flow. For additional discussion, see “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.
Increasing scrutiny and changing expectations from investors, clients and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees, and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, diversity and workplace inclusion, pay equity, racial justice, workplace conduct, cybersecurity and data privacy. There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Negative public perception, adverse publicity, or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation or harm our relationships with regulators and the communities in which we operate if we do not, or are not perceived to, adequately address these issues.
Any harm to our reputation could impact employee engagement and retention and the willingness of our trading partners to do business with us. In addition, there exists certain negative sentiment about some individuals and government institutions related to corporate responsibility and stakeholder interests, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding these initiatives.
In addition, a variety of organizations have developed ratings to measure the performance of companies on topics of corporate responsibility or stakeholder interests, and the results of these assessments are widely publicized.
Investments in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly emphasized the importance of such measures to their investment decisions.
Unfavorable ratings of our Company or our industry, as well as omission of inclusion of our stock into investment funds oriented toward various corporate responsibility and stakeholder interests may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price.
Risks Related to Intellectual Property, Data Privacy and Cybersecurity
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.
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
We have experienced, and may in the future experience, whether directly or indirectly through third parties, cybersecurity incidents. We have been, and expect to continue to be, the target of fraudulent calls, emails and other forms of fraudulent activities and have experienced security breaches. However, to date, such security breaches have not had a material impact on our business strategy, results of operations or financial condition.
If we fail to make requisite notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with a breach, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Moreover, incidents could occur with respect to our systems or the systems of our third-party service providers, as well as any other data breaches or other misuse or disclosure of our participant or other data, could lead to improper use or disclosure of Company information, including personally identifiable information or protected health information obtained from our participants, and information from employees. Any such breach or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful.
The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.
If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. While we select our clients and third-party vendors carefully, cyberattacks and security breaches at a client or vendor could adversely affect our ability to deliver products and services to its customers and otherwise conduct its business and could put our systems at risk. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in an acquisition targets’
information systems, which has in the past and could in the future expose us to costs and/or unexpected liabilities or make our own systems more vulnerable to attack. Additionally, our public announcement of the signing or closing of an acquisition could increase the possibility of threat actors targeting the companies that we will or have acquired. These types of breaches affecting us, our clients or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
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
Our success depends, in part, on our ability to develop and implement technology-based solutions that anticipate or keep pace with rapid and continuing changes in technology, operational needs, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, keep pace with insurtech, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems and digital distribution platforms will achieve the intended efficiencies, and such unrealized savings or benefits could affect our results of operations. There is no assurance that our technological investments will properly facilitate our operational needs, and any failure of technology and automated systems to function or perform as expected could harm our operations, business and financial condition. Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment decisions if we are slow to innovate or unable to take advantage of these developments.
We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control. For example, starting a de novo MGU or insurance program takes a certain amount of investment before we are able to secure insurance carriers to support the underwriting, which is a precursor to entering the marketplace. Even after securing insurance carriers, we may not be able to compete effectively with other products in the marketplace on pricing, terms and conditions in order to be successful. The development and implementation of these offerings also may divert the attention of our management team.
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
Risks Related to Legal and Regulatory Issues
Our businesses are subject to governmental regulation, which could reduce our profitability, limit our growth, or increase competition.
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
We are experiencing and reacting to substantial geopolitical and regulatory changes on a real-time basis, and the extent of such changes are not currently known. Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The European Union’s General Data Protection Regulation (the “EU GDPR”)
imposes a range of compliance obligations, increased financial penalties for noncompliance, and extended the scope of the
EU data protection law to all companies processing data of EU residents, wherever the company’s location. Accordingly, we may experience significant fines and penalties if we fail to comply with the EU GDPR. Following the implementation of the EU GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Additionally, some countries have also proposed sweeping new data protection laws. For example, Canada is proposing significant changes to its federal privacy law.
Accordingly, the challenges we face in the EU also apply to other jurisdictions that adopt laws similar to the EU GDPR or regulatory frameworks of equivalent complexity.
The U.K. has implemented legislation focusing on data protection and privacy, including the U.K. Data
Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. On June 28, 2021, the European Commission announced a decision of adequacy concluding that the U.K. ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (the “EEA”) to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act and other U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.
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

In addition to data protection laws, certain countries and U.S. states are enacting cybersecurity laws and regulations. For example, in 2017 the New York State Department of Financial Services issued cybersecurity regulations which imposed an array of detailed security measures on covered entities. These regulations have now been amended to add additional data security requirements on entities licensed to conduct financial services business in New York, including, among other requirement, independent audits, annual risk assessments, reporting of all ransomware attacks, and management’s allocation of appropriate resources to cybersecurity programs. Many other states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. The EU has adopted the Digital Operations Resilience Act (“DORA”), which requires procedures to be in place to assess and oversee information and communications technology (“ICT”) risk, protect ICT assets, report incidents, and oversee third parties.
All of these evolving compliance and operational requirements impose significant costs and other burdens that are likely to increase over time, might divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. In addition, the risk of noncompliance poses significant regulatory exposure, including the potential for fines and penalties.
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
Our continuing ability to provide insurance broking and underwriting services in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing our managing general underwriting services for an insurer, we may have to contend with regulations that the insurer expects us to comply with.
It is expected that the insurance and financial services industries will face greater regulation regarding the use of artificial intelligence and automated decision-making that affects individual consumers. For example, the National
Association of Insurance Commissioners has proposed a model bulletin for states to adopt that would guide the insurance industry towards assuring that the use of such technologies does not cause unfair discrimination. This bulletin has been adopted by almost half of the states in the U.S.  Some states have adopted new statutes or issued their own bulletins or circular letters addressing these risks. We will need to continue to carefully monitor developments in this area to help facilitate compliance. The risk of noncompliance poses significant regulatory exposure, including the potential for fines and penalties.
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
We cannot predict the impact that any new laws, rules or regulations may have on our business, financial condition and results of operations. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-
wide regulations or practices that may result from these proceedings.
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
We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2024, our E&O insurance policy tower has a $150.0 million limit per occurrence and in the aggregate, and our E&O coverage is subject to a self-insured retention of $5 million per claim. If we exhaust or materially deplete our coverage under our E&O policy, it could have a significant adverse financial impact. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage.

Our handling of client funds and surplus lines taxes exposes us to complex fiduciary regulations.
We collect premiums from insureds and, after deducting our commissions and fees, remit the premiums to insurers or other third-party insurance markets. We also collect funds for claims or refunds from insurers on behalf of insureds, which are remitted to those insureds. We also collect surplus line taxes for remittance to state taxing authorities.
Consequently, at any given time, we may hold funds of our clients, insurer trading partners, or for taxes, and we are subject to various laws, regulations, and contractual arrangements governing the holding, management, and investing of these funds. Any loss, theft or misappropriation of these funds, caused by employee or third-party fraud, execution of unauthorized transactions, errors relating to transaction processing, or other events could subject us to claims brought by insureds, insurers and insurance intermediaries, as well as to fines, penalties and reputational risk as a result of an alleged fiduciary breach and adversely affect our results of operations.
While we are in possession of client, insurer trading partner, and tax funds, we may invest those funds in certain short-term high-quality securities, such as AAA-rated money market funds as rated by Moody’s. If the institution holding these funds experiences any illiquidity or insolvency event, we may not be able to access client funds timely, if at all, which could significantly affect our results of operations and financial condition and expose us to additional legal and regulatory fines or sanctions.
Our handling and investment of client, insurer trading partner, and tax funds held in a fiduciary capacity is subject to regulatory oversight and contractual agreements and the mishandling of such funds could subject us to fines and sanctions which could significantly affect our results of operations and financial condition.
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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial flexibility and our competitive position and subject us to contractual restrictions and limitations that could significantly affect our ability to operate.
We have a substantial amount of indebtedness under our Credit Facilities, which requires significant interest and principal payments. As of December 31, 2024, we had, on a consolidated basis, $3,300 million aggregate principal amount of outstanding indebtedness, including $400.0 million related to the 4.375% Senior Secured Notes issued under an indenture dated February 3, 2022, an aggregate of $1,200.0 million related to the 5.875% Senior Secured Notes issued under an indenture dated September 19, 2024, as supplemented on December 9, 2024, and $1,700 million of borrowings under our Term Loan with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and no borrowings under our Revolving Credit Facility. We have commitments available to be borrowed under the Revolving
Credit Facility of $1,399.7 million (not including $0.3 million of undrawn letters of credit), subject to customary conditions, all of which would be secured on a first-priority basis if borrowed. Our substantial indebtedness could have significant effects on our business and consequences to holders of our debt. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including the Senior Secured Notes and the indebtedness governed by our Credit Agreement;
•increase our vulnerability to adverse changes in prevailing economic, industry and competitive conditions, including recessions and periods of significant inflation, rising interest rate environments and financial market volatility;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•restrict us from capitalizing on business opportunities;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, indebtedness service requirements, execution of our business strategy and other general corporate purposes.
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, indebtedness service requirements (including payments on the Senior Secured Notes) and capital expenditures. A portion of our indebtedness is floating rate. We have observed significant interest rate increases, variability and volatility. Should interest rates remain elevated or increase further, we could have increased interest expense. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.
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
We may be able to incur significantly more indebtedness in the future, resulting in higher leverage. The indentures that govern the Senior Secured Notes and the Credit Agreement governing our Term Loan and Revolving Credit
Facility allow us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not prohibited by the terms of the Senior Secured Notes or the Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our debt when due, and may also require us to dedicate a substantial portion of our cash flow from operations to payments on our other indebtedness, which would reduce the availability of cash flow to fund our operations, working capital, acquisitions, and capital expenditures.
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
Credit ratings downgrades would increase our financing costs and could subject us to operational risk.
If we need to raise capital in the future (for example, in order to maintain adequate liquidity, fund maturing debt obligations, or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources. We would also face the risk of a credit rating downgrade if we do not retire or refinance our debt to levels acceptable to the credit rating agencies in a timely manner. Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us or our industry, or as a consequence of actions we take to implement our corporate strategies. A change in our credit rating could also adversely impact our competitive position.
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
•develop and enhance our product offerings;
•continue to expand our organization
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
The agreements governing our debt, including the Senior Secured Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business and to make payments on the Senior Secured Notes.
The indentures that govern the Senior Secured Notes and the Credit Agreement that governs our Term Loan and
Revolving Credit Agreement impose, and future financing agreements may impose, operating and financial restrictions on our activities. In particular, the agreements limit or prohibit our ability to, among other things:
•incur additional debt and guarantees;
•pay distributions or dividends and repurchase stock;
•make other restricted payments, including, without limitation, certain restricted investments and certain repayments of other debt;
•change the composition of our business;
•create liens;
•enter into agreements that restrict dividends from subsidiaries;
•issue certain types of equity which have debt-like features
•engage in transactions with affiliates; and
•enter into mergers, consolidations or sales of substantially all of our assets.
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
Risks Related to Our Organizational Structure
We are a holding company and our sole material asset is our ownership of LLC Common Units of the LLC, and, accordingly, we depend on distributions from the LLC to pay our taxes, satisfy our obligations under the Tax Receivable
Agreement, pay our expenses, and declare and pay dividends. The LLC’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Common Units of the
LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the Tax Receivable Agreement and pay operating expenses or declare and pay dividends in the future depends on the financial results and cash flows of the LLC and its subsidiaries and distributions we receive from the LLC.
There can be no assurance that the LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us in the future or that applicable state law and contractual restrictions, including negative covenants in debt instruments of the LLC and its subsidiaries, will permit such distributions.
The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of the LLC is allocated to the LLC Unitholders, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of the LLC. Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to the LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we may realize as a result of the restructuring transactions associated with our IPO, and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the Tax Receivable Agreement; however, as of December 31, 2024, the Company has recorded Tax Receivable
Agreement liabilities on the Consolidated Balance Sheets for the amount of $436.3 million associated with the payments to be made to current and certain former LLC Unitholders subject to the Tax Receivable Agreement. Under the LLC
Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders and will be calculated without regard to any applicable basis adjustment from which we may benefit under Section 743(b) of the U.S. Internal
Revenue Code of 1986, as amended (the “Code”).
We intend to cause the LLC to make cash distributions to the owners of LLC Common Units in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.
However, the LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which the LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the LLC or its subsidiaries insolvent. For instance, the Credit Agreement and the indentures which govern the Senior Secured Notes restrict certain of our subsidiaries’ ability to pay dividends to us, subject to certain exceptions, including if such distributions meet certain requirements such as caps on amounts, pro forma leverage ratios and absence of defaults applicable to certain types of distributions, among others. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax
Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.
The Ryan Parties control us and their interests may conflict with or differ from the interests of our stockholders.
Each LLC Unitholder, other than the Company, has an equivalent number of shares of our Class B common stock which are entitled to 10 votes per share. As of December 31, 2024, the Ryan Parties owned 82% of the shares of our outstanding Class B common stock, thereby giving the Ryan Parties the ability to control the outcome of matters requiring the approval of our stockholders, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Even if the Ryan Parties own significantly less than a majority of the shares of our outstanding Class A and Class B common stock, they will still have the ability to control the outcome of matters requiring the approval of our stockholders. Because the Ryan Parties hold most of their economic ownership interest in our business through the LLC, rather than through the public company, the Ryan Parties may have conflicting interests with holders of shares of our Class A common stock. For example, the Ryan Parties may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax considerations or other considerations even where no similar benefit would accrue to us.
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
In connection with the consummation of our IPO, we entered into a Tax Receivable Agreement with the current and certain former LLC Unitholders. Pursuant to the Tax Receivable Agreement, we may be required to make cash payments to the current and certain former LLC Unitholders, collectively, equal to 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units, (ii) certain tax attributes of the LLC and subsidiaries of the LLC that existed prior to the IPO, (iii) certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax
Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement.
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current or certain former LLC
Unitholders, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2024, the Company has recorded Tax Receivable Agreement liabilities on the Consolidated Balance Sheets for the amount of $436.3 million associated with the payments to be made to current and certain former LLC Unit holders subject to the TRA. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the current and certain former LLC
Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax
Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in the LLC.
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
Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of the LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable
Agreement. While our Board has approved the distribution of such cash balances as dividends on our Class A common stock, it is not be required to do so, and may in its sole discretion choose to use such excess cash for other purposes depending upon the facts and circumstances at the time of determination.
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
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•expiration of, or detrimental changes in, research and development tax credit laws; or
•changes in tax laws, regulations or interpretations thereof.
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
Risks Related to Our Class A Common Stock
The dual-class structure of our common stock has the effect of concentrating voting control with the Ryan Parties, which includes our founder and Executive Chairman, which limits your ability to influence the outcome of important transactions, including a change in control, and the Ryan Parties interests’ may conflict with ours or yours in the future.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of
December 31, 2024, the Ryan Parties, which include our founder and Executive Chairman, control approximately 76% of the voting power of our outstanding capital stock, which means that, based on their percentage voting power the Ryan
Parties control the vote of all matters submitted to a vote of our stockholders. This control enables the Ryan Parties to control the election of the members of the Board and all other corporate decisions. Even when the Ryan Parties cease to control a majority of the total voting power, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval as set forth in a Director Nomination Agreement. Accordingly, for such period of time, the Ryan Parties will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited attempt to acquire us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.

In addition, we entered into a Director Nomination Agreement with the Ryan Parties and one of our pre-IPO significant equity holders that provides the Ryan Parties the right to designate (in each instance, rounded up to the nearest whole number if necessary): (i) all of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, 50% or more of the total number of shares of our common stock beneficially owned by the Ryan Parties upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) 50% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 40%, but less than 50% of the Original Amount; (iii) 40% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 30%, but less than 40% of the Original Amount; (iv) 30% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 20%, but less than 30% of the Original Amount; and (v) 20% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 10%, but less than 20% of the
Original Amount, which could result in representation on our Board that is disproportionate to the Ryan Parties’ beneficial ownership. Upon the death or disability of Patrick G. Ryan, or at such time that he is longer on the Board or actively involved in the operations of the Company, the Ryan Parties will no longer hold the nomination rights specified in (i)
through (v); however, the Ryan Parties will have the right to designate one nominee for so long as the Ryan Parties control, in the aggregate, 10% or more of the Original Amount. In addition, for so long as the Ryan Parties hold the nomination rights specified in (i) through (v), the Ryan Parties have the right to nominate the chairman of the Board. The Director
Nomination Agreement also provides that the Ryan Parties may assign such rights to an affiliate. The Director Nomination
Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Ryan
Parties.
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
•our dual-class common stock structure provides our holders of Class B common stock with the ability to control the outcome of matters requiring stockholder approval;
•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•these provisions provide for a classified board of directors with staggered three-year terms;
•these provisions provide that, at any time when the Ryan Parties control, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•these provisions prohibit stockholder action by consent in lieu of a meeting from and after the date on which the Ryan Parties control, in the aggregate, less than 40% of the voting power of our stock entitled to vote generally in the election of directors;
•these provisions provide that for as long as the Ryan Parties control, in the aggregate, less than 40% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certain provisions of our certificate of incorporation by our stockholders requires the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, at any time when the Ryan Parties control, in the aggregate, at least 10% ownership of the outstanding Class
B common stock, in the aggregate, such advance notice procedure does not apply to the Ryan Parties.
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
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. As of December 31, 2024, a significant number of Class A common stock (or LLC Common Units exchangeable for Class A common stock) were held by certain of our pre-IPO equity holders which are not otherwise, or are no longer, subject to either vesting or other sales restrictions imposed by the Company. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon the exchange of LLC Common Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the registration rights agreement pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the
Ryan Parties, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue, under the
Omnibus Incentive Plan and Employee Stock Purchase Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to vesting and certain limitations imposed by us and as applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of Class A common stock.
There can be no assurance that we will declare additional cash dividends.
On February 27, 2024, we announced our first cash dividend and have paid a dividend every quarter since then.
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
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions (including inflationary pressures and any related interest rate volatility);
•investors’ perception of us;
•events beyond our control such as weather, war and health crises; and
•any default on our indebtedness.
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
Ryan Specialty’s processes for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall enterprise risk management program, which is overseen by the Audit Committee of the Board
(the “Audit Committee”). The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational and compliance risks. The Audit Committee then provides updates on significant cybersecurity matters to the Board periodically. We have established comprehensive cybersecurity policies, standards, processes, practices, and controls to mitigate the risk of cyber threats, and we continually invest in prevention and detection technology and employee training to enhance our cybersecurity posture. Our cybersecurity risk management program leverages and strives to align with the U.S. National Institute of Standards and Technology Cybersecurity Framework,
which organizes cybersecurity risks into five categories: identify, protect, detect, respond, and recover.
Collaboration
Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, legal, compliance, IT, and business leaders meet regularly to develop strategies for preserving the confidentiality, integrity, and availability of Company, employee, and third-party information provided to us; identifying, preventing, and mitigating cybersecurity threats; and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding legal and regulatory compliance, public disclosure, and reporting of such incidents can be made by management and presented to the Audit Committee and the Board, as necessary, in a timely manner.
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
The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our preventive and detective security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to members of management, the Audit Committee, which is comprised solely of independent directors, and the Board, when necessary. Throughout the year we do vulnerability testing. We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on industry best practices, vulnerability assessments, cybersecurity threat intelligence, input from consultants, and incident response experience.

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
Management’s Role
Primary responsibility for assessing and managing our cybersecurity risks rests with our CISO, who reports to our Executive Vice President, Operations, Technology & Data Analytics (“EVP OP”). Both are members of our Security
Committee, which is a governing body that drives alignment on security decisions across the Company. The Security
Committee includes management across the departments and functions of the organization to enable transparency and alignment with the business’ strategic goals and objectives. The Security Committee responsible for managing and implementing the Company’s cybersecurity programs has many years of valuable business experience managing risks and developing and implementing cybersecurity policies and procedures. Our CISO has extensive experience in information security, managing cybersecurity programs and cybersecurity risks, and has served in various roles in information technology and information security for almost 30 years, including serving as the CISO at another large public company.
She holds an undergraduate degree in Information and Decision Sciences. Our EVP OP has extensive enterprise risk management experience, developed over more than 25 years while holding senior leadership positions, including group

CIO and divisional COO roles, at global brokerage and risk management firms, and serving clients as a management consultant.  He holds an undergraduate degree in accounting.
ITEM 2. PROPERTIES
Our corporate headquarters are in Chicago, Illinois, where we currently lease just under 50,000 square feet of office space under a leased space that incorporates our remote work flexibility into our post-pandemic operating model and we will continue to look at all of our offices to maximize size and efficiency. We have additional office locations in 32
U.S. states as well as in the United Kingdom, Europe, Canada, India, and Singapore where, as of December 31, 2024, we lease a total of approximately1,050,000 square feet. We believe that our facilities are adequate for our current needs.
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
On February 17, 2025 we had approximately 149 stockholders of record of our Class A common stock and 76 stockholders of record of our Class B common stock.
Dividend Policy
Prior to 2024, we had never declared or paid any cash dividend on our Class A common stock. On February 27,
2024, our Board declared a one-time special cash dividend of $0.23 per share on our outstanding Class A common stock. In addition, the Board initiated a regular quarterly dividend of $0.11 per share on our outstanding Class A common stock.
Both the special and regular quarterly dividend were paid on March 27, 2024.  The Board declared and we paid a regular dividend of $0.11 in each subsequent quarter during 2024.  On February 20, 2025, the Board declared a regular dividend of
$0.12 to be paid on March 18, 2025 to shareholders of record on March 4, 2025.
We intend to pay the regular quarterly dividend of $0.12 per share of Class A common stock going forward.
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
Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to current and future LLC Unitholders, including us, with such distributions to be made on a pro rata basis among the LLC Unitholders based on the LLC’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the
Code. These tax distributions may be substantial and will likely exceed (as a percentage of the LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable
Agreement.
While the Board has chosen to initiate a regular $0.12 cash dividend per share of Class A common stock in the first quarter of 2025, it is not required to do so and may in the future, in its sole discretion, choose to use such excess cash for any other purpose depending upon the facts and circumstances at the time of determination.
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

Stock Performance Graph
The following graph illustrates the total return from July 22, 2021, the first trading date of our Class A common stock after our IPO, through December 31, 2024 for (i) our Class A common stock, (ii) the Standard and Poor’s 500 Index, and (iii) the Standard and Poor’s 500 Financials Sector Index, assuming an investment of $100 on July 22, 2021, including the reinvestment of dividends:

260
240
220
200
180
160
140
120
100
80
7/22/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
RYAN
S&P 500
S&P 500 Financials Sector

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
The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2024, 2023, and 2022, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate,
Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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

ACCELERATE 2025 Program
During the first quarter of 2023, we initiated the ACCELERATE 2025 program to enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The program concluded in the fourth quarter of 2024 and resulted in $108.1 million of cumulative one-time charges through December 31, 2024, funded through operating cash flow. Restructuring costs were primarily included in Compensation and benefits expense, predominantly relating to third-party contractor and other workforce-related costs. The remaining costs were incurred through General and administrative expense, relating to third-party professional services, lease and contract terminations costs, and other expenses. As of December 31, 2024, we undertook actions that we expect to generate annual savings of approximately $60 million in 2025. See “Note 5, Restructuring” in the footnotes to the consolidated financial statements in this Annual Report for further discussion.
For the year ended December 31, 2024, we incurred restructuring costs of $59.7 million. Combined with restructuring costs incurred during 2023, we have incurred restructuring costs of $108.1 million since the inception of this restructuring plan in the first quarter of 2023. Of the cumulative $108.1 million in costs, $62.5 million was Compensation and benefits expense with the remaining balance consisted of General and administrative expense. The final results of the
ACCELERATE 2025 program were in line with previously communicated expectations.
Acquisitions
On May 1, 2024, the Company completed the acquisition of the MGU platform Castel Underwriting Agencies
Limited (“Castel”). Castel is headquartered in London, England, with additional offices and operations in the Netherlands,
Belgium, and Singapore.
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
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment
Insurance, Inc. (“EverSports”), an MGU focused on sports, leisure and entertainment risks based in Carmel, Indiana.
On October 2, 2024, the Company completed the acquisition of certain assets of Geo Underwriting Europe BV
(“Geo”), a financial lines MGA based in Rotterdam, Netherlands, with operations in Germany.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners (“Innovisk”), a portfolio of seven specialty MGUs with a focus on environmental, transactional liability, US and international financial lines, professional liability for lawyers, commercial auto liability, and UK professional indemnity and P&C. Innovisk is headquartered in London, England, and also has offices in the United States and India.
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC
(“Velocity”), an MGU specializing in first-party insurance coverage for catastrophe exposed properties based in Nashville,
Tennessee.
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
Deepen and Broaden our Relationships with Retail Broker Trading Partners
We have deep engagement with our retail broker trading partners, and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2024, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 12.8%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.
Build Our Delegated Authority Business
We believe there is substantial opportunity to continue to grow our Delegated Authority business, which includes both our Binding Authority Specialty and Underwriting Management Specialty. We believe that both M&A consolidation and panel consolidation are in nascent stages for Binding Authority. We believe that both M&A consolidation and the use and reliance on scaled delegated Underwriting Management will continue to grow. Our ability to grow this business is dependent upon a number of factors, including a continuing ability to secure sufficient capital support from insurers, the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings, and the growth in demand for the insurance products.
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
Managing Changing Macroeconomic Conditions
Growth in certain lines of business, such as project-based construction and M&A transactional liability insurance, is partially dependent on a variety of macroeconomic factors inasmuch as binding the underlying insurance coverage is subject to the underlying activity occurring. In light of the recent geopolitical developments, we could experience macroeconomic uncertainty and volatility that could lead to an unexpected impact to our business. In periods of economic growth and liquid credit markets, this underlying activity can accelerate and provide tailwinds to our growth. In periods of economic decline and tight credit markets, this underlying activity can slow or be delayed and provide headwinds to our growth. We believe over the long term these lines of business will continue to grow.

Leverage the Growth of the E&S Market
The growing relevance of the E&S market has been driven by the rapid emergence of large, complex, high-
hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2024, with $110 billion of insured catastrophe losses, driven by over $50 billion of insured losses related to severe convective storms (“SCS”) with 17
SCS events above $1 billion in losses, which together accounted for the second-highest annual total for insured losses on record for SCS events. The year also included ice storms across the country and continued wildfire-related losses. In addition to the SCS events, Hurricanes Helene and Milton caused over $35 billion in insured losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.
Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 as the frequency and severity of catastrophe losses, attritional losses, and losses from secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. In the second half of 2024, the E&S market experienced a shift in these trends as insurance capacity for these property risks increased, particularly at the end of the year, which resulted in a decline in property premium rates. We believe these factors have also created opportunities for retailers to place some of that coverage directly.
Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage for our retail and wholesale broker clients in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investment in Geneva Re through Ryan
Investment Holdings, LLC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.
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
In our Underwriting Management Specialty, we utilize delegated underwriting authority granted to us by carriers and generally work with retail and wholesale insurance brokers, including our own Wholesale Brokerage, to secure insurance coverage for the ultimate insured party. Our Underwriting Management Specialty generates revenues through commissions and fees from clients and through contingent commissions from carriers. Commission rates and fees vary depending upon several factors including the premium, the type of coverage, and additional services provided to the client.
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
Other Non-Operating Loss
For the year ended December 31, 2024, Other non-operating loss included expense related to Term Loan modifications and TRA contractual interest and related charges offset by income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and sublease income. For the years ended December 31,
2023 and 2022, Other non-operating loss included charges related to the change in the TRA liability caused by a change in our blended state tax rates.
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

	Year Ended December 31,
(in thousands, except percentages and per share data)	2024	2023	2022
Revenue
Net commissions and fees	$2,455,671	$2,026,596	$1,711,861
Fiduciary investment income	60,039	50,953	13,332
Total revenue	$2,515,710	$2,077,549	$1,725,193
Expenses
Compensation and benefits	1,591,077	1,321,029	1,128,981
General and administrative	352,050	276,181	196,971
Amortization	157,845	106,799	103,601
Depreciation	9,785	9,038	5,690
Change in contingent consideration	(22,859)	5,421	442
Total operating expenses	$2,087,898	$1,718,468	$1,435,685
Operating income	$427,812	$359,081	$289,508
Interest expense, net	158,448	119,507	104,829
Loss (income) from equity method investment in related party	(18,231)	(8,731)	414
Other non-operating loss	15,041	10,380	5,073
Income before income taxes	$272,554	$237,925	$179,192
Income tax expense	42,641	43,445	15,935
Net income	$229,913	$194,480	$163,257
GAAP financial measures
Revenue	$2,515,710	$2,077,549	$1,725,193
Compensation and benefits	1,591,077	1,321,029	1,128,981
General and administrative	352,050	276,181	196,971
Net income	229,913	194,480	163,257
Total revenue growth rate	21.1%	20.4%	20.4%
Compensation and benefits expense ratio (1)	63.2%	63.6%	65.4%
General and administrative expense ratio (2)	14.0%	13.3%	11.4%
Net income margin (3)	9.1%	9.4%	9.5%
Earnings per share (4)	$0.78	$0.53	$0.57
Diluted earnings per share (4)	$0.71	$0.52	$0.52
Non-GAAP financial measures*
Organic revenue growth rate	12.8%	15.4%	16.8%
Adjusted compensation and benefits expense	$1,426,674	$1,222,342	$1,021,823
Adjusted compensation and benefits expense ratio	56.7%	58.8%	59.2%
Adjusted general and administrative expense	$277,813	$230,467	$185,956
Adjusted general and administrative expense ratio	11.0%	11.1%	10.8%
Adjusted EBITDAC	$811,223	$624,740	$517,414
Adjusted EBITDAC margin	32.2%	30.1%	30.0%
Adjusted net income	$493,521	$375,582	$311,991
Adjusted net income margin	19.6%	18.1%	18.1%
Adjusted diluted earnings per share	$1.79	$1.38	$1.15
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 12, Earnings Per Share” in the footnotes to the consolidated financial statements in this Annual Report for further discussion of how these metrics are calculated.
* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue
Total Revenue
Total revenue increased by $438.2 million, or 21.1%, from $2,077.5 million to $2,515.7 million, for the year ended December 31, 2024, as compared to the prior year. The following were the principal drivers of the increase:
•$252.2 million, or 12.1%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period.
Also, we grew our client relationships, in aggregate, within each of our three Specialties.
The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. Growth for the year was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the E&S market. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a continued decline throughout the year in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) in the second half of 2024 a shift in property trends as capacity become more readily available, which resulted in a decline in property premium rates. We believe these factors have also created opportunities for retailers to place some of these property risk coverages directly.
•$142.0 million, or 6.8%, of the period-over-period change in Total revenue was due to the
2023 and 2024 acquisitions related to our first twelve months of ownership;
•$34.9 million, or 1.7%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our
Net commissions and fees; and
•$9.1 million, or 0.5%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in fiduciary cash balances compared to the prior year.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$1,489,077	60.6%	$1,319,056	65.1%	$170,021	12.9%
Binding Authority	320,379	13.0	275,961	13.6	44,418	16.1
Underwriting Management	646,215	26.3	431,579	21.3	214,636	49.7
Total Net commissions and fees	$2,455,671		$2,026,596		$429,075	21.2%
Wholesale Brokerage net commissions and fees increased by $170.0 million, or 12.9%, period-over-period, primarily due to strong organic growth within the Specialty.

Binding Authority net commissions and fees increased by $44.4 million, or 16.1%, period-over-period, primarily due to strong organic growth within the Specialty.
Underwriting Management net commissions and fees increased by $214.6 million, or 49.7%, period-over-
period, primarily due to strong organic growth within the Specialty as well as contributions from the AccuRisk, Castel, US
Assure, Greenhill, Ethos P&C, EverSports, Geo, and Innovisk acquisitions.
The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Net commissions and policy fees	$2,310,384	94.1%	$1,935,851	95.5%	$374,533	19.3%
Supplemental and contingent commissions	88,842	3.6	56,375	2.8	32,467	57.6
Loss mitigation and other fees	56,445	2.3	34,370	1.7	22,075	64.2
Total Net commissions and fees	$2,455,671		$2,026,596		$429,075	21.2%
Net commissions and policy fees grew $374.5 million, or 19.3%, period-over-period, slightly lower than the overall net commissions and fee revenue growth of 21.2% for the year ended December 31, 2024, compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new E&S products as well as the inflow of risks from the Admitted market into the E&S market. In aggregate, we experienced stable commission rates period over period.
Supplemental and contingent commissions increased $32.5 million, or 57.6%, period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as profit commissions recognized from acquisitions completed in 2024.
Loss mitigation and other fees grew $22.1 million, or 64.2%, period-over-period primarily due to increased capital markets activity, additional captive management and other risk management services fees from the placement of alternative risk insurance solutions as well as growth in certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $270.0 million, or 20.4%, from $1,321.0 million to
$1,591.1 million for the year ended December 31, 2024, compared to the prior year. The following were the principal drivers of this increase:
•Commissions increased $91.1 million, or 14.7%, period-over-period, driven by the 21.2%
increase in total Net commissions and fees discussed above;
•An increase of $29.3 million was driven by Acquisition related long-term incentive compensation expense associated with recent acquisitions;
•An increase of $17.3 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program;
•An increase of $11.2 million was driven by Acquisition-related expense associated with recent acquisitions;
•A net increase of $9.3 million was driven by equity-based compensation, caused by an increase of $21.0 million in normal course equity-based compensation expense offset by a decrease of $11.7 million of IPO related expenses; and

•An increase of $111.8 million was driven by (i) the addition of 938 employees compared to the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,295 full-time employees as of December 31, 2024, from 4,357 as of December 31, 2023.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 0.4% from 63.6% to 63.2% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $75.9 million, or 27.5%, from $276.2 million to
$352.1 million for the year ended December 31, 2024, as compared to 2023. The following were the principal drivers of this increase:
•$47.4 million was driven by growth in the business. Expenses incurred to accommodate both organic and inorganic revenue growth include IT, travel and entertainment, occupancy, and insurance;
•$35.4 million of increased Acquisition-related expense associated with recent and prospective acquisitions; and
•These increases were partially offset by a $6.9 million decrease compared to the prior year in Restructuring and related expense associated with the ACCELERATE 2025 program.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.7% from 13.3% to 14.0% period-over-period.
Amortization
Amortization expense increased by $51.0 million, or 47.8%, from $106.8 million to $157.8 million for the year ended December 31, 2024, compared to the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our Customer relationships and Other intangible assets increased by $865.1 million when comparing the balance as of December 31, 2024, to the balance as of December 31, 2023, the largest individual increase generated by the US Assure acquisition.
Interest Expense, Net
Interest expense, net increased $38.9 million, or 32.6%, from $119.5 million to $158.4 million for the year ended December 31, 2024, compared to the prior year. The main driver of the increase in Interest expense, net for the year ended December 31, 2024, was an increase in debt from recent acquisition activity. For the years ended December 31, 2024 and 2023, the reduction to Interest expense, net related to our interest rate cap was $17.8 million and $15.9 million, respectively. Interest earned on the Company’s Cash and cash equivalents balances offsets Interest expense, net. For the years ended December 31, 2024 and 2023, the Company earned interest income of $21.5 million and $32.0 million, respectively.
Other Non-Operating Loss
Other non-operating loss increased by $4.6 million from $10.4 million in the prior year to $15.0 million for the year ended December 31, 2024. For the year ended December 31, 2024, Other non-operating loss consisted of
$18.1 million of expense related to Term Loan modifications and $1.3 million of TRA contractual interest and related charges offset by $3.4 million of income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and $0.5 million of sublease income. For the year ended December 31, 2023, Other non-operating loss included a $10.4 million charge related to the change in the TRA liability caused by a change in our blended state tax rates.
Income Before Income Taxes
Due to the factors above, Income before income taxes increased $34.6 million, or 14.6%, from $237.9 million to $272.6 million for the year ended December 31, 2024, compared to the prior year.

Income Tax Expense
Income tax expense decreased $0.8 million from $43.4 million to $42.6 million for the year ended
December 31, 2024, as compared to the prior year primarily due to a $13.9 million deferred tax benefit in 2024 from equity-based compensation and a $8.8 million decrease in Deferred income tax expense recognized as a result of the
Common Control Reorganizations (“CCRs”) subsequent to the Socius and AccuRisk acquisitions in the second half of
2023 and Innovisk in the fourth quarter of 2024. These CCRs were discrete, non-cash expenses incurred at Ryan Specialty
Holdings, Inc., and the Company’s annual effective tax rate is unaffected. The decrease was partially offset by an increase in pre-tax book income allocated to the Company for the year ended December 31, 2024, and a decrease in the Company’s blended state tax rate during 2024 which resulted in increased tax expense recognized related to the change in our Deferred tax assets.
Net Income
Net income increased $35.4 million, or 18.2%, from $194.5 million to $229.9 million for the year ended
December 31, 2024, compared to the prior year as a result of the factors described above.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue
Total Revenue
Total revenue increased by 352.3 million, or 20.4%, from $1,725.2 million to $2,077.5 million, for the year ended December 31, 2023 as compared to the prior year. The following were the principal drivers of the increase:
•$259.5 million, or 15.0%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period.
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
•$48.2 million, or 2.8%, of the period-over-period change in Total revenue was due to the acquisitions of Griffin, Centurion, Socius, Point6, and ACE related to their first twelve months of ownership; and
•$37.6 million, or 2.2%, of the period-over-period change in Total revenue was due to an increase in Fiduciary investment income, caused by a rise in interest rates compared to the prior year.
•$7.0 million, or 0.4%, of the period-over-period change in Net commissions and fees was due to changes in contingent commissions and the impact of foreign exchange rates on our
Net commissions and fees.

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
Underwriting Management net commissions and fees increased by $80.0 million, or 22.8%, period-over-period, primarily due to strong organic growth within the Specialty as well as contributions from the ACE and Point6 acquisitions.
The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2023	% of total	2022	% of total	Change
Net commissions and policy fees	$1,935,851	95.5%	$1,633,325	95.4%	$302,526	18.5%
Supplemental and contingent commissions	56,375	2.8	50,005	2.9	6,370	12.7
Loss mitigation and other fees	34,370	1.7	28,531	1.7	5,839	20.5
Total Net commissions and fees	$2,026,596		$1,711,861		$314,735	18.4%
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
Loss mitigation and other fees grew $5.8 million, or 20.5%, period-over-period primarily due to captive management and other risk management services fees from the placement of alternative risk insurance solutions, and certain fees related to the acquisitions completed in the second half of 2023.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $192.0 million, or 17.0%, from $1,129.0 million to $1,321.0 million for the year ended December 31, 2023 compared to the prior year. The following were the principal drivers of this increase:
•Commissions increased $90.5 million, or 17.1%, period-over-period, driven by the 18.4%
increase in total Net commissions and fees discussed above;

•An increase of $21.9 million was driven by Restructuring and related expense associated with the ACCELERATE 2025 program;
•An increase of $121.4 million was driven by (i) the addition of 507 employees compared to the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 4,357 full-time employees as of December 31, 2023 from 3,850 as of December 31, 2022;
•These increases were partially offset by a $26.4 million decrease compared to the prior year in Acquisition related long-term incentive compensation related to the payoff of the All
Risks LTIP plan in 2022 and a $15.4 million decrease compared to the prior year in IPO related compensation expense, which reflects charges associated with both the revaluation of existing equity grants at the time of our IPO as well as expense related to the new awards issued in connection with the IPO. The expense associated with both the revaluation of existing awards as well as the issuance of new equity awards both relate directly to the
Organizational Transactions and IPO, however, amounts related to each will continue to be expensed over future periods as the underlying awards vest.
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
•$21.6 million of increased Restructuring and related expense associated with the
ACCELERATE 2025 program;
•$17.1 million of increased travel and entertainment expense compared to the prior year which was the result of business travel returning to a normalized level;
•$15.7 million of professional services mostly related to service arrangements in connection with revenue generating activities within our Ryan Re and Keystone operations;
•$14.6 million of increased Acquisition-related expense associated with recent and prospective acquisitions; and
•The remaining increase of $10.2 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include IT, occupancy, and insurance.
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
Organic Revenue Growth Rate
Organic Revenue Growth Rate is defined as the percentage change in Net commissions and fees, as compared to the same period for the prior year, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of
Ryan Specialty’s ownership, and other items such as contingent commissions and the impact of changes in foreign exchange rates.

For the avoidance of doubt, prior period references in the tables below represent the same period in the prior year. A reconciliation of Organic revenue growth rate to Net commissions and fees growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Current period Net commissions and fees revenue	$2,455,671	$2,026,596	$1,711,861
Less: Current period contingent commissions	(73,175)	(39,028)	(30,788)
Net Commissions and fees revenue excluding contingent commissions	$2,382,496	$1,987,568	$1,681,073

Prior period Net commissions and fees revenue	$2,026,596	$1,711,861	$1,432,179
Less: Prior period contingent commissions	(39,028)	(30,788)	(22,995)
Prior period Net commissions and fees revenue excluding contingent commissions	$1,987,568	$1,681,073	$1,409,184

Change in Net commissions and fees revenue excluding contingent commissions	$394,928	$306,494	$271,890
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(141,972)	(46,496)	(39,992)
Impact of change in foreign exchange rates	(791)	(479)	4,561
Organic revenue growth (Non-GAAP)	$252,165	$259,519	$236,459

Net commissions and fees revenue growth rate (GAAP)	21.2%	18.4%	19.5%
Less: Impact of contingent commissions (1)	(1.3)	(0.2)	(0.2)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	19.9%	18.2%	19.3%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(7.1)	(2.8)	(2.8)
Impact of change in foreign exchange rates (4)	0.0	0.0	0.3
Organic Revenue Growth Rate (Non-GAAP)	12.8%	15.4%	16.8%
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

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Total Revenue	$2,515,710	$2,077,549	$1,725,193
Compensation and Benefits Expense	$1,591,077	$1,321,029	$1,128,981
Acquisition-related expense	(15,373)	(4,186)	(122)
Acquisition related long-term incentive compensation (1)	(24,946)	4,334	(22,093)
Restructuring and related expense	(39,929)	(22,651)	(724)
Amortization and expense related to discontinued prepaid incentives	(5,160)	(6,441)	(6,738)
Equity-based compensation	(52,038)	(31,047)	(23,390)
IPO related expenses	(26,957)	(38,696)	(54,091)
Adjusted Compensation and Benefits Expense (2)	$1,426,674	$1,222,342	$1,021,823
Compensation and Benefits Expense Ratio	63.2%	63.6%	65.4%
Adjusted Compensation and Benefits Expense Ratio	56.7%	58.8%	59.2%
(1)In 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the claw back of an All Risks LTIP payment from a terminated employee.
(2)Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to
Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
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
A reconciliation of Adjusted general and administrative expense and Adjusted general and administrative expense ratio to General and administrative expense and General and administrative expense ratio, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Total Revenue	$2,515,710	$2,077,549	$1,725,193
General and Administrative Expense	$352,050	$276,181	$196,971
Acquisition-related expense	(54,469)	(19,088)	(4,477)
Restructuring and related expense	(19,768)	(26,626)	(4,993)
IPO related expenses	—	—	(1,545)
Adjusted General and Administrative Expense (1)	$277,813	$230,467	$185,956
General and Administrative Expense Ratio	14.0%	13.3%	11.4%
Adjusted General and Administrative Expense Ratio	11.0%	11.1%	10.8%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. For the year ended December 31, 2024, Acquisition-related expense included a $4.5 million charge related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in the three years presented represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from changes to long-term incentive plans associated with acquisitions. Restructuring and related expense for the years ended December 31, 2024 and 2023, consisted of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. See “Note 5, Restructuring” of the annual audited consolidated financial statements for further discussion of ACCELERATE 2025. The remaining costs that preceded the restructuring plan were associated with professional services costs related to program design and licensing costs. For the year ended December 31,
2022, Restructuring and related expense represented costs associated with the 2020 restructuring plan. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the year ended December 31,
2024, Other non-operating loss consisted of $18.1 million of expense related to Term Loan modifications and $1.3 million of TRA contractual interest and related charges offset by $3.4 million of income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and $0.5 million of sublease income. Other non-
operating loss included a $10.4 million and $5.6 million charge for the years ended December 31, 2023 and 2022, respectively, related to the change in the TRA liability caused by a change in our blended state tax rates. Equity-based compensation reflects non-cash equity-based expense. For the year ended December 31, 2024, Equity-based compensation included $4.6 million of expense associated with the removal of equity transfer restrictions for an executive officer of the
Company. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Total Revenue	$2,515,710	$2,077,549	$1,725,193
Net Income	$229,913	$194,480	$163,257
Interest expense, net	158,448	119,507	104,829
Income tax expense	42,641	43,445	15,935
Depreciation	9,785	9,038	5,690
Amortization	157,845	106,799	103,601
Change in contingent consideration (1)	(22,859)	5,421	442
EBITDAC	$575,773	$478,690	$393,754
Acquisition-related expense	69,842	23,274	4,599
Acquisition related long-term incentive compensation (2)	24,946	(4,334)	22,093
Restructuring and related expense	59,697	49,277	5,717
Amortization and expense related to discontinued prepaid incentives	5,160	6,441	6,738
Other non-operating loss	15,041	10,380	5,073
Equity-based compensation	52,038	31,047	23,390
IPO related expenses	26,957	38,696	55,636
Loss (income) from equity method investments in related party	(18,231)	(8,731)	414
Adjusted EBITDAC	$811,223	$624,740	$517,414
Net Income Margin	9.1%	9.4%	9.5%
Adjusted EBITDAC Margin	32.2%	30.1%	30.0%
(1)For the year ended December 31, 2024, Change in contingent consideration included a $25.5 million decrease in valuation of the US Assure contingent consideration as a result of increased loss ratios impacting projected profit commissions.
(2)For the year ended December 31, 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the claw back of an All Risks LTIP payment from a terminated employee.
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted net income as tax-effected earnings before amortization and certain items of income and expense, gains and losses, equity-based compensation, acquisition related long-term incentive compensation, acquisition-
related expenses, costs associated with the IPO, and certain exceptional or non-recurring items. The most comparable
GAAP financial metric is Net income. Adjusted net income margin is calculated as Adjusted net income as a percentage of
Total revenue. The most comparable GAAP financial metric is Net income margin.
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

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Total Revenue	$2,515,710	$2,077,549	$1,725,193
Net Income	$229,913	$194,480	$163,257
Income tax expense	42,641	43,445	15,935
Amortization	157,845	106,799	103,601
Amortization of deferred debt issuance costs (1)	23,930	12,172	12,054
Change in contingent consideration	(22,859)	5,421	442
Acquisition-related expense	69,842	23,274	4,599
Acquisition related long-term incentive compensation	24,946	(4,334)	22,093
Restructuring and related expense	59,697	49,277	5,717
Amortization and expense related to discontinued prepaid incentives	5,160	6,441	6,738
Other non-operating loss	15,041	10,380	5,073
Equity-based compensation	52,038	31,047	23,390
IPO related expenses	26,957	38,696	55,636
Loss (income) loss from equity method investments in related party	(18,231)	(8,731)	414
Adjusted Income before Income Taxes (2)	$666,920	$508,367	$418,949
Adjusted tax expense (3)	(173,399)	(132,785)	(106,958)
Adjusted Net Income	$493,521	$375,582	$311,991
Net Income Margin	9.1%	9.4%	9.5%
Adjusted Net Income Margin	19.6%	18.1%	18.1%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the year ended December 31,
2024, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the
Company owned 100% of the LLC. For the year ended December 31, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC. For the year ended December 31, 2022, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 4.53% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

	Year Ended December 31,
	2024	2023	2022
Earnings per share of Class A common stock – diluted	$0.71	$0.52	$0.52
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	—	(0.03)	(0.29)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.14	0.24	0.38
Plus: Adjustments to Adjusted net income (3)	0.97	0.67	0.56
Plus: Dilutive impact of unvested equity awards (4)	(0.03)	(0.02)	(0.02)
Adjusted diluted earnings per share	$1.79	$1.38	$1.15

(Share count in ’000s)
Weighted-average shares of Class A common stock outstanding – diluted	132,891	125,745	265,750
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	138,980	142,384	—
Plus: Dilutive impact of unvested equity awards (4)	4,417	4,137	4,731
Adjusted diluted earnings per share diluted share count	276,288	272,266	270,481
(1)Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at Net income attributable to Ryan Specialty Holdings, Inc. For the years ended December 31, 2024,
2023, and 2022, this removes $0.3 million, $4.2 million, and $76.3 million of Net income, respectively, on
132.9 million, 125.7 million, and 265.8 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 12, Earnings Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(2)For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC
Common Units (together with shares of Class B common stock) and vested Class C Incentive units were exchanged for shares of Class A common stock. For the years ended December 31, 2024, 2023, and 2022, this includes $135.2 million, $133.4 million, and $102.2 million of Net income (loss), respectively, on
271.9 million, 268.1 million, and 265.8 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the year ended December 31, 2022, 144.0 million weighted average outstanding LLC Common Units were considered dilutive and included in the 265.8 million Weighted-
average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 12, Earnings
Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 271.9 million,
268.1 million, and 265.8 million Weighted-average shares of Class A common stock outstanding - diluted years ended December 31, 2024, 2023, and 2022, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards is calculated using the treasury stock method as if the weighted average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 12, Earnings
Per Share” of the audited consolidated financial statements. For the years ended December 31, 2024, 2023, and 2022, 4.4 million, 4.1 million, and 4.7 million shares were added to the calculation, respectively.
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
On February 20, 2025, our Board declared and increased the Company’s regular quarterly dividend by 9.1% to
$0.12 per share on the outstanding Class A common stock. $0.07 of the regular quarterly dividend is to be funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the
Company as well as the Company’s obligations pursuant to the Tax Receivable Agreement. The remaining $0.05 of the regular quarterly dividend was funded by free cash flow from the LLC and paid to all holders of the Class A common stock and LLC Common Units.
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
Balance Sheets.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claim funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,140.6 million and $917.5 million as of December 31, 2024 and 2023, respectively, and fiduciary receivables of
$2,599.1 million and $2,214.1 million as of December 31, 2024 and 2023, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the
$540.2 million of Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2024, $100.8 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
On February 3, 2022, the LLC issued $400.0 million of 8-year Senior Secured Notes. The notes have a 4.375%
interest rate and will mature on February 1, 2030. These notes remained outstanding as of December 31, 2024.

On January 19, 2024, we entered into the Fifth Amendment (the “Repricing Amendment”) to the Credit
Agreement. As a result of the Repricing Amendment, the applicable interest rate of the Term Loan was reduced from
Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.75% and is no longer subject to a credit spread adjustment. All other material provisions remain unchanged.
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
On September 13, 2024, the Company entered into the Seventh Amendment to the Credit Agreement, which refinanced the existing Term Loan in the aggregate principal amount of $1,588.1 million outstanding as of June 30, 2024, and increased the size of the Term Loan by $111.9 million to $1,700.0 million as of September 30, 2024. In addition to increasing the size of the Term Loan, the Seventh Amendment reduced the applicable interest rate of the Term Loan from
Adjusted Term SOFR plus a margin of 2.75% to Adjusted Term SOFR plus a margin of 2.25% and lowered the 75 basis point floor on Adjusted Term SOFR to a 0 basis point floor. Upon achievement of a stable (or better) corporate family rating from Moody’s of Ba3 or better, the applicable interest rate of the Term Loan will be reduced to Adjusted Term
SOFR plus a margin of 2.00%.
On September 19, 2024, the LLC issued $600.0 million of its 2032 Senior Secured Notes. On December 9,
2024, the LLC issued an additional $600.0 million of its 2032 Senior Secured Notes as “additional notes” under a supplement to the indenture dated as of September 2024. All of the 2032 Senior Secured Notes carry a 5.875% interest rate and will mature on August 1, 2032.
As of December 31, 2024, the interest rate on the Term Loan was 2.25% plus Adjusted Term SOFR.
As of December 31, 2024, we were in compliance with all of the covenants under our debt facilities and there were no events of default for the year ended December 31, 2024.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the
TRA to be $436.3 million in aggregate as of December 31, 2024. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	73,433	5,660	21,982	101,075
Remeasurement – change in state rate	(932)	(391)	(1,183)	(2,506)
Remeasurement – foreign tax credits	(895)	—	—	(895)
Interest expense	—	—	1,302	1,302
Payments	(13,041)	(7,668)	(869)	(21,578)
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of
December 31, 2024 were $513.3 million consisting of (i) Exchange Tax Attributes of $297.9 million, (ii) Pre-IPO M&A
Tax Attributes of $98.1 million, and (iii) TRA Payment Tax Attributes of $117.2 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Year Ended December 31, 2024 and 2023
Cash and cash equivalents decreased $298.6 million from $838.8 million at December 31, 2023, to $540.2 million at December 31, 2024. A summary of our cash flows provided by and used for ongoing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Net cash provided by operating activities during the year ended December 31, 2024, increased $37.7 million from the year ended December 31, 2023, to $514.9 million. Strong organic revenue growth along with the Castel, US
Assure, Greenhill, Ethos P&C, EverSports, and GEO acquisitions drove operating cash flow period-over-period. Net income increased $35.4 million, an increase of $51.0 million in Amortization, an increase in the change in Net commissions and fees receivable, net of $22.2 million, and an increase of $18.6 million in Prepaid and deferred compensation drove the year-over-year increase, which was partially offset by the change in Other current and non-current assets and liabilities of $108.9 million. The increase in both Amortization and Prepaid and deferred compensation is primarily associated with the recently completed acquisitions. The change in Other current and non-current liabilities was primarily driven by an increase in acquisition-related contingent payments.
Cash Flows From Investing Activities
Cash flows used in investing activities during the year ended December 31, 2024, were $1,755.7 million, an increase of $1,279.5 million compared to the $476.2 million of cash flows used for investing activities during the year ended December 31, 2023. The main drivers of the cash flows used for investing activities for the year ended December 31,
2024, were $1,708.7 million of acquisition payments made for the Castel, US Assure, Greenhill, Ethos P&C, EverSports,
and Geo acquisitions and $47.0 million of Capital expenditures. The main drivers of the cash flows used for investing activities for the year ended December 31, 2023, were $446.7 million of acquisition payments related to the Griffin, ACE,
Point6, Socius, and AccuRisk acquisitions and $29.8 million of capital expenditures.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the year ended December 31, 2024, were $1,166.9 million, an increase of $1,179.5 million compared to cash flows used in financing activities of $12.6 million during the year ended
December 31, 2023. The main drivers of cash flows provided by financing activities during the year ended December 31,
2024, were $1,187.4 million of Proceeds from Senior Secured Notes, $114.0 million Net change in fiduciary liabilities, and
$107.6 million of Proceeds from term debt, offset by $82.7 million of Tax distributions to non-controlling LLC
Unitholders, $80.2 million of Dividends paid to Class A common shareholders, $25.5 million of Debt issuance costs paid,
$22.2 million of Distributions to non-controlling LLC Unitholders, and $21.6 million of Payment of Tax Receivable
Agreement liabilities during the year. The main drivers of cash flows used in financing activities during the year ended
December 31, 2023, were $71.7 million of Tax distributions to non-controlling LLC Unitholders, the Repayment of term debt of $16.5 million, and the Payment of Tax Receivable Agreement liabilities of $16.2 million, offset by $97.2 million
Net change in fiduciary liabilities.

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
The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of $5.2 million and $36.5 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of December 31, 2024, and $3.5 million and $22.4 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of
December 31, 2023.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of December 31, 2024, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	December 31, 2024
Current accrued compensation	$11,055
Non-current accrued compensation	11,854
Total liability	$22,909
Projected future expense	7,757
Total projected future cash outflows	$30,666

Projected Future Cash Outflows
(in thousands)
2025	$13,763
2026	6,053
2027	10,698
2028	51
Thereafter	$101

Within “Note 4, Mergers and Acquisitions” and “Note 15, Fair Value Measurements” in the notes to our audited consolidated financial statements in this Annual Report we outline various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of December 31, 2024, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	December 31, 2024
Current accounts payable and accrued liabilities	$48,164
Other non-current liabilities	80,895
Total liability	$129,059
Projected future expense	13,115
Total projected future cash outflows	$142,174

Projected Future Cash Outflows
(in thousands)
2025	$48,945
2026	416
2027	92,813
2028	—
Thereafter	$—
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
The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, which mainly consist of customer relationship intangible assets. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, attrition rates, operating margins, and weighted average cost of capital. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods. As of December 31, 2024 and 2023, an aggregate of $1,392.0 million and
$572.4 million, respectively, of Customer relationships was recorded on the Consolidated Balance Sheets.
The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.
Acquired Customer Relationships
We review acquired intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. We have not made any material changes in the accounting methodology used to evaluate the impairment of goodwill or amortizable intangible assets during the last three fiscal years. Qualitative factors considered include any adverse developments in regulation, unfavorable market conditions, or the extent to which an asset will be utilized. As we continue to experience revenue growth driven by the increase in complexity and inflow of risks into the E&S market, we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an acceleration of amortization or impairment losses that could be material.
Contingent Consideration
The Company recognizes contingent consideration liabilities and contingently returnable consideration resulting from certain business combinations. We estimate the fair value of these contingent consideration arrangements using Level 3 inputs that require the use of numerous assumptions and Monte Carlo simulations, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at the acquisition date and in subsequent periods involves significant judgments, including projecting the future financial performance of the acquired businesses. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions. For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. Refer to “Note 15, Fair Value Measurements” in the consolidated financial statements in this Annual
Report for further information on the assumptions used in the fair value of contingent consideration.
As of December 31, 2024, the Company had eight contingent consideration liability arrangements outstanding, with an aggregate fair value of $129.1 million. If remaining targets were to be met for these contingent consideration arrangements, the maximum amount of the liability would be $563.1 million as of December 31, 2024, and the additional expense would be recorded over the next 3.3 years in Change in contingent consideration within the
Consolidated Statements of Income. As of December 31, 2024, the Company had one contingently returnable consideration arrangement outstanding for $5.5 million. The maximum amount of the asset would be $18.8 million as of December 31,
2024, if certain targets were not achieved, and the additional income would be recorded over the next 2.3 years in Change in contingent consideration within the Consolidated Statements of Income. Refer to “Note 4, Mergers and Acquisitions” in
the consolidated financial statements in this Annual Report for further information on business combinations and contingent consideration.
Income Taxes
As of December 31, 2024 and 2023, $448.3 million and $383.8 million, respectively, of Deferred tax assets were recorded on the Consolidated Balance Sheets. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. The primary item giving rise to temporary differences is the Company’s investment in the
LLC. As of December 31, 2024 and 2023, the Company’s deferred tax asset in the Company’s investment in the LLC was
$429.9 million and $375.2 million, respectively.
In determining the provision for income taxes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate these assets on a quarterly basis to conclude whether they are more likely than not to be realized. In completing this evaluation related to the Company’s deferred tax asset in the investment in the LLC, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the applicable tax law, and results of recent operations.
Projected future taxable income is based on Board-approved budgets and long-term assumptions, which include revenue growth and operating margins, among other factors. Estimating future taxable income is inherently uncertain and requires judgment. We exclude any projected M&A activity from this evaluation.
To the extent we do not generate sufficient federal taxable income to realize a deferred tax asset in any given year, it would result in a federal net operating loss (“NOL”) that is available to us to utilize over an indefinite carryforward period to fully realize the deferred tax assets. Given our historical ability to generate federal taxable income and our projected future taxable income, and the indefinite carryforward period available for federal NOLs, we consider it more likely than not that we will realize this deferred tax asset. If we determine in the future that we will not be able to fully utilize all or part of this deferred tax asset, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in those future periods.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.
Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in our tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities

Tax Receivable Agreement Liabilities
In connection with the Organizational Transactions and IPO, the Company entered into a TRA with current and certain former LLC Unitholders. Amounts payable under the TRA are contingent upon, among other things, (i) the generation of future taxable income over the term of the TRA and (ii) future changes in tax laws, including tax rate changes. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we only recognize a liability for
TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the
TRA to utilize the related tax benefits. Projecting future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate assumptions from our Board-approved budgets and longer-term assumptions, which include revenue growth and operating margins, among other factors. We exclude any projected M&A activity from this evaluation.
As of December 31, 2024 and 2023, we recognized $436.3 million and $358.9 million, respectively, of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits that have been generated since the IPO. If a valuation allowance is recorded against the deferred tax assets subject to the TRA in a future period, the corresponding TRA liability may not be considered probable, resulting in the liability being removed from the Consolidated Balance Sheets and recorded in Other non-operating loss on the
Consolidated Statements of Income. Refer to “Note 18, Income Taxes” in the consolidated financial statements in this
Annual Report for further information on the estimates involved in income taxes and the TRA liability.
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
Foreign Currency Risk
For the year ended December 31, 2024, approximately 5% of revenues were generated from activities in the
United Kingdom, Europe, Canada, India, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Danish Krone, Canadian Dollar,
Singapore Dollar and other currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes. Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and
Cash and cash equivalents held in a fiduciary capacity will fluctuate with the general level of interest rates.
As of December 31, 2024, we had $1,700.0 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.00% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of
December 31, 2024, as determined based upon information available.
On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a
$1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.
Based on the below balances as of December 31, 2024, the impact of a hypothetical 100 basis point (BPS)
increase or decrease in year-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at December 31, 2024	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$540,203	$(5,402)	$5,402
Term Loan principal outstanding (1)	1,700,000	17,000	$(17,000)
Interest rate cap notional amount (2)	1,000,000	(10,000)	$10,000
Net exposure to Interest expense, net		1,598	(1,598)

Cash and cash equivalents held in a fiduciary capacity	1,140,602	11,406	$(11,406)
Net exposure to Fiduciary investment income		$11,406	$(11,406)

Impact to Net income		$9,808	$(9,808)
(1)To the extent SOFR falls below 0.00%, the impact of a change in interest rates is zero.
(2)To the extent interest rates fall below 2.75%, the impact of a change in interest rates is zero.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ryan Specialty Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ryan Specialty Holdings, Inc., and subsidiaries (the
“Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the
Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of
America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013)
issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at December 31, 2024, Castel Underwriting Agencies Limited
(“Castel”), US Assure Insurance Services of Florida, Inc. (“US Assure”), and Innovisk Capital Partners (“Innovisk”),
which were acquired on May 1, 2024, August 30, 2024, and November 4, 2024, respectively, and whose assets (excluding goodwill) constitute 1.9%, 1.5%, and 0.7%, respectively, of the total consolidated assets as of December 31, 2024, and whose net commissions and fees revenue constitute 1.5%, 1.8%, and 0.4%, respectively, of total consolidated net commissions and fees revenue, for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Castel, US Assure, and Innovisk.
Basis for Opinions
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below arises from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Mergers and Acquisitions – Valuation of Certain Newly Acquired Customer Relationships — Refer to Notes 2, 4, and 7
to the consolidated financial statements
Critical Audit Matter Description
The Company completed the acquisitions of Castel, US Assure, and Innovisk during the year ended December 31, 2024, and allocated $923.8 million of purchase consideration to customer relationships. The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires the Company to allocate the total consideration transferred for each acquisition to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition, including identifiable intangible assets.
The allocation of the total consideration for Castel, US Assure, and Innovisk utilizes significant estimates in determining the fair values of identifiable assets acquired, especially with respect to intangible assets. Estimating the fair value for
Castel, US Assure, and Innovisk, at the applicable acquisition dates, involves significant judgments, including projecting the future financial performance of the acquired businesses.
Auditing the purchase price allocated to identifiable intangible assets, specifically customer relationships, involved a high degree of auditor judgment related to management’s assumptions and estimates. The significant assumptions used to estimate the fair value of the customer relationships included discount rates, attrition rates, and revenue growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of acquired customer relationships for Castel, US Assure, and Innovisk included the following, among others:
•We tested the design, implementation and operating effectiveness of internal controls that address the risks of material misstatements relating to the purchase price allocated to customer relationships, including management’s controls over the assumption setting including discount rates, attrition rates, and revenue growth rates.
•We performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the customer relationships.
•We compared the purchase price allocated to customer relationships to comparable transactions within the industry.
•With the assistance of our internal fair value specialists, we performed the following:
◦We evaluated the reasonableness of the valuation methodology.
◦We evaluated the reasonableness of significant assumptions used to estimate purchase price allocated to customer relationships including discount rates, attrition rates, and revenue growth rates.
◦We reperformed the mathematical accuracy of the calculation of customer relationships.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 21, 2025
We have served as the Company’s auditor since 2011.

Ryan Specialty Holdings, Inc.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Net commissions and fees	$2,455,671	$2,026,596	$1,711,861
Fiduciary investment income	60,039	50,953	13,332
Total revenue	$2,515,710	$2,077,549	$1,725,193
EXPENSES
Compensation and benefits	1,591,077	1,321,029	1,128,981
General and administrative	352,050	276,181	196,971
Amortization	157,845	106,799	103,601
Depreciation	9,785	9,038	5,690
Change in contingent consideration	(22,859)	5,421	442
Total operating expenses	$2,087,898	$1,718,468	$1,435,685
OPERATING INCOME	$427,812	$359,081	$289,508
Interest expense, net	158,448	119,507	104,829
Loss (income) from equity method investment in related party	(18,231)	(8,731)	414
Other non-operating loss	15,041	10,380	5,073
INCOME BEFORE INCOME TAXES	$272,554	$237,925	$179,192
Income tax expense	42,641	43,445	15,935
NET INCOME	$229,913	$194,480	$163,257
Net income attributable to non-controlling interests, net of tax	135,248	133,443	102,205
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$94,665	$61,037	$61,052
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.78	$0.53	$0.57
Diluted	$0.71	$0.52	$0.52
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	120,781,234	114,359,968	108,616,420
Diluted	132,891,487	125,745,139	265,750,444
Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME	$229,913	$194,480	$163,257
Net income attributable to non-controlling interests, net of tax	135,248	133,443	102,205
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$94,665	$61,037	$61,052
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	5,613	4,359	9,010
(Gain) on interest rate cap reclassified to earnings	(8,875)	(7,727)	(945)
Foreign currency translation adjustments	(3,992)	825	(1,670)
Change in share of equity method investment in related party other comprehensive income (loss)	2,382	(416)	(2,074)
Total other comprehensive income (loss), net of tax	$(4,872)	$(2,959)	$4,321
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$89,793	$58,078	$65,373
Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$540,203	$838,790
Commissions and fees receivable – net	389,758	294,195
Fiduciary cash and receivables	3,739,727	3,131,660
Prepaid incentives – net	9,219	8,718
Other current assets	109,951	62,229
Total current assets	$4,788,858	$4,335,592
NON-CURRENT ASSETS
Goodwill	2,646,676	1,646,482
Customer relationships	1,392,048	572,416
Other intangible assets	83,674	38,254
Prepaid incentives – net	17,442	15,103
Equity method investment in related party	70,877	46,099
Property and equipment – net	50,209	42,427
Lease right-of-use assets	133,256	127,708
Deferred tax assets	448,289	383,816
Other non-current assets	18,589	39,312
Total non-current assets	$4,861,060	$2,911,617
TOTAL ASSETS	$9,649,918	$7,247,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$249,200	$136,340
Accrued compensation	486,322	419,560
Operating lease liabilities	22,107	21,369
Short-term debt and current portion of long-term debt	51,732	35,375
Fiduciary liabilities	3,739,727	3,131,660
Total current liabilities	$4,549,088	$3,744,304
NON-CURRENT LIABILITIES
Accrued compensation	49,362	24,917
Operating lease liabilities	159,231	154,457
Long-term debt	3,231,128	1,943,837
Tax Receivable Agreement liabilities	436,296	358,898
Deferred tax liabilities	39,922	55
Other non-current liabilities	86,606	41,097
Total non-current liabilities	$4,002,545	$2,523,261
TOTAL LIABILITIES	$8,551,633	$6,267,565
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 125,411,089 and 118,593,062 shares issued and outstanding at December 31, 2024 and 2023, respectively)	125	119
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 136,456,313 and 141,621,188 shares issued and outstanding at December 31, 2024 and 2023, respectively)	136	142
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at December 31, 2024 and 2023)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and 2023)	—	—
Additional paid-in capital	506,258	441,997
Retained earnings	122,939	114,420
Accumulated other comprehensive income (loss)	(1,796)	3,076
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$627,662	$559,754
Non-controlling interests	470,623	419,890
Total stockholders’ equity	$1,098,285	$979,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,649,918	$7,247,209
Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,913	$194,480	$163,257
Adjustments to reconcile net income to cash flows provided by operating activities:
Loss (income) from equity method investment in related party	(18,231)	(8,731)	414
Amortization	157,845	106,799	103,601
Depreciation	9,785	9,038	5,690
Prepaid and deferred compensation expense	30,834	12,192	28,831
Non-cash equity-based compensation	78,995	69,743	77,480
Amortization of deferred debt issuance costs	23,930	12,172	12,054
Amortization of interest rate cap premium	6,955	6,955	4,636
Deferred income tax expense	16,798	7,134	8,986
Deferred income tax expense from common control reorganizations	9,519	18,356	—
(Gain) loss on Tax Receivable Agreement	(2,099)	11,170	5,553
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(22,007)	(44,185)	(20,370)
Accrued interest liability	20,337	934	7,776
Other current and non-current assets	(20,668)	5,773	(19,127)
Other current and non-current liabilities	(7,038)	75,373	(43,267)
Total cash flows provided by operating activities	$514,868	$477,203	$335,514
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(1,708,737)	(446,682)	—
Capital expenditures	(47,001)	(29,776)	(15,043)
Asset acquisitions	—	—	(7,714)
Repayments of prepaid incentives	—	228	337
Total cash flows used in investing activities	$(1,755,738)	$(476,230)	$(22,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Notes	1,187,400	—	394,000
Borrowings on Revolving Credit Facility	1,250,000	—	—
Repayments on Revolving Credit Facility	(1,250,000)	—	—
Debt issuance costs paid	(25,536)	—	(2,369)
Proceeds from term debt	107,625	—	—
Repayment of term debt	(8,250)	(16,500)	(16,500)
Payment of interest rate cap premium, net	—	—	(23,326)
Payment of contingent consideration	—	(4,477)	(6,241)
Tax distributions to non-controlling LLC Unitholders	(82,702)	(71,674)	(39,883)
Receipt of taxes related to net share settlement of equity awards	27,930	7,811	7,168
Taxes paid related to net share settlement of equity awards	(27,460)	(8,785)	(7,168)
Payment of Tax Receivable Agreement liabilities	(21,578)	(16,206)	(8,309)
Dividends paid to Class A common shareholders	(80,236)	—	—
Distributions to non-controlling LLC Unitholders	(22,209)	—	—
Payment of accrued return on Ryan Re preferred units	(2,130)	—	—
Finance lease and other costs paid	—	—	(36)
Net change in fiduciary liabilities	114,003	97,221	17,420
Total cash flows provided by (used in) financing activities	$1,166,857	$(12,610)	$314,756
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(1,514)	584	(126)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(75,527)	$(11,053)	$627,724
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,756,332	1,767,385	1,139,661
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,680,805	$1,756,332	$1,767,385
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$540,203	$838,790	$992,723
Cash and cash equivalents held in a fiduciary capacity	1,140,602	917,542	774,662
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,680,805	$1,756,332	$1,767,385
Refer to Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	109,894,548	$110	149,162,107	$149	$348,865	$(7,064)	$1,714	$251,003	$594,777
Net income	—	—	—	—	—	61,052	—	102,205	163,257
Issuance of common stock	599,559	1	17,856	—	771	—	—	—	772
Exchange of LLC equity for common stock	1,968,793	2	(1,965,688)	(2)	8,937	—	—	(8,937)	—
Forfeiture of common stock	(25,075)	(1)	—	—	—	—	—	—	(1)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(1,501)	—	—	—	(1,501)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(28,728)	(28,728)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(2,074)	(3,700)	(5,774)
Gain on interest rate cap, net	—	—	—	—	—	—	8,065	14,149	22,214
Foreign currency translation adjustments	—	—	—	—	—	—	(1,670)	(3,014)	(4,684)
Equity-based compensation	—	—	—	—	61,051	—	—	16,429	77,480
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	61,037	—	133,443	194,480
Issuance of common stock	546,045	1	62,452	1	1,227	—	—	1,467	2,696
Forfeiture and retirement of common stock	(53,404)	—	—	—	464	(605)	—	—	(141)
Exchange of LLC equity for common stock	5,662,596	6	(5,655,539)	(6)	10,452	—	—	(10,452)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(975)	(975)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(41,342)	—	—	18,906	(22,436)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(74,554)	(74,554)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(416)	(557)	(973)
Loss on interest rate cap, net	—	—	—	—	—	—	(3,368)	(4,765)	(8,133)
Foreign currency translation adjustments	—	—	—	—	—	—	825	1,300	2,125
Equity-based compensation	—	—	—	—	53,073	—	—	16,670	69,743
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	94,665	—	135,248	229,913
Issuance of common stock	1,466,728	1	41,254	—	4,293	—	—	4,849	9,143
Forfeiture and retirement of common stock	(32,107)	—	—	—	1,126	(1,418)	—	—	(292)
Exchange of LLC equity for common stock	5,383,406	5	(5,206,129)	(6)	9,326	—	—	(9,325)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(284)	(284)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(84,728)	—	—	(84,728)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(22,711)	(22,711)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(3,323)	—	—	7,552	4,229
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(84,798)	(84,798)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	2,382	3,326	5,708
Loss on interest rate cap, net	—	—	—	—	—	—	(3,262)	(4,358)	(7,620)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,992)	(4,922)	(8,914)
Equity-based compensation	—	—	—	—	52,839	—	—	26,156	78,995
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
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
The Company is headquartered in Chicago, Illinois, and has operations in the United States, the United Kingdom, Europe,
Canada, India, and Singapore. The Company’s Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
December 31, 2024, the Company owned 47.9% of the outstanding LLC Common Units.
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
The Company, through its intermediate holding company, New LLC, owns a minority economic interest in, and operates and controls the businesses and affairs of, the LLC. The LLC is a VIE of the Company and the Company is the primary beneficiary of the LLC as the Company has both the power to direct the activities that most significantly impact the LLC’s economic performance and has the obligation to absorb losses of, and receive benefits from, the LLC, which could be significant to the Company. Accordingly, the Company has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of such entity. The Company’s relationship with the LLC results in no recourse to the general credit of the Company and the Company has no contractual requirement to provide financial support to the LLC.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
In accordance with ASC 280, Segment Reporting, Ryan Specialty’s operations are reported as a single operating and reporting segment. See Note 20, Segment Reporting, for additional information on the Company’s segment reporting.
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
Net Commissions and Policy Fees
Net commissions and policy fees revenue is primarily based on a percentage of premiums or fees received for an agreed-
upon level of service. The Company’s customers for this revenue stream are agents of the insured. The net commissions and policy fees are recognized at the point in time when an insurance policy is bound and issued, which occurs on the later of the policy effective date or the date the Company receives a request to bind coverage from the customer. Most insurance premiums are subject to cancellations; therefore, commission revenue is considered to be variable consideration at the contract effective date and is recognized net of a constraint for estimated policy cancellations. Estimated policy cancellations are based upon the Company’s historical cancellations. Any endorsement made to a contract is treated as a new contract with revenue recognized on the later of the endorsement effective date or the date the Company receives a request to bind coverage from the customer.
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
Underwriting Management revenue primarily includes insurance commissions for services rendered, including contingent commissions for placing profitable business with carrier partners, as well as loss mitigation fees. Underwriting
Management provides retail and wholesale brokers specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGUs, which act on behalf of insurance carriers that have given the Company the authority to underwrite and bind coverage for specific risks in a cost-effective manner, and programs that offer commercial and personal insurance for specific product lines or industry classes.
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
Commissions and Fees Receivable
The Company earns commissions and fees through its Wholesale Brokerage, Binding Authority and Underwriting
Management Specialties. The Company records a receivable once a performance obligation is satisfied. In some instances, the Company advances premiums on behalf of clients, or advances claims payments and refunds to clients on behalf of underwriters. These amounts are reflected within Commissions and fees receivable – net on the Consolidated Balance
Sheets.
The Company’s receivables are shown net of an allowance for credit losses, which is estimated based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
Fiduciary Assets, Fiduciary Liabilities, and Related Income
In its role as an insurance intermediary, the Company collects and remits amounts between insurance agents and brokers and insurance underwriters. Because these amounts are collected on behalf of third parties, they are excluded from the measurement of the transaction price. Similarly, the Company elected to exclude surplus lines taxes from the measurement of the transaction price, as these are assessed by and remitted to governmental authorities. The Company recognizes fiduciary amounts collectible and held on behalf of others, including insurance policyholders, clients, other insurance intermediaries, and insurance carriers, as Fiduciary cash and receivables on the Consolidated Balance Sheets. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as Cash and cash equivalents on the Consolidated Balance Sheets. The Company recognizes premiums, claims payable, and surplus lines taxes as Fiduciary liabilities on the Consolidated Balance Sheets. The Company does not have any rights or obligations in connection with these amounts with the exception of segregating these amounts from the Company’s operating accounts and liabilities.
Unremitted insurance premiums are held in a fiduciary capacity until disbursement. The Company holds these funds in cash and, where permitted, cash equivalents, including AAA-rated money market funds registered with the U.S. Securities and Exchange Commission under Rule 2a-7 of the Investment Company Act of 1940. Interest income is earned on the unremitted funds, which is included in Fiduciary investment income in the Consolidated Statements of Income. Interest earned on fiduciary funds held is not accounted for under ASC 606, Revenue from Contracts with Customers.
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
Intangible Assets
Intangible assets consist primarily of customer relationships. Customer relationships are amortized over their estimated useful lives, ranging from one to fifteen years, in proportion with the realization of their economic benefit. Generally, the
Company uses outside valuation specialists to value acquired intangible assets. Other intangible assets include trade names and internally developed software, which are amortized over their estimated lives, typically one to three years and between four to seven years, respectively. The Company has no indefinite-lived intangible assets.
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
The Company’s leased assets consist primarily of real estate for occupied offices and office equipment. Certain of these leases have options permitting renewals for additional periods or clauses allowing for early termination, and where those are reasonably certain to be executed, they are recognized as a component of the initial lease term. All of the Company’s real estate leases and office equipment leases are recognized as operating leases. The Company also subleases some real estate properties to third parties, which are classified as operating leases. The Company recognizes lease payments for short-term leases of twelve months or less on a straight-line basis over the lease term in the Consolidated Statements of
Income.
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
At the lease commencement for operating leases, the Company recognizes the total lease liability through the lease term as the present value of all remaining payments, discounted by the rate determined at commencement on the Consolidated
Balance Sheets. Operating leases are included in Lease right-of-use assets, Current Operating lease liabilities, and Non-
current Operating lease liabilities on the Consolidated Balance Sheets. In the event the lease liability is remeasured due to a change in the scope of, or the consideration for, a lease, an adjustment is made to the right-of-use asset. If a right-of-use asset is impaired, the impairment charge is recognized within General and administrative expense in the Consolidated
Statements of Income.
Equity-Based Compensation
The Company issues equity-based awards to employees in the form of Restricted Stock, Restricted Stock Units (“RSUs”),
Performance Stock Units (“PSUs”), Stock Options, Restricted Common Units, Restricted LLC Units (“RLUs”),
Performance LLC Units (“PLUs”), and Class C Incentive Units. Compensation expense for equity awards is measured at the grant date fair value. The grant date fair value of Restricted Stock and RSUs is based on the closing price of the underlying stock the day prior to issuance. The grant date fair value of RLUs is valued consistently to RSUs less a discount for the lower distributions that they are entitled to accrue. The grant date fair value of Stock Options is estimated using the
Black-Scholes option pricing model, and the grant date fair value of PSUs, PLUs, Restricted Common Units and Class C
Incentive Units is estimated using a Monte Carlo simulation based pricing model. These pricing models require management to make assumptions with respect to the fair value of the equity awards on the grant date, including the expected term of the award, the expected volatility of the Company’s stock based on a period of time generally commensurate with the expected term of the award, risk-free interest rates, and expected dividend yields of the Company’s
Class A common stock, among other items including the Company’s Class A common stock price and taxable income forecasts. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation expense could be materially impacted.
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
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc., by the number of weighted average shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc., by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings per share. See Note 12, Earnings Per Share, for additional information on dilutive securities.
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
Defined Contribution Plan
The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the
“Savings Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Savings
Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the
Savings Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50%
of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year and recognizes expense for the matching contribution in the period where requisite employee service is performed. The
Company recognized expense related to discretionary matching contributions of $25.3 million, $21.3 million, and $17.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was included in Compensation and benefits on the Consolidated Statements of Income.
Deferred Compensation Plan
The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management.
Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses, and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments. Changes in the value of deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income. The
Company recognized liabilities for employee deferrals, inclusive of changes in the value of deferred amounts held, of $5.2 million and $3.5 million in Current Accrued compensation as of December 31, 2024 and 2023, respectively, and $36.5 million and $22.4 million in Non-current Accrued compensation on the Consolidated Balance Sheets as of December 31,
2024 and 2023, respectively.
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

Litigation and Contingent Liabilities
The Company is subject to various legal actions related to claims, lawsuits, and proceedings incident to the nature of the business. The Company records liabilities for loss contingencies when it is probable that a liability has been incurred on or before the balance sheet date and the amount of the liability can be reasonably estimated. The Company does not discount such contingent liabilities and recognizes related legal costs, such as fees and expenses of external counsel and other service providers, as period expenses when incurred. Loss contingencies are recorded within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Significant management judgment is required to estimate the amounts of such contingent liabilities. The Company records loss recoveries from E&O insurance coverage, up to the amount of the financial statement loss incurred, when the realization of the indemnity for a claim presented under the Company’s E&O insurance coverage is deemed probable in Other current assets on the Consolidated Balance Sheets. In order to assess potential liabilities and any recoveries, the Company analyzes the litigation exposure based upon available information, including consultation with counsel handling the defense of these matters. As these liabilities are uncertain by their nature, the recorded amounts may change due to a variety of factors, including new developments or changes in the approach, such as changing the settlement strategy as applicable to a matter.
Foreign Currency Translation
The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Balances denominated in non-functional currency are remeasured to the functional currency using current exchange rates, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency balances are then translated into the reporting currency (i.e., USD) using (i) exchange rates at the balance sheet date for items reported as assets or liabilities on the Consolidated Balance Sheets, (ii) historical rates for items reported in the
Consolidated Statements of Stockholders’ Equity other than retained earnings, and (iii) average exchange rates for items recorded in earnings and included in retained earnings. The resulting change in unrealized translation gains or losses is a component of Accumulated other comprehensive income within the Consolidated Balance Sheets.
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
The Company evaluates and accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, using a two-
step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur if the
Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The Company records interest, and penalties where applicable, net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense in the Consolidated Statements of Income.
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
Consolidated Balance Sheets.
The Company accounts for the effects of the increases in tax basis and associated liabilities under the TRA arising from exchanges with respect to Exchange Tax Attributes and TRA Payment Attributes (i) by recording an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on the enacted federal and state tax rates at the date of the exchange, (ii) to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, by reducing the deferred tax asset with a valuation allowance, and (iii) by recording an offsetting increase in the Tax
Receivable Agreement liability for 85% of the realizable tax benefit and an increase in Additional paid-in capital for the remaining 15% of the realizable tax benefit on the Consolidated Balance Sheets.
The Company accounts for the associated liability under the TRA arising from exchanges with respect to the Pre-IPO
M&A Tax Attributes by recording an increase in the Tax Receivable Agreement liability for 85% of the realizable tax benefits associated with the Pre-IPO M&A Tax Attributes with an offsetting decrease to Additional paid-in capital on the
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
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) — Improvements to Reportable
Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This
ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard retrospectively as of December
31, 2024, resulting in incremental disclosures on segment information. See Note 20, Segment Reporting, for additional information on the Company’s segment reporting.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosures,
which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense
Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, but early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Year Ended December 31,
	2024	2023	2022
Wholesale Brokerage	$1,489,077	$1,319,056	$1,129,241
Binding Authority	320,379	275,961	231,048
Underwriting Management	646,215	431,579	351,572
Total Net commissions and fees	$2,455,671	$2,026,596	$1,711,861
Contract Balances
The contract assets balance, which is included within Commissions and fees receivable – net on the Consolidated Balance
Sheets, was $35.6 million and $13.4 million as of December 31, 2024 and 2023, respectively. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance
Sheets, was $8.7 million and $7.8 million as of December 31, 2024 and 2023, respectively. During the year ended
December 31, 2024, $7.5 million of the contract liabilities outstanding as of December 31, 2023, were recognized in revenue.
4.    MERGERS AND ACQUISITIONS
2024 Acquisitions
On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited (“Castel”), a managing general underwriting platform headquartered in London, England, for cash consideration of $247.6 million, $2.2 million of
RYAN Class A common stock, and contingently returnable consideration of $4.9 million. During the year ended
December 31, 2024, measurement period adjustments related to deferred tax liabilities of $1.6 million, taxes payable of
$0.9 million, and working capital of $0.5 million were recognized as a net $2.0 million decrease in Goodwill on the
Consolidated Balance Sheets.
On August 30, 2024, the Company completed the acquisition of US Assure Insurance Services of Florida, Inc. (“US
Assure”), a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida, for cash consideration of $1,079.8 million and contingent consideration of $103.8 million. During the year ended December 31, 2024, a measurement period adjustment related to working capital of $5.2 million was recognized as an increase in Goodwill on the
Consolidated Balance Sheets.
On September 1, 2024, the Company completed the acquisition of certain assets of Greenhill Underwriting Insurance
Services, LLC (“Greenhill”), an MGU focused on the allied health industry headquartered in Houston, Texas, for cash consideration of $11.7 million. During the year ended December 31, 2024, measurement period adjustments related to working capital of $0.4 million and the initial valuation of customer relationships of $0.1 million were recognized as a net
$0.3 million increase in Goodwill on the Consolidated Balance Sheets.
On September 13, 2024, the Company completed the acquisition of the Property and Casualty (“P&C”) MGUs owned by
Ethos Specialty Insurance, LLC (“Ethos P&C”) for cash consideration of $44.0 million. Ethos P&C is composed of eight programs which underwrite on behalf of insurance carriers.
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc. (“EverSports”), an MGU focused on sports, leisure, and entertainment headquartered in Carmel, Indiana, for $43.1 million of cash consideration. Total consideration for this acquisition also includes contingent consideration, however, the contingent consideration value was de minimis as of the acquisition date.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners (“Innovisk”), which is composed of seven specialty MGUs headquartered in London, England, for cash consideration of $426.8 million.
The $103.8 million of contingent consideration liabilities and $4.9 million of contingently returnable consideration established for the acquisitions that occurred during the year ended December 31, 2024, were measured at the estimated acquisition date fair value and were non-cash investing transactions. These arrangements are based on the individual businesses’ revenue or EBITDA targets, or both, over the next two to three fiscal years.
The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired during the year ended December 31, 2024, as of the date of each acquisition and includes any measurement period adjustments:

	Castel	US Assure	Greenhill	Ethos P&C	EverSports	Innovisk	Total
Cash and cash equivalents	$10,294	$7,181	$314	$—	$—	$18,046	$35,835
Commissions and fees receivable – net	10,657	50,111	46	—	1,788	11,520	74,122
Fiduciary cash and receivables	119,333	122,136	3,222	—	19,840	29,643	294,174
Goodwill	188,611	463,090	7,570	24,246	24,417	295,234	1,003,168
Customer relationships[1]	97,695	670,300	4,285	21,100	17,400	155,800	966,580
Other intangible assets	875	9,900	—	—	—	11,200	21,975
Lease right-of-use assets	1,269	2,256	—	—	—	551	4,076
Other current and non-current assets	1,312	606	—	—	—	1,640	3,558
Total assets acquired	$430,046	$1,325,580	$15,437	$45,346	$63,445	$523,634	$2,403,488
Accounts payable and accrued liabilities	254	9,284	—	—	—	3,609	13,147
Accrued compensation	43,688	3,138	49	1,371	538	27,719	76,503
Fiduciary liabilities	119,433	122,136	3,222	—	19,840	29,643	294,274
Operating lease liabilities	1,269	2,256	—	—	—	551	4,076
Deferred tax liabilities	20,173	—	—	—	—	35,268	55,441
Total liabilities assumed	$184,817	$136,814	$3,271	$1,371	$20,378	$96,790	$443,441
Net assets acquired	$245,229	$1,188,766	$12,166	$43,975	$43,067	$426,844	$1,960,047
1 The customer relationships acquired during the year ended December 31, 2024, have a weighted average amortization period of 13.4 years.
Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date. Estimated tax deductible goodwill of $735.8 million was generated as a result of these acquisitions. The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for the acquisitions above of $19.1 million during the year ended December 31, 2024, in General and administrative expense on the Consolidated Statements of Income. In conjunction with the closing of the
Castel acquisition, the deal-contingent foreign currency forward (the “Deal-Contingent Forward”), as described in Note 13,
Derivatives, was settled.

The Company recognized an aggregate $102.8 million of revenue related to the 2024 acquisitions above from their respective acquisition dates during the year ended December 31, 2024.
2023 Acquisitions
On January 3, 2023, the Company completed the acquisition of certain assets of Griffin Underwriting Services (“Griffin”), a binding authority specialist and wholesale insurance broker headquartered in Bellevue, Washington, for cash consideration of $115.5 million.
On July 1, 2023, the Company completed the acquisitions of certain assets of ACE Benefit Partners, Inc. (“ACE”), a medical stop loss general agent headquartered in Eagle, Idaho, and Point6 Healthcare, LLC (“Point6”), a distributor of medical stop loss insurance on behalf of retail brokers and third-party administrators headquartered in Plano, Texas, for an aggregate $46.8 million of cash consideration and $2.3 million of contingent consideration. During the year ended
December 31, 2024, a measurement period adjustment related to the initial valuation of contingent consideration of $0.6 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets.
On July 3, 2023, the Company completed the acquisition of Socius Insurance Services (“Socius”), a national wholesale insurance broker headquartered in Northern California, for $253.5 million of cash consideration, $5.8 million of contingent consideration, and $2.7 million of RYAN Class A common stock.
On December 1, 2023, the Company completed the acquisition of AccuRisk Holdings, LLC (“AccuRisk”), a medical stop loss managing general underwriter headquartered in Chicago, Illinois, for $98.3 million of cash consideration. During the year ended December 31, 2024, measurement period adjustments related to the initial valuation of contingent consideration of $0.3 million and deferred tax assets of $0.4 million were recognized as increases in Goodwill on the Consolidated
Balance Sheets.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for the 2023 acquisitions above of $7.1 million during the year ended December 31, 2023, in
General and administrative expense on the Consolidated Statements of Income.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2024 and 2023 acquisitions, excluding Griffin as it is already included in the results of all periods presented, all occurred on January 1, 2023. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future. The pre-acquisition Castel and US Assure results included in the pro forma figures below contain acquisition-related expenses that were not considered pro forma adjustments for the
Company.

	Year Ended December 31,
	2024	2023
Total revenue	$2,671,660	$2,410,956
Net income	167,171	68,743
The unaudited pro forma financial information includes adjustments of (i) incremental amortization expense on intangible assets acquired of $77.0 million and $146.4 million for the years ended December 31, 2024 and 2023, respectively, (ii) a decrease of $24.0 million and an increase of $8.4 million in transaction costs for the years ended December 31, 2024 and
2023, respectively, (iii) incremental financing costs and interest expense resulting from the debt activity related to the US
Assure and Innovisk acquisitions of $20.6 million and $99.0 million for the years ended December 31, 2024 and 2023, respectively, (iv) an increase of $9.5 million of income tax expense for the year ended December 31, 2023, related to the
2024 CCRs (as defined in Note 18, Income Taxes), with an equal decrease in income tax expense for the year ended
December 31, 2024, and (v) a reduction in tax expenses related to the pro forma adjustments of $8.4 million and $26.2 million for the years ended December 31, 2024 and 2023, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Change in contingent consideration	$(22,859)	$5,421	$442
Interest expense, net	5,472	3,052	1,991
Total	$(17,387)	$8,473	$2,433
As of December 31, 2024, the aggregate amount of maximum consideration related to acquisitions was $563.1 million related to contingent consideration and $18.8 million related to contingently returnable consideration.
5.    RESTRUCTURING
In February 2023, the Company initiated the ACCELERATE 2025 program to enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aimed to reduce costs and increase efficiencies through a focus on optimizing the Company’s operations and technology. In its expanded form, the restructuring plan was expected to incur total restructuring costs of approximately $110.0 million through December 31,
2024, and is expected to generate annual savings of approximately $60.0 million in 2025. The total expected costs of the plan included $55.0 million related to operations and technology optimization, $40.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination costs. The plan was completed on December 31, 2024, as anticipated.
The table below presents the restructuring expense incurred:

	Year Ended December 31,
	2024	2023	Total
Operations and technology optimization	$27,162	$25,995	$53,157
Compensation and benefits	32,217	11,320	43,537
Asset impairment and other termination costs	318	11,057	11,375
Total	$59,697	$48,372	$108,069
During the years ended December 31, 2024 and 2023, the Company recognized restructuring expenses of $39.9 million and
$22.6 million, respectively, including contractor costs, in Compensation and benefits, and $19.8 million and $25.8 million, respectively in General and administrative expense on the Consolidated Statements of Income.
The table below presents a summary of changes in the restructuring liability:

	Operations and Technology Optimization	Compensation and Benefits	Asset Impairment and Other Termination Costs	Total
Balance at December 31, 2023	$5,886	$1,080	$—	$6,966
Accrued costs	49,885	32,217	318	82,420
Payments	(38,788)	(29,467)	—	(68,255)
Non-cash adjustments	—	—	(318)	(318)
Balance at December 31, 2024	$16,983	$3,830	$—	$20,813
Accrued costs in the table above include both costs expensed and capitalized during the period. As of December 31, 2024 and 2023, $15.3 million and $5.3 million, respectively, of the restructuring liability was included in Accounts payable and accrued liabilities and $5.5 million and $1.7 million, respectively, was included in Current Accrued compensation on the
Consolidated Balance Sheets.

6.    RECEIVABLES AND OTHER CURRENT ASSETS
Receivables
The Company had receivables of $389.8 million and $294.2 million outstanding as of December 31, 2024 and 2023, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets.
Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$2,458	$1,980
Write-offs	(3,106)	(1,722)
Increase in provision	3,666	2,200
Balance at end of period	$3,018	$2,458
Other Current Assets
Major classes of other current assets consisted of the following:

	As of December 31,
	2024	2023
Prepaid expenses	$51,701	$25,762
Insurance recoverable	20,155	20,562
Interest rate cap	13,936	—
Other current receivables	24,159	15,905
Total Other current assets	$109,951	$62,229
Other current receivables contain service receivables from Geneva Re, Ltd. See Note 17, Related Parties, for further information regarding related parties. See Note 16, Commitments and Contingencies, for further information on the insurance recoverable. See Note 13, Derivatives, for further information on the interest rate cap.
7.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides a summary of goodwill activity:

Goodwill
Balance at December 31, 2022	$1,314,984
Acquisitions	330,977
Impact of exchange rate changes	521
Balance at December 31, 2023	$1,646,482
Acquisitions	999,763
Measurement period adjustments	4,744
Impact of exchange rate changes	(4,313)
Balance at December 31, 2024	$2,646,676

The net carrying amounts of finite-lived intangible assets are shown in the table below:

	As of December 31, 2024			As of December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,102,404	$(710,356)	$1,392,048	$1,138,875	$(566,459)	$572,416
Trade names	32,538	(25,201)	7,337	23,669	(22,447)	1,222
Internally developed software	103,388	(27,051)	76,337	56,704	(19,672)	37,032
Total	$2,238,330	$(762,608)	$1,475,722	$1,219,248	$(608,578)	$610,670
The cost of internally developed software in development but not yet placed in service was $30.8 million and $18.1 million as of December 31, 2024 and 2023, respectively.
The aggregate amortization expense from finite-lived intangible assets was $157.8 million, $106.8 million, and $103.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The estimated future amortization for finite-
lived intangible assets as of December 31, 2024, was as follows:

	Customer Relationships	Trade Names	Internally Developed Software
2025	$216,469	$3,560	$15,966
2026	191,450	2,266	16,743
2027	162,056	1,511	15,843
2028	143,347	—	14,441
2029	126,680	—	9,450
Thereafter	552,046	—	3,894
Total	$1,392,048	$7,337	$76,337

8.    LEASES
The Company has various non-cancelable operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Year Ended December 31,
	2024	2023	2022
Lease costs
Operating lease costs	$31,375	$36,907	$32,834
Finance lease costs	—	—	31
Short-term lease costs
Operating lease costs	1,000	870	598
Finance lease costs	—	—	10
Sublease income	(514)	(642)	(488)
Lease costs – net	$31,861	$37,135	$32,985

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$32,351	$32,933	$25,569
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	31,487	11,771	93,029
Amortization of right-of-use assets for operating lease activity	22,460	24,664	23,051
Weighted average discount rate (percent)
Operating leases	5.4%	5.1%	4.8%
Finance leases	—	—	3.2%
Weighted average remaining lease term (years)
Operating leases	7.6	8.2	8.5
Finance leases	—	—	1.9
The estimated future minimum payments of operating leases as of December 31, 2024, were as follows:

2025	$30,436
2026	33,505
2027	30,527
2028	25,910
2029	23,868
Thereafter	79,703
Total undiscounted future lease payments	$223,949
Less: Imputed interest	(42,611)
Present value lease liabilities	$181,338
The Company had three leases with inception dates prior to December 31, 2024, that had not yet commenced as of
December 31, 2024, for a total future estimated lease liability of $12.3 million.

9.    DEBT
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	As of December 31,
	2024	2023
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.25% as of December 31, 2024, Adjusted Term SOFR + 3.00% as of December 31, 2023, matures September 13, 2031	$1,672,532	$1,564,718
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	401,676	400,704
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,198,183	—
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50% as of December 31, 2024, Adjusted Term SOFR + up to 3.00% as of December 31, 2023, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	1,207	377
Premium financing notes
Commercial notes, periodic interest and principal payments, 6.25%, expire May 1, 2025	2,673	—
Commercial notes, periodic interest and principal payments, 6.25%, expire June 1, 2025	548	—
Commercial notes, periodic interest and principal payments, 6.25%, expire June 21, 2025	2,642	—
Commercial notes, periodic interest and principal payments, 5.75%, expired May 1, 2024	—	2,251
Commercial notes, periodic interest and principal payments, 5.75%, expired June 1, 2024	—	622
Commercial notes, periodic interest and principal payments, 6.00%, expired June 19, 2024	—	2,485
Commercial notes, periodic interest and principal payments, 5.75%, expired June 21, 2024	—	2,855
Units subject to mandatory redemption	3,399	5,200
Total debt	$3,282,860	$1,979,212
Less: Short-term debt and current portion of long-term debt	(51,732)	(35,375)
Long-term debt	$3,231,128	$1,943,837

The future maturities of long-term debt, which excludes premium financing notes, as of December 31, 2024, were as follows:

2025	$45,869
2026	17,000
2027	17,000
2028	17,000
2029	17,000
Thereafter	3,218,316
Total repayments	$3,332,185
Less: Unamortized discounts and debt issuance costs	(55,188)
Total	$3,276,997
Term Loan
The original principal of the Term Loan was $1,650.0 million. As a result of the Seventh Amendment, as defined and described below, the principal was increased to $1,700.0 million. As of December 31, 2024, $1,700.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were
$27.8 million. As of December 31, 2023, $1,596.4 million of the principal was outstanding, $1.1 million of interest was accrued, and the related unamortized deferred issuance costs were $32.8 million.
On January 19, 2024, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. As
a result of the Fifth Amendment, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR +
3.00% to Adjusted Term SOFR + 2.75% and is no longer subject to a credit spread adjustment. All other material provisions remain unchanged. The portion of the debt related to the lenders that opted out of the repricing was considered extinguished and their portion of the legacy debt issuance costs of $0.4 million was written off during the year ended
December 31, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income.
Additionally, the Company incurred third-party fees related to the repricing of $1.9 million for the year ended
December 31, 2024, which were recognized in Other non-operating loss on the Consolidated Statements of Income.
On September 13, 2024, the Company entered into the seventh amendment (the “Seventh Amendment”) to the Credit
Agreement. As a result of the Seventh Amendment, the principal of the Term Loan was increased to $1,700.0 million, the applicable interest rate of the Term Loan was reduced from Adjusted Term SOFR + 2.75% to Adjusted Term SOFR +
2.25%, the 0.75% floor on Adjusted Term SOFR was reduced to 0.00%, and the maturity date was extended to
September 13, 2031. Incremental debt issuance costs of $11.1 million were incurred and will be amortized over the extended term of the loan. The portion of the debt related to the lenders that opted out of the Seventh Amendment was considered extinguished and their portion of the legacy debt issuance costs of $8.3 million was written off during the year ended December 31, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income.
Additionally, the Company incurred third-party fees related to the Seventh Amendment of $16.2 million for the year ended
December 31, 2024, which were recognized in Other non-operating loss on the Consolidated Statements of Income.
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
The portion of the debt related to the lender that opted out of the Sixth Amendment was considered extinguished and its portion of the legacy debt issuance costs of $0.1 million was written off during the year ended December 31, 2024, which was recognized in Interest expense, net on the Consolidated Statements of Income.
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million and $600.0 million as of December 31, 2024 and 2023, respectively. Due to the nature of the instrument, the deferred issuance costs related to the facility of $9.6 million and $4.1 million were included in Other non-current assets on the Consolidated Balance Sheets as of December 31, 2024
and 2023, respectively. The commitments available to be borrowed under the Revolving Credit Facility were $1,399.7 million and $599.7 million as of December 31, 2024 and 2023, respectively, as the facility was reduced by $0.3 million of undrawn letters of credit.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of December 31, 2024 and 2023, the Company accrued $1.2 million and $0.4 million, respectively, of unpaid commitment fees related to the
Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets.
Borrowings under the Term Loan and the Revolving Credit Facility are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of existing and future material domestic subsidiaries of the
Company.
Senior Secured Notes due 2030
On February 3, 2022, the LLC issued $400.0 million of Senior Secured Notes. As of December 31, 2024 and 2023, accrued interest on the notes was $7.3 million and the related unamortized deferred issuance costs were $5.6 million and $6.6 million, respectively.
Senior Secured Notes due 2032
On September 19, 2024, the LLC issued $600.0 million of Senior Secured Notes. On December 9, 2024, the LLC issued an additional $600.0 million aggregate principal amount of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of December 31, 2024, accrued interest on the notes was
$20.0 million and the related unamortized deferred issuance costs, including discount, were $21.8 million.
Bridge Facility
On July 31, 2024, the Company entered into a 364-day unsecured bridge term loan facility (the “Bridge Facility”), which provided unsecured bridge financing of up to $500.0 million to finance a portion of the US Assure acquisition price. In lieu of drawing under the Bridge Facility, the Company borrowed under the Revolving Credit Facility. Concurrent with the completion of the US Assure acquisition on August 30, 2024, the Bridge Facility was terminated, and the Company recognized $4.1 million of related deferred financing costs in Interest expense, net on the Consolidated Statements of
Income during the year ended December 31, 2024.
Subsidiary Units Subject to Mandatory Redemption
Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, 15 years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized as Interest expense, net in the Consolidated Statements of Income. As of December 31, 2024
and 2023, interest accrued on these units was $0.1 million and $1.9 million, respectively. $2.1 million of accrued return on the Ryan Re preferred units was paid during the year ended December 31, 2024. See Note 17, Related Parties, for further information on Ryan Re.
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
Class X Common Stock
There were no shares of Class X common stock outstanding as of December 31, 2024 or 2023. Shares of Class X common stock have no economic or voting rights.
Preferred Stock
There were no shares of preferred stock outstanding as of December 31, 2024 or 2023. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Dividends
During the year ended December 31, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of
$0.11 per share on the Company’s outstanding Class A common stock. During the year ended December 31, 2024, $80.2 million of dividends, consisting of $27.1 million related to the special Q1 2024 dividend and $53.1 million related to regular quarterly dividends, was paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of December 31, 2024 and 2023, the Company owned 47.9% and 45.6%, respectively, of the economic interests in the
LLC, while the non-controlling interest holders owned the remaining 52.1% and 54.4%, respectively, of the economic interests in the LLC.
Weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 52.0%, 56.1%, and 57.1% for the years ended December 31, 2024,
2023, and 2022, respectively.
During the year ended December 31, 2024, the Company declared a regular quarterly cash distribution of $0.04 per unit on the LLC’s outstanding LLC Common Units. During the year ended December 31, 2024, $22.2 million in distributions were paid to the non-controlling interest holders of the LLC Common Units
11.    EQUITY-BASED COMPENSATION
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

Separately, certain employees were granted one or more of the following new awards: (i) RSUs, (ii) Staking Options, (iii)
RLUs, or (iv) Staking Class C Incentive Units. The terms of these awards are described below. All awards granted as part of the Organizational Transactions and the IPO are subject to non-linear transfer restrictions for at least the five-year period following the IPO.
Incentive Awards
As part of the Company’s annual compensation process, the Company issues certain employees and directors equity-based compensation awards (“Incentive Awards”). Additionally, the Company offers Incentive Awards to certain new hires.
These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Class C Incentive Units, (iv) Stock Options,
(v) PSUs, and (vi) PLUs. The terms of these awards are described below.
Restricted Stock and Restricted Common Units
As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock or
Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units follow the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Year Ended December 31, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	938,910	$21.15	1,122,564	$23.84
Granted	—	—	—	—
Vested	(516,679)	21.15	(986,573)	23.84
Forfeited	(8,411)	21.15	—	—
Unvested at end of period	413,820	$21.15	135,991	$23.84
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
vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Year Ended December 31, 2024
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	3,359,778	$23.07	1,819,916	$38.02
Granted	—	—	834,362	53.39
Vested	(608,355)	22.80	(199,772)	38.02
Forfeited	(51,457)	22.69	(79,819)	40.90
Unvested at end of period	2,699,966	$23.14	2,374,687	$43.33

The weighted-average grant date fair value of Incentive RSUs granted during the years ended December 31, 2023 and
2022, was $41.37 and $34.63, respectively. The fair value of RSUs vested during the years ended December 31, 2024,
2023, and 2022, was $46.2 million, $19.8 million, and $19.7 million, respectively.
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
years 3, 4 and 5 or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Year Ended December 31, 2024
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	4,473,388	66,667	165,684	$34.39
Granted	—	—	150,000	52.38
Exercised	(550,294)	—	—	—
Forfeited	(52,330)	—	(34,032)	34.39
Outstanding at end of period	3,870,764	66,667	281,652	$43.97
1 As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
The fair values of Incentive Options granted were determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024	2022
Volatility	25.0%	27.5%
Time to maturity (years)	7.0	7.0
Risk-free rate	4.2%	2.2%
Dividend yield	0.8%	0.0%
Fair value per option	$17.09	$11.68
There were no Incentive Options granted during the year ended December 31, 2023.
The use of a valuation model for the Options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The expected times to maturity were based on the weighted-average vesting terms and contractual terms of the awards. The risk-free interest rates were based on U.S. Treasury rates commensurate with the expected life of the respective award. The dividend yields were based on the Company’s expected dividend rates.

As of December 31, 2024, there were 6,666 and 1,557,285 exercisable Staking and Reload Options, respectively, and no exercisable Incentive Options. The aggregate intrinsic values and weighted average remaining contractual terms of Stock
Options outstanding and exercisable as of December 31, 2024, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$157,385
Reload Options exercisable	63,319
Staking Options outstanding	2,711
Staking Options exercisable	271
Incentive Options outstanding	5,686
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years):
Reload Options outstanding	6.3
Reload Options exercisable	6.2
Staking Options outstanding	7.6
Staking Options exercisable	7.6
Incentive Options outstanding	8.2
Incentive Options exercisable	—
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

	Year Ended December 31, 2024
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,448,127	$25.09	482,329	$39.80
Granted	—	—	249,971	51.33
Vested	(154,589)	25.05	(45,588)	35.60
Forfeited	—	—	—	—
Unvested at end of period	1,293,538	$25.10	686,712	$44.30

The weighted-average grant date fair value of Incentive RLUs granted during the years ended December 31, 2023 and
2022, was $41.14 and $34.86, respectively.
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
date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with
20% vesting in each of years 3 through 7.

	Year Ended December 31, 2024
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	3,911,490	1,876,669	495,822	$36.96
Granted	—	—	—	—
Vested	(2,958,895)	(271,666)	—	—
Forfeited	—	—	—	—
Unvested at end of period	952,595	1,605,003	495,822	$36.80
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.34 and $23.50 as of December 31, 2024 and 2023, respectively.
The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the year ended December 31, 2024.
Valuation Considerations
The Restricted Common Units, once vested, are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the
Company. The various Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the
Class C Incentive Units can be exchanged for LLC Common Units of equal value and are entitled to the same TRA benefits upon an exchange to Class A common stock. In order to value the Restricted Common Units and Class C Incentive
Units the Company is required to make certain assumptions with respect to select model inputs.
Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the various Class C Incentive Units, the Company uses a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. For Class C Incentive Units granted during the years ended December 31, 2023 and 2022, the Monte Carlo simulation model used the following assumptions:
the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company’s stock price and taxable income. The dividend yield was based on the Company’s expected dividend rate of 0.0%. The risk-free interest rate range of 2.4%-4.0% was based on U.S. Treasury rates commensurate with a term of 30 years. The weighted-average grant date fair value of Class C Incentive Units granted during the years ended December 31, 2023 and 2022, was $22.98 and $19.04, respectively.
Performance Based Awards
Performance Stock Units (PSUs) and Performance LLC Units (PLUs)
Certain employees were granted performance-based equity awards, either PSUs or PLUs, subject to the Company’s achievement of several defined performance metrics including (i) an Adjusted EBITDAC Margin target, (ii) an Organic
Revenue Growth Compound Annual Growth Rate (“CAGR”) target, and (iii) total shareholder return (“TSR”) CAGR targets. The TSR CAGR targets are measured from the $52.38 base price of Class A common stock to the sum of (i) the average of (a) the volume weighted average price (“VWAP”) of the Class A common stock for the fourth quarter of 2027 and (b) the VWAP of the Class A common stock for the first quarter of 2028 and (ii) dividends paid to Class A common shareholders. The Adjusted EBITDAC Margin and the Organic Revenue Growth CAGR targets, as well as a minimum threshold for the TSR CAGR target, must be achieved for the awards to vest. If the Adjusted EBITDAC Margin or the
Organic Revenue Growth CAGR targets are not met, or the TSR CAGR is below the minimum threshold, the awards will be forfeit.
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

Year Ended December 31, 2024
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—	—	$—
Granted	366,996	27.99	487,218	24.40
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	366,996	$27.99	487,218	$24.40
The fair values of the performance-based awards granted during the year ended December 31, 2024, were determined using the Monte Carlo simulation valuation model with the following assumptions:

PSUs and PLUs
Volatility	22.1% - 24.7%
Time to maturity (years)	3.4 - 4.1
Risk-free rate	4.1% - 4.2%
RYAN stock price at valuation date	$52.38 - $66.71
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
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”), with the exception of one director who has agreed to forgo any compensation for their service to the Board.
The Director Stock Grants are fully vested upon grant. During the years ended December 31, 2024, 2023, and 2022, the
Company granted 22,935, 19,698, and 53,159 Director Stock Grants, respectively, with weighted-average grant date fair values of $49.07, $40.86, and $36.30, respectively.
Dividend Equivalents and Declared Distributions
A majority of the Company’s unvested equity-based compensation awards, with the exception of Options and Class C
Incentive Units, are entitled to accrue dividend equivalents if the award vests into Class A common stock (“Dividend
Equivalents”) or declared distributions if the award vests into LLC Common Units (“Declared Distributions”) over the period the underlying award vests. The Dividend Equivalents and Declared Distributions will be paid in cash to award holders at the time the underlying award vests. If an award holder forfeits their underlying award, the accrued Dividend
Equivalents or Declared Distributions will also be forfeit. Class C Incentive Units do not accrue cash distributions but instead have their participation thresholds lowered by each declared distribution. Options do not participate in dividends.
As of December 31, 2024, the Company accrued $0.9 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.9 million and $0.4 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.
Equity-Based Compensation Expense
As of December 31, 2024, the unrecognized equity-based compensation expense related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
Restricted Stock	$896	0.4
IPO RSUs	27,358	3.3
Incentive RSUs	56,548	2.3
Reload Options	951	0.6
Staking Options	236	3.7
Incentive Options	2,230	1.5
PSUs	8,866	4.0
Restricted Common Units	458	0.1
IPO RLUs	16,817	4.6
Incentive RLUs	19,278	1.8
Reload Class C Incentive Units	626	0.8
Staking Class C Incentive Units	9,035	4.1
Class C Incentive Units	5,362	3.6
PLUs	9,829	4.0
Total unrecognized equity-based compensation expense	$158,490

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of December 31, 2024, in the same view.

	Recognized			Unrecognized
	Year Ended December 31,			As of
	2024	2023	2022	December 31, 2024
IPO awards
IPO RSUs and Staking Options	$11,522	$15,760	$22,700	$27,594
IPO RLUs and Staking Class C Incentive Units	9,284	11,424	12,561	25,852
Incremental Restricted Stock and Reload Options	2,820	4,332	7,126	1,399
Incremental Restricted Common Units and Reload Class C Incentive Units	3,328	7,119	11,705	947
Pre-IPO incentive awards
Restricted Stock	1,473	2,387	4,860	448
Restricted Common Units	5,170	1,454	3,079	137
Post-IPO incentive awards
Incentive RSUs	29,769	19,245	7,417	56,548
Incentive RLUs	7,728	4,567	2,148	19,278
Incentive Options	974	466	431	2,230
Class C Incentive Units	2,072	1,906	873	5,362
PSUs	1,407	—	—	8,866
PLUs	2,058	—	—	9,829
Other expense
Director Stock Grants	1,390	1,083	2,000	—
Profit sharing contribution	—	—	2,580	—
Total equity-based compensation expense	$78,995	$69,743	$77,480	$158,490

12.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc., by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC
Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Year Ended December 31,
	2024	2023	2022
Net income	$229,913	$194,480	$163,257
Less: Net income attributable to non-controlling interests	135,248	133,443	102,205
Net income attributable to Ryan Specialty Holdings, Inc.	$94,665	$61,037	$61,052
Numerator:
Net income attributable to Class A common shareholders	$94,665	$61,037	$61,052
Add (less): Income attributed to substantively vested RSUs	—	(10)	806
Net income attributable to Class A common shareholders – basic	$94,665	$61,027	$61,858
Add: Income attributed to dilutive shares	255	4,185	75,512
Net income attributable to Class A common shareholders – diluted	$94,920	$65,212	$137,370
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	120,781,234	114,359,968	108,616,420
Add: Dilutive shares	12,110,253	11,385,171	157,134,024
Weighted-average shares of Class A common stock outstanding – diluted	132,891,487	125,745,139	265,750,444
Earnings per share
Earnings per share of Class A common stock – basic	$0.78	$0.53	$0.57
Earnings per share of Class A common stock – diluted	$0.71	$0.52	$0.52
The following shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Conversion of non-controlling interest LLC Common Units[1]	138,979,885	142,383,621	—
Conversion of vested Class C Incentive Units[1]	—	76,397	—
Class C Incentive Units	—	495,822	300,000
Incentive Options	—	—	170,392
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

Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of December 31, 2024, the interest rate cap continued to be an effective hedge.
For the years ended December 31, 2024 and 2023, decreases of $15.7 million and $16.2 million, respectively, in the fair value of the interest rate cap were recognized in Other comprehensive income (loss). For the year ended December 31,
2022, an increase of $20.4 million in the fair value of the interest rate cap was recognized in Other comprehensive income
(loss). As of December 31, 2024, the Company expects $13.9 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next twelve months. See Note 18, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.
The location and gains (losses) on derivatives are reported on the Consolidated Statements of Income as follows:

		Year Ended December 31,
	Income Statement Caption	2024	2023	2022
Change in the fair value of the Deal- Contingent Forward	General and administrative	$(4,532)	$(852)	$—
Total impact of derivatives not designated as hedging instruments		$(4,532)	$(852)	$—

Interest rate cap premium amortization	Interest expense, net	$(6,955)	$(6,955)	$(4,636)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	24,723	22,900	2,174
Total impact of derivatives designated as hedging instruments		$17,768	$15,945	$(2,462)
The location and fair value of derivatives are reported on the Consolidated Balance sheets as follows:

		As of December 31,
	Balance Sheet Caption	2024	2023
Derivatives not designated as hedging instruments
Deal-Contingent Forward	Accounts payable and accrued liabilities	$—	$852
Derivatives designated as hedging instruments
Interest rate cap	Other current assets	$13,936	$—
Interest rate cap	Other non-current assets	$—	$29,667
See Note 15, Fair Value Measurements, for further information on the fair value of derivatives.
14.    VARIABLE INTEREST ENTITIES
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the year ended December 31, 2024, with the exception of Cash and cash equivalents of $27.2 million, Other current assets of $15.4 million, Deferred tax assets of $448.1 million, Accounts payable and accrued liabilities of $0.9 million, Other non-current liabilities of $2.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $436.3 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31,
2023, Cash and cash equivalents of $58.2 million, Deferred tax assets of $383.3 million, and the entire balance of the Tax
Receivable Agreement liabilities of $358.9 million on the Consolidated Balance Sheet were attributable solely to Ryan
Specialty Holdings, Inc.

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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable—net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of
December 31, 2024 and 2023, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $3,275.1 million and $1,976.5 million as of December 31, 2024 and 2023, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 9, Debt, for the carrying values of the Company’s debt.
Derivative Instruments
Deal-Contingent Foreign Currency Forward
The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition was anticipated to close, and discounted to the valuation date. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 13, Derivatives, for further information on the Deal-Contingent Forward.
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
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk adjusted revenue and EBITDA, which are run through a series of simulations. As of December 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 5.4%, 6.8% to 18.7%, and 0.7% to 2.6%, respectively. As of December 31, 2023, the models used risk-free rates, expected volatility, and a credit spread that ranged from 4.9% to 5.4%, 7.0% to 21.7%, and
3.3% to 4.2%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments as of December 31,
2024 and 2023, were 5.0% to 6.6% and 8.3% to 9.1%, respectively.

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

	As of December 31, 2024			As of December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$13,936	$—	$—	$29,667	$—
Contingently returnable consideration	—	—	5,483	—	—	—
Liabilities:
Contingent consideration	—	—	129,059	—	—	41,050
Deal-Contingent Forward	—	—	—	—	—	852
Total assets and liabilities measured at fair value	$—	$13,936	$134,542	$—	$29,667	$41,902
Contingently returnable consideration of $1.3 million and $4.2 million was recorded in Other current assets and Other non-
current assets, respectively, on the Consolidated Balance Sheets as of December 31, 2024. Contingent consideration of
$48.2 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of
December 31, 2024. Contingent consideration of $80.9 million and $41.1 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Year Ended December 31,
	2024	2023
Assets
Balance at beginning of period	$—	$—
Newly established assets due to acquisitions	4,868	—
Total gains included in earnings	684	—
Total losses included in OCI	(69)	—
Balance at end of period	$5,483	$—
Liabilities
Balance at beginning of period	$41,902	$29,251
Newly established liabilities due to acquisitions	103,769	11,238
Newly established liability due to derivatives	—	852
Other (gains) losses included in earnings	(12,171)	8,473
Settlements	(5,384)	(7,912)
Acquisition measurement period adjustments	943	—
Balance at end of period	$129,059	$41,902
For the year ended December 31, 2023, newly established liabilities due to acquisitions included $8.1 million of contingent consideration established for the 2023 acquisitions and $3.1 million of acquired contingent consideration arrangements. For the year ended December 31, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent Forward is presented in the operating section of the Consolidated Statements of Cash Flows. For the year ended December 31, 2023,
$3.4 million and $4.5 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company’s aggregate coverage for E&O losses increased from $100.0 million to $150.0 million as of June 1, 2024. The Company’s per claim retention amount increased from $2.5 million to
$5.0 million as of June 1, 2023. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $4.9 million and $6.4 million were recorded for outstanding matters as of December 31, 2024 and 2023, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $1.8 million, $6.9 million, and $7.5 million of E&O expense for the years ended December 31,
2024, 2023, and 2022, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has and may continue to incur losses (“Replacement Costs”) arising from the original placements. The Company has determined that it is probable that it will be exposed to the Replacement Costs on policies placed with this trading partner. The Company recognized an estimated loss contingency of $0.3 million and $0.2 million as of December 31, 2024 and 2023, respectively, within
Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Relatedly, the Company has obtained sufficient evidence from its E&O insurance carriers to conclude that a recovery of the claim for the Replacement Costs, in excess of the $2.5 million retention, is probable. A loss recovery of $20.2 million and $20.6 million was recorded as of
December 31, 2024 and 2023, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in the year ended December
31, 2022, and no further expense related to this matter has been recognized since.
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
The following table summarizes the change in the balance of the Company’s equity method investment in Geneva Re:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$46,099	$38,514
Income from equity method investment in related party	18,231	8,731
Change in share of equity method investment in related party other comprehensive income (loss)	6,547	(1,146)
Balance at end of period	$70,877	$46,099

Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.3 million and $0.2 million due from Geneva Re under this agreement as of
December 31, 2024 and 2023, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $1.5 million, $1.5 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Receivables due from Geneva Re under this agreement were $0.7 million as of December 31, 2024 and 2023.
On April 2, 2023, Ryan Re entered into a services agreement with Geneva Re in accordance with which Ryan Re subcontracted certain services to Geneva Re that Ryan Re is required to provide to the segregated account of the
Segregated Account Company on behalf of the Third-party Insurer. The Company incurred expense of $10.5 million and
$7.5 million during the years ended December 31, 2024 and 2023, respectively. The Company had prepaid expenses of
$5.2 million and $5.3 million as of December 31, 2024 and 2023, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of the aircraft of $1.2 million, $1.0 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
jurisdictions that impose income taxes on partnerships, and on the taxable income of its U.S. corporate subsidiaries.
The components of income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$270,345	$224,813	$159,778
Foreign	2,209	13,112	19,414
Income before income taxes	$272,554	$237,925	$179,192

The components of income tax expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense
Federal	$3,494	$9,179	$408
State	3,704	3,338	1,840
Foreign	9,126	5,438	4,701
Current income tax expense	$16,324	$17,955	$6,949
Deferred income tax expense (benefit)
Federal	20,497	31,941	13,164
State	7,429	(5,454)	(4,198)
Foreign	(1,609)	(997)	20
Deferred income tax expense	$26,317	$25,490	$8,986
Income tax expense	$42,641	$43,445	$15,935
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2024		2023		2022
Income taxes at U.S. federal statutory rate	$57,236	21.0%	$49,964	21.0%	$37,630	21.0%
Income attributable to non-controlling interests and nontaxable income	(29,998)	(11.0)	(26,195)	(11.0)	(18,662)	(10.4)
Nondeductible expenses	3,215	1.2	2,943	1.2	2,474	1.4
State and local taxes, net of federal benefit	7,804	2.9	6,642	2.8	4,671	2.6
Equity-based compensation	(13,876)	(5.1)	(2,481)	(1.0)	(2,374)	(1.3)
Common Control Reorganizations	9,519	3.5	18,356	7.7	—	—
Foreign rate differential	190	0.1	259	0.1	376	0.2
Change in state rate	2,968	1.1	(12,091)	(5.1)	(7,477)	(4.2)
Change in valuation allowance	3,571	1.3	2,908	1.2	—	—
Other TRA related (income) loss	(772)	(0.3)	2,785	1.2	—	—
Other	2,784	1.0	355	0.1	(703)	(0.4)
Income tax expense	$42,641	15.7%	$43,445	18.2%	$15,935	8.9%
The effective tax rate for the year ended December 31, 2024, was lower than the 21% statutory rate primarily as a result of the income attributable to non-controlling interests and equity-based compensation, offset by an increase related to the change in the deferred income tax rates and $9.5 million of non-cash deferred income tax expense from the Common
Control Reorganizations (“CCRs”), which are described below. The effective tax rate for the year ended December 31,
2023, was lower than the 21% statutory rate primarily as a result of the income attributable to non-controlling interests, change in the deferred income tax rates, and equity-based compensation, offset by an increase of $18.4 million non-cash deferred income tax expense related to the CCRs.
Uncertain Tax Positions
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2024, that if recognized would affect the annual effective tax rate. The Company’s 2021 through 2023 tax years are considered open for federal examination purposes. The 2020 through 2023 tax years are considered open for purposes of federal examination under the statutes of limitations for the LLC, which continues to file an annual U.S. Return of Partnership Income, and the Company’s C-Corporation subsidiaries. As of the issuance date of this Form 10-K, one of the LLC’s subsidiaries is under U.S. federal and state examination for the 2020 tax year and another is under U.S. federal examination for the 2022 tax year. The Company is under examination by a local tax jurisdiction for the 2021 tax year.

There are no other on-going U.S. federal, state, or foreign tax audits or examinations as of the date of issuance of this Form
10-K.
Common Control Reorganizations (CCRs)
Subsequent to the acquisition of Innovisk, which was purchased by Ryan Specialty Holdings, Inc., the Company reorganized Innovisk and transferred the resulting LLCs and foreign subsidiaries to Ryan Specialty, LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR resulted in deferred tax liabilities of $40.7 million and a non-cash deferred income tax expense of $11.4 million. Additionally, the difference between the carrying value and the fair value of the investments transferred under common control resulted in an increase of $7.3 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the year ended
December 31, 2024.
Subsequent to the acquisitions of Socius and AccuRisk, which were purchased by a wholly owned subsidiary of Ryan
Specialty Holdings, Inc., the Company converted Socius to an LLC and reorganized AccuRisk and transferred those LLCs to Ryan Specialty, LLC. These legal entity reorganizations were considered transactions between entities under common control. The CCRs resulted in a net, non-cash deferred income tax expense of $18.4 million. Additionally, the difference between the carrying value and the fair value of the investments transferred under common control resulted in an increase of $18.9 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the year ended
December 31, 2023. During the year ended December 31, 2024, as a result of the measurement period adjustments for
AccuRisk, the Company recognized $1.9 million of non-cash deferred income tax benefit.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets
Net operating losses	$14,687	$1,681
Investment in the LLC	429,850	375,218
Start-up costs	6,246	6,820
Equity-based compensation	1,628	686
Tax credits	5,491	2,908
Capitalized research and development	890	—
Other accrued items	151	—
Total deferred tax assets	$458,943	$387,313
Valuation allowances	(7,759)	(3,272)
Deferred tax assets, net of valuation allowance	$451,184	$384,041
Deferred tax liabilities
Intangibles	(42,817)	(53)
Fixed assets	—	(149)
Other accrued items	—	(78)
Deferred tax liabilities	$(42,817)	$(280)
Net Deferred tax assets	$408,367	$383,761
During the years ended December 31, 2024 and 2023, the changes in Deferred tax assets were primarily the result of reductions to the deferred tax assets from the CCRs of $41.2 million and $77.0 million, respectively, offset by increases in the investment in the LLC’s deferred tax assets of $97.1 million and $63.9 million, respectively, due to exchanges of LLC
Common Units for Class A common stock. Additionally, during the year ended December 31, 2024, Deferred tax assets increased by $13.9 million due to equity-based compensation. The change in the Deferred tax liabilities during the year ended December 31, 2024, was primarily the result Deferred tax liabilities established on acquired intangibles in connection with the acquisitions of Castel and Innovisk of $21.8 million and $21.0 million, respectively.

As of December 31, 2024, the Company had $40.2 million of federal net operating loss (“NOL”) carryforwards with an indefinite carryforward period, $37.2 million of state NOL carryforwards that will begin to expire in 2036, and $14.1 million of foreign NOL carryforwards with an indefinite carryforward period. The Company has recorded valuation allowances of $4.4 million and $9.0 million against the state and foreign NOLs, respectively.
As of December 31, 2024, the Company had $5.5 million in foreign tax credit carryforwards that will begin to expire in
2031. The Company assessed the available positive and negative evidence, including tax planning strategies and recent results of foreign operations, to determine whether it was more likely than not that the existing deferred tax asset would be realized. A significant piece of objective negative evidence evaluated was the inability to use all available foreign tax credits for the year ended December 31, 2024. On the basis of this evaluation, a full valuation allowance of $5.5 million was recorded with respect to this deferred tax asset as of December 31, 2024. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of the Company’s ability to use the available foreign tax credits change.
As of December 31, 2024, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC, start-up costs, and U.S. net operating losses are more likely than not to be realized. As such, no valuation allowance has been recognized against those deferred tax assets. The Company has recorded a full valuation allowance against its foreign tax credits and valuation allowances against certain state and foreign NOLs. The valuation allowances will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowances.
Tax Receivable Agreement (TRA)
The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Based on current projections, the
Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable
Agreement liabilities of $436.3 million related to these benefits on the Consolidated Balance Sheets as of December 31,
2024. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2022	$150,311	$85,016	$60,020	$295,347
Exchange of LLC Common Units	47,409	6,489	14,689	68,587
Remeasurement – change in state rate	5,910	905	3,549	10,364
Interest expense	—	—	806	806
Payments	(8,962)	(6,596)	(648)	(16,206)
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	73,433	5,660	21,982	101,075
Remeasurement – change in state rate	(932)	(391)	(1,183)	(2,506)
Remeasurement – foreign tax credits	(895)	—	—	(895)
Interest expense	—	—	1,302	1,302
Payments	(13,041)	(7,668)	(869)	(21,578)
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
The increases in the TRA liabilities due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the year ended December 31,
2024, the Company remeasured the TRA liabilities due to changes in state tax rates, which decreased its estimated cash tax savings rate from 26.12% to 26.00%. During the year ended December 31, 2023, the Company remeasured the TRA liabilities due to changes in state tax rates, which increased its estimated cash tax savings from 25.53% to 26.12%. The changes were recognized in Other non-operating loss on the Consolidated Statements of Income. Total realized tax savings in 2024 for the year ended December 31, 2023, from each of the tax attributes associated with the TRA were $24.4 million;
$20.7 million, exclusive of the related accrued interest, was paid to current and certain former LLC unitholders, representing 85% of the realized tax savings. The remaining 15%, or $3.7 million, of the realized tax savings was retained by the Company.

Non-controlling Interest Holders’ Tax Distributions
The Company declared tax distributions to the non-controlling interest holders of $84.8 million, $74.6 million, and $28.7 million during the years ended December 31, 2024, 2023, and 2022, respectively. Non-controlling interest holders’ tax distributions for quarterly estimates are generally paid throughout the year they relate to, and a final payment is made in the first half of the subsequent year.
Other Comprehensive Income (Loss)
The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Gain on interest rate cap	$(1,945)	$(1,628)	$(2,727)
Gain on interest rate cap reclassified to earnings	3,101	2,734	—
Foreign currency translation adjustments	1,370	(272)	538
Change in share of equity method investment in related party	(842)	173	713
19.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, are as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2021	$—	$1,827	$(113)	$1,714
Other comprehensive income (loss) before reclassifications	24,389	(4,684)	(5,774)	13,931
Amounts reclassified to earnings	(2,175)	—	—	(2,175)
Other comprehensive income (loss)	$22,214	$(4,684)	$(5,774)	$11,756
Less: Non-controlling interests	14,149	(3,014)	(3,700)	7,435
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	12,028	2,125	(973)	13,180
Amounts reclassified to earnings	(20,161)	—	—	(20,161)
Other comprehensive income (loss)	$(8,133)	$2,125	$(973)	$(6,981)
Less: Non-controlling interests	(4,765)	1,300	(557)	(4,022)
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	14,003	(8,914)	5,708	10,797
Amounts reclassified to earnings	(21,623)	—	—	(21,623)
Other comprehensive income (loss)	$(7,620)	$(8,914)	$5,708	$(10,826)
Less: Non-controlling interests	(4,358)	(4,922)	3,326	(5,954)
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
1 Change in share of equity method investment in related party other comprehensive income (loss) on the Consolidated
Statements of Comprehensive Income.

20.  SEGMENT REPORTING
Segment Information
Ryan Specialty is organized as a single operating and reporting segment. The Company’s chief operating decision maker
(“CODM”) is its Chief Executive Officer. The Company has identified its single operating segment utilizing a management approach that aligns with the manner in which the CODM utilizes the Company’s consolidated financial information for resource allocation and performance evaluation. Refer to Note 1, Basis of Presentation, for a description of the Company’s products and services and to Note 3, Revenue from Contracts with Customers, for the disaggregation of revenue by
Specialty.
The CODM utilizes consolidated net income as the primary metric to monitor budget versus actual results, assess the performance of the business, and make decisions regarding resource allocation. The following table provides information about the Company’s revenue and includes a reconciliation to net income:

	Year Ended December 31,
	2024	2023	2022
Net commissions and fees	$2,455,671	$2,026,596	$1,711,861
Fiduciary investment income	60,039	50,953	13,332
Total revenue	$2,515,710	$2,077,549	$1,725,193

Compensation-related expense[1]	1,426,674	1,222,342	1,021,823
General and administrative expense[2]	277,813	230,467	185,956
Other segment items[3]	238,640	144,401	118,173

Depreciation and amortization	167,630	115,837	109,291
Change in contingent consideration	(22,859)	5,421	442
Interest income	(21,509)	(31,986)	(10,579)
Interest expense	179,957	151,493	115,408
Loss (income) from equity method investment in related party	(18,231)	(8,731)	414
Income tax expense	42,641	43,445	15,935
Other non-operating loss	15,041	10,380	5,073
Net income	$229,913	$194,480	$163,257
1 Compensation-related expense includes salaries, commissions, bonus compensation, benefits, payroll taxes, and contractor costs, and excludes equity-based compensation expense, acquisition, and restructuring related expenses.
2 General and administrative expense includes travel and entertainment, professional services, occupancy, IT related costs, and other operating costs, and excludes acquisition and restructuring related expenses.
3 Other segment items include equity-based compensation expense, and acquisition and restructuring related compensation and general and administrative expenses.
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The below table illustrates the geographic regions for the Company’s revenue:

	Year Ended December 31,
	2024	2023	2022
United States	$2,391,980	$2,022,579	$1,676,042
Foreign	123,730	54,970	49,151
Total revenue	$2,515,710	$2,077,549	$1,725,193
The Company did not have material revenue from operations in any individual foreign country for the years ended
December 31, 2024, 2023, and 2022. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
21.    SUPPLEMENTAL FINANCIAL INFORMATION
Interest Income
The Company earned interest income of $21.5 million, $32.0 million, and $10.6 million during the years ended
December 31, 2024, 2023, and 2022, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.
Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Year Ended December 31,
	2024	2023	2022
Cash paid for:
Interest, net[1]	$136,953	$128,380	$88,504
Income taxes, net of refunds	27,331	16,401	11,226
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$2,109	$35	$—
Tax Receivable Agreement liabilities	101,075	68,587	26,003
Dividend Equivalents and Declared Distributions liabilities	4,246	—	—
Contingently returnable consideration	4,868	—	—
Contingent consideration liabilities	103,769	11,238	—
1 Interest paid is presented net of $24.7 million, $22.9 million, and $2.2 million of cash received in connection with the
Company’s interest rate cap for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 13,
Derivatives, for further information on the interest rate cap.
22.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 21, 2025, and has concluded that no events have occurred that require disclosure other than the events listed below.
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC, an MGU specializing in first-party insurance coverage for catastrophe exposed properties headquartered in Nashville, Tennessee, for approximately $525.0 million cash consideration, subject to customary purchase price adjustments. This acquisition will include contingent consideration in its final purchase price, however, the Company has not yet completed the valuation of the contingent consideration or the purchase price allocation to the acquired assets and assumed liabilities as of the date of this filing.
On February 20, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of outstanding Class A common stock. The regular quarterly dividend will be paid on March 18, 2025, to shareholders of record of Class A common stock as of the close of business on March 4, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the
Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the
Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the
Company; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our senior management, including our Chief Executive
Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of
December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013 Framework). Ryan
Specialty acquired Castel Underwriting Agencies Limited (“Castel”) on May 1, 2024, US Assure Insurance Services of
Florida, Inc. (“US Assure”) on August 30, 2024, and Innovisk Capital Partners (“Innovisk”) on November 4, 2024.
Management excluded Castel, US Assure, and Innovisk from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This exclusion is in accordance with SEC guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. As of the year ended December
31, 2024, each of the acquisition’s assets (excluding goodwill and intangibles, which are included in the scope of the assessment) as a percentage of the Company’s total assets were: Castel 1.9%, US Assure 1.5%, and Innovisk 0.7% and for the year ended December 31, 2024, each of the acquisition’s revenue as a percentage of the Company’s revenue were:

Castel 1.6%, US Assure 1.9%, and Innovisk 0.4%. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by
Deloitte & Touche LLP, the Company’s independent registered public accounting firm. The attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended
December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the
Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangementt” or a “non-
Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2025 (the “Proxy Statement”).
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and controller. A copy of our Code of Conduct that applies to all our employees including our principal executive officer, principal financial officer, principal accounting officer, and controller and other persons performing similar functions is available on our website at www.ryanspecialty.com. Any substantive amendments to or waivers from the Code of Conduct (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) will be disclosed on the Company’s website. We will provide a copy of the Code of
Conduct without charge upon written request to the Company’s Corporate Secretary, 155 North Wacker Drive, Suite 4000,
Chicago, IL 60606.
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
•Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm, on Financial Statements
•Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
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

4.6
First Supplemental Indenture to that certain Indenture, dated as of September 19, 2024, by and among Ryan
Specialty, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 9,
2024)

4.7		Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-K filed on March 16, 2022).

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

10.6	+	Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022).

10.7	+	First Amendment to the Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 1, 2023).

10.8	+
Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Staking Unit)
(incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 filed on
July 23, 2021).

10.9	+
Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (Reload Unit)
(incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8 filed on
July 23, 2021).

10.1	+	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	+	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.12	+	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 28, 2024).

10.13	+	Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (PSI Units), (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 28, 2024).

10.14	+	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted Stock Unit Agreement (DELTA PSUS), (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on May 30, 2024).

10.15	+	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted LLC Unit Agreement (DELTA PLUS), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed on May 30, 2024).

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
(incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on October 31, 2024).

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

10.19	+	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

19.1		Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023, filed herewith.

21.1		Subsidiaries of the Registrant, filed herewith.

23.1		Consent of Deloitte & Touche LLP, filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97.1		Clawback Policy Pursuant to Rule 10D-1 under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

101.INS
Inline XBRL (Extensible Business Reporting Language) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*  The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are to be deemed "furnished" with this Annual
Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+  Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 20, 2025
Ryan Specialty Holding, Inc
	By:	/s/ Timothy W. Turner
Timothy W. Turner, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick G. Ryan	Executive Chairman and Chairman of the Board of Director	February 20, 2025
Patrick G. Ryan
/s/ Timothy W. Turner	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Timothy W. Turner
/s/ Janice M. Hamilton	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Janice M. Hamilton
/s/ Henry S. Bienen	Director	February 20, 2025
Henry S. Bienen
/s/ David P. Bolger	Director	February 20, 2025
David P. Bolger
/s/ Michelle L. Collins	Director	February 20, 2025
Michelle L. Collins
/s/ Francesca Cornelli	Director	February 20, 2025
Francesca Cornelli
/s/ Nicholas D. Cortezi	Director	February 20, 2025
Nicholas D. Cortezi
/s/ D. Cameron Findlay	Director	February 20, 2025
D. Cameron Findlay
/s/ Anthony J. Kuczinski	Director	February 20, 2025
Anthony J. Kuczinski
/s/ Robert Le Blanc	Director	February 20, 2025
Robert Le Blanc
/s/ Michael D. O’Halleran	Director	February 20, 2025
Michael D. O’Halleran
/s/ John W. Rogers, Jr	Director	February 20, 2025
John W. Rogers, Jr
/s/ Patrick G. Ryan, Jr.	Director	February 20, 2025
Patrick G. Ryan, Jr.
[Signature Page to 10-K]