Form 10-Q
period 2025-03-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2025-05-02
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On April 30, 2025, the Registrant had 262,429,241 shares of common stock outstanding, consisting of 126,642,917 shares of Class A common stock,
$0.001 par value, and 135,786,324 shares of Class B common stock, $0.001 par value.

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
•the unsatisfactory evaluation of potential acquisitions or the failure to successfully integrate acquired businesses and/or introduce new products, lines of business, and/or markets;
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
ii
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
iii
We derive many of our forward-looking statements from our operating budgets and forecasts that are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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
iv
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
v
•“Term Loan”: Prior to September 13, 2024, the senior secured Term Loan B for $1,650 million in aggregate principal amount senior secured Term Loan B under the Credit Agreement. After September 13, 2024, the
$1,700 million in aggregate principal amount senior secured Term Loan B under the Credit Agreement.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE
Net commissions and fees	$676,128	$537,887
Fiduciary investment income	14,038	14,159
Total revenue	$690,166	$552,046
EXPENSES
Compensation and benefits	430,289	373,527
General and administrative	106,060	75,867
Amortization	64,985	27,988
Depreciation	2,639	2,080
Change in contingent consideration	(14,042)	(65)
Total operating expenses	$589,931	$479,397
OPERATING INCOME	$100,235	$72,649
Interest expense, net	54,508	29,400
Income from equity method investment in related party	(4,937)	(5,606)
Other non-operating loss (income)	(377)	1,752
INCOME BEFORE INCOME TAXES	$51,041	$47,103
Income tax expense	55,430	6,426
NET INCOME (LOSS)	$(4,389)	$40,677
Net income attributable to non-controlling interests, net of tax	23,253	24,142
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(27,642)	$16,535
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$(0.22)	$0.14
Diluted	$(0.22)	$0.13
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	125,419,656	117,811,805
Diluted	125,419,656	269,922,368
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$(4,389)	$40,677
Net income attributable to non-controlling interests, net of tax	23,253	24,142
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(27,642)	$16,535
Other comprehensive income, net of tax:
Gain on interest rate cap	627	4,208
(Gain) on interest rate cap reclassified to earnings	(1,525)	(2,290)
Foreign currency translation adjustments	8,481	(408)
Change in share of equity method investment in related party other comprehensive income (loss)	(1,315)	1,510
Total other comprehensive income, net of tax	$6,268	$3,020
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$(21,374)	$19,555
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,549	$540,203
Commissions and fees receivable – net	432,476	389,758
Fiduciary cash and receivables	3,888,694	3,739,727
Prepaid incentives – net	9,248	9,219
Other current assets	75,143	109,951
Total current assets	$4,609,110	$4,788,858
NON-CURRENT ASSETS
Goodwill	3,024,348	2,646,676
Customer relationships	1,554,690	1,392,048
Other intangible assets	97,993	83,674
Prepaid incentives – net	15,824	17,442
Equity method investment in related party	72,443	70,877
Property and equipment – net	60,396	50,209
Lease right-of-use assets	131,585	133,256
Deferred tax assets	308,862	448,289
Other non-current assets	14,788	18,589
Total non-current assets	$5,280,929	$4,861,060
TOTAL ASSETS	$9,890,039	$9,649,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$197,177	$249,200
Accrued compensation	229,821	486,322
Operating lease liabilities	22,297	22,107
Tax Receivable Agreement liabilities	24,411	—
Short-term debt and current portion of long-term debt	36,208	51,732
Fiduciary liabilities	3,888,694	3,739,727
Total current liabilities	$4,398,608	$4,549,088
NON-CURRENT LIABILITIES
Accrued compensation	57,558	49,362
Operating lease liabilities	155,735	159,231
Long-term debt	3,652,783	3,231,128
Tax Receivable Agreement liabilities	422,975	436,296
Deferred tax liabilities	38,943	39,922
Other non-current liabilities	106,124	86,606
Total non-current liabilities	$4,434,118	$4,002,545
TOTAL LIABILITIES	$8,832,726	$8,551,633
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized,126,032,889 and 125,411,089 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	126	125
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 135,957,649 and 136,456,313 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	136	136
Class X common stock ($0.001 par value; 10,000,000 shares authorized, 640,784 shares issued and 0 outstanding at March 31, 2025 and December 31, 2024)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Additional paid-in capital	458,446	506,258
Retained earnings	79,338	122,939
Accumulated other comprehensive income (loss)	4,472	(1,796)
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$542,518	$627,662
Non-controlling interests	514,795	470,623
Total stockholders’ equity	$1,057,313	$1,098,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,890,039	$9,649,918
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,389)	$40,677
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Income from equity method investment in related party	(4,937)	(5,606)
Amortization	64,985	27,988
Depreciation	2,639	2,080
Prepaid and deferred compensation expense	10,799	918
Non-cash equity-based compensation	19,873	17,310
Amortization of deferred debt issuance costs	2,374	3,409
Amortization of interest rate cap premium	1,739	1,739
Deferred income tax expense	2,720	2,139
Deferred income tax expense from common control reorganization	48,115	—
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(17,088)	(4,751)
Accrued interest liability	(11,801)	5,958
Other current and non-current assets	41,130	2,061
Other current and non-current accrued liabilities	(298,984)	(210,461)
Total cash flows used in operating activities	$(142,825)	$(116,539)
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(555,641)	—
Capital expenditures	(16,730)	(7,628)
Asset acquisitions	(664)	—
Total cash flows used in investing activities	$(573,035)	$(7,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Revolving Credit Facility	574,056	—
Repayments on Revolving Credit Facility	(150,000)	—
Debt issuance costs paid	(1,548)	—
Repayment of term debt	(4,250)	—
Receipt of contingently returnable consideration	1,927	—
Payment of contingent consideration	(25,150)	—
Receipt of taxes related to net share settlement of equity awards	1,569	130
Taxes paid related to net share settlement of equity awards	(1,700)	(130)
Class A common stock dividends and Dividend Equivalents paid	(15,074)	(40,021)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(6,796)	(5,617)
Payment of accrued return on Ryan Re preferred units	(85)	(1,883)
Net change in fiduciary liabilities	(36,109)	37,326
Total cash flows provided by (used in) financing activities	$336,840	$(10,195)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	10,081	(657)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(368,939)	$(135,019)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,680,805	1,756,332
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,311,866	$1,621,313
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$203,549	$665,420
Cash and cash equivalents held in a fiduciary capacity	1,108,317	955,893
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,311,866	$1,621,313
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment in related party other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment in related party other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
March 31, 2025, the Company owned 48.1% of the outstanding LLC Common Units.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC for interim financial information.
These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21,
2025. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2024, in the Company’s Annual Report on Form 10-K filed with the SEC on February 21,
2025.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense
Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended March 31,
	2025	2024
Wholesale Brokerage	$360,788	$323,445
Binding Authority	101,950	88,635
Underwriting Management	213,390	125,807
Total Net commissions and fees	$676,128	$537,887
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets.
The contract assets balance was $35.5 million and $35.6 million as of March 31, 2025 and December 31, 2024, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the
Consolidated Balance Sheets, was $8.2 million and $8.7 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, $3.8 million of the contract liabilities outstanding as of
December 31, 2024, were recognized in revenue.

3.      Mergers and Acquisitions
2025 Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC (“Velocity”), an MGU
specializing in first-party insurance coverage for catastrophe exposed properties, headquartered in Nashville, Tennessee, for cash consideration of $548.6 million and contingent consideration of $21.1 million.
The $21.1 million of contingent consideration established for the Velocity acquisition was measured at the estimated acquisition date fair value and was a non-cash investing transaction. The contingent consideration is based on specified
EBITDA targets over the next two fiscal years.
The following table summarizes the estimated fair value of the aggregate assets and liabilities acquired during the three months ended March 31, 2025:

Velocity
Cash and cash equivalents	$17,736
Commissions and fees receivable – net	23,650
Fiduciary cash and receivables	105,779
Goodwill	365,392
Customer relationships[1]	216,400
Other intangible assets	12,000
Lease right-of-use assets	3,757
Other current and non-current assets	4,310
Total assets acquired	$749,024
Accounts payable and accrued liabilities	5,042
Accrued compensation	7,457
Fiduciary liabilities	105,779
Operating lease liabilities	3,757
Deferred tax liabilities	57,298
Total liabilities assumed	$179,333
Net assets acquired	$569,691
1 The acquired customer relationships have a weighted average amortization period of 13.3 years.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and other costs related to diligence, for Velocity of $3.9 million during the three months ended March 31, 2025, in General and administrative expense on the Consolidated Statements of Income (Loss).
2024 Acquisitions
On May 1, 2024, the Company completed the acquisition of Castel Underwriting Agencies Limited (“Castel”), a managing general underwriting platform headquartered in London, England, for cash consideration of $247.6 million, $2.2 million of
RYAN Class A common stock, and contingently returnable consideration of $4.9 million. Measurement period adjustments related to deferred tax liabilities of $1.6 million, taxes payable of $0.9 million, and working capital of $0.5 million were recognized as a net $2.0 million decrease in Goodwill on the Consolidated Balance Sheets as of December 31, 2024.
On August 30, 2024, the Company completed the acquisition of US Assure Insurance Services of Florida, Inc. (“US
Assure”), a program specializing in builder’s risk insurance headquartered in Jacksonville, Florida, for cash consideration of $1,079.8 million and contingent consideration of $103.8 million. A measurement period adjustment related to working capital of $5.2 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets as of December 31,
2024.
On September 1, 2024, the Company completed the acquisition of certain assets of Greenhill Underwriting Insurance
Services, LLC, an MGU focused on the allied health industry headquartered in Houston, Texas, for cash consideration of
$11.7 million. Measurement period adjustments related to working capital of $0.4 million and the initial valuation of customer relationships of $0.1 million were recognized as a net $0.3 million increase in Goodwill on the
Consolidated Balance Sheets as of December 31, 2024.

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2025 and 2024 acquisitions occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended March 31,
	2025	2024
Total revenue	$696,242	$619,505
Net income (loss)	42,215	(89,576)
The adjustments to the unaudited pro forma financial information primarily include (i) a decrease of $48.1 million of income tax expense related to the Common Control Reorganization (“CCR”) resulting from the Velocity acquisition for the three months ended March 31, 2025, with an increase of $59.6 million in such income tax expense for the three months ended March 31, 2024, related to the CCRs resulting from the Velocity and Innovisk acquisitions, (ii) an increase in financing costs and interest expense resulting from the debt activity related to the US Assure and Innovisk acquisitions of
$48.4 million for the three months ended March 31, 2024, (iii) incremental amortization expense on acquired intangible assets of $34.0 million for the three months ended March 31, 2024, (iv) a decrease in transaction costs of $5.3 million for the three months ended March 31, 2025, and an increase in such costs of $10.7 million for the three months ended
March 31, 2024, and (v) a reduction in tax expenses related to the pro forma adjustments of $12.8 million for the three months ended March 31, 2024.
Contingent Consideration
Total consideration for certain acquisitions includes contingent consideration or contingently returnable consideration, which is generally based on the EBITDA or revenue of the acquired business following a defined period after purchase.
Further information regarding fair value measurements of contingent consideration and contingently returnable consideration is detailed in Note 12, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the
Consolidated Statements of Income (Loss). The table below summarizes the amounts recognized:

	Three Months Ended March 31,
	2025	2024
Change in contingent consideration	$(14,042)	$(65)
Interest expense, net	2,332	936
Total	$(11,710)	$871
As of March 31, 2025, the aggregate amount of maximum consideration related to acquisitions was $532.5 million of contingent consideration and $12.9 million of contingently returnable consideration.

4.      Receivables and Other Current Assets
Receivables
The Company had receivables of $432.5 million and $389.8 million outstanding as of March 31, 2025 and December 31,
2024, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance
Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2025	2024
Beginning of period	$3,018	$2,458
Write-offs	(1,135)	(787)
Increase in provision	1,511	390
End of period	$3,394	$2,061
Other Current Assets
Major classes of other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$39,082	$51,701
Insurance recoverable	1,475	20,155
Interest rate cap	9,879	13,936
Other current receivables	24,707	24,159
Total Other current assets	$75,143	$109,951
Other current receivables contain service receivables from Geneva Re, Ltd. See Note 14, Related Parties, for further information regarding related parties. See Note 13, Commitments and Contingencies, for further information on the insurance recoverable. See Note 10, Derivatives, for further information on the interest rate cap.

5.      Leases
The Company has operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended March 31,
	2025	2024
Lease costs
Operating lease costs	$8,305	$7,878
Short-term lease costs
Operating lease costs	506	245
Sublease income	(108)	(148)
Lease costs – net	$8,703	$7,975

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,689	$8,031
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	4,135	4,007
Amortization of right-of-use assets for operating lease activity	5,903	5,708
Weighted average discount rate (percent)
Operating leases	5.4%	5.2%
Weighted average remaining lease term (years)
Operating leases	7.4	8.0

6.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	March 31, 2025	December 31, 2024
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.25% as of March 31, 2025 and December 31, 2024, matures September 13, 2031	$1,669,315	$1,672,532
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	397,547	401,676
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,190,525	1,198,183
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50% as of March 31, 2025 and December 31, 2024, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	425,979	1,207
Premium financing notes
Commercial notes, periodic interest and principal payments, 6.25%, expire May 1, 2025	674	2,673
Commercial notes, periodic interest and principal payments, 6.25%, expire June 1, 2025	221	548
Commercial notes, periodic interest and principal payments, 6.25%, expire June 21, 2025	1,331	2,642
Units subject to mandatory redemption	3,399	3,399
Total debt	$3,688,991	$3,282,860
Less: Short-term debt and current portion of long-term debt	(36,208)	(51,732)
Long-term debt	$3,652,783	$3,231,128
Term Loan
In September 2024, the Term Loan principal increased from $1,650.0 million to $1,700.0 million. As of March 31, 2025,
$1,695.8 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $26.7 million. As of December 31, 2024, $1,700.0 million of the principal was outstanding,
$0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $27.8 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of March 31, 2025 and December 31, 2024.
Due to the nature of the instrument, the deferred issuance costs related to the facility of $9.1 million and $9.6 million as of
March 31, 2025 and December 31, 2024, respectively, were included in Other non-current assets on the Consolidated
Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $975.6 million as of
March 31, 2025, as the facility was drawn on by $424.1 million and was further reduced by $0.3 million of undrawn letters of credit. The commitments available to be borrowed under the Revolving Credit Facility were $1,399.7 million as of
December 31, 2024, as the facility was reduced by $0.3 million of undrawn letters of credit.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of March 31, 2025 and
December 31, 2024, the Company accrued $0.9 million and $1.2 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance
Sheets. As of March 31, 2025, accrued interest on the facility was $1.0 million.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of March 31, 2025 and December 31, 2024,
accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs were $5.4 million and $5.6 million, respectively.

Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million aggregate principal amount of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of March 31, 2025 and December 31, 2024, accrued interest on the notes was $11.8 million and $20.0 million, respectively, and the related unamortized deferred issuance costs, including discount, were $21.2 million and $21.8 million, respectively.
Subsidiary Units Subject to Mandatory Redemption
Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, 15 years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized within Interest expense, net on the Consolidated Statements of Income (Loss). Interest
accrued on these units was $0.1 million as of March 31, 2025 and December 31, 2024. $0.1 million of accrued return on the Ryan Re preferred units was paid during the three months ended March 31, 2025. See Note 14, Related Parties, for further information on Ryan Re.
7.      Stockholders’ Equity
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
In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, or, at the Company’s election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC
Unitholders are also required to deliver to the Company an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC
Common Units are immediately exchanged for Class A common stock as discussed in Note 8, Equity-Based
Compensation.
Class X Common Stock
There were no shares of Class X common stock outstanding as of March 31, 2025 or December 31, 2024. Shares of Class
X common stock have no economic, voting, or dividend rights.
Preferred Stock
There were no shares of preferred stock outstanding as of March 31, 2025 or December 31, 2024. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

Dividends
During the three months ended March 31, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share on the Company’s outstanding Class A common stock. During the three months ended
March 31, 2025, $15.1 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of March 31, 2025 and December 31, 2024, the Company owned 48.1% and 47.9%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 51.9% and 52.1%, respectively, of the economic interests in the LLC.
Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 51.4% and 54.9% for the three months ended March 31, 2025 and
2024, respectively.
During the three months ended March 31, 2025, the Company declared a regular quarterly cash distribution of $0.05 per unit on the LLC’s outstanding LLC Common Units. During the three months ended March 31, 2025, $6.8 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
8.      Equity-Based Compensation
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

	Three Months Ended March 31, 2025
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,820	$21.15	135,991	$23.84
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	413,820	$21.15	135,991	$23.84
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
date, with 20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2025
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,699,966	$23.14	2,374,687	$43.33
Granted	—	—	444,725	69.47
Vested	(15,993)	23.11	(18,825)	37.20
Forfeited	(8,572)	23.34	(8,889)	56.24
Unvested at end of period	2,675,401	$23.14	2,791,698	$47.49
Stock Options
Reload and Staking Options
As part of the Organizational Transactions and IPO, certain employees were granted Reload Options or Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of
$23.50. The Reload Options either vested 100% 3 years from the grant date or vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. In general, vested Reload Options are exercisable up to the tenth anniversary of the grant date. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. In general, vested Staking Options are exercisable up to the eleventh anniversary of the grant date.
Incentive Options
Incentive Options entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest either over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5 or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Three Months Ended March 31, 2025
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,870,764	66,667	281,652	$43.97
Granted	—	—	—	—
Exercised	(71,135)	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	3,799,629	66,667	281,652	$43.97
1As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
As of March 31, 2025, there were 6,666 and 1,486,150 exercisable Staking and Reload Options, respectively, and no exercisable Incentive Options. The aggregate intrinsic values and weighted average remaining contractual terms of Stock
Options outstanding and exercisable as of March 31, 2025, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$191,387
Reload Options exercisable	74,857
Staking Options outstanding	3,358
Staking Options exercisable	336
Incentive Options outstanding	8,421
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years):
Reload Options outstanding	6.1
Reload Options exercisable	6.0
Staking Options outstanding	7.3
Staking Options exercisable	7.3
Incentive Options outstanding	8.0
Incentive Options exercisable	—
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

Three Months Ended March 31, 2025
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,293,538	$25.10	686,712	$44.30
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	1,293,538	$25.10	686,712	$44.30
Class C Incentive Units
Reload and Staking Class C Incentive Units
As part of the Organizational Transactions and IPO, certain employees were granted Reload Class C Incentive Units or
Staking Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Reload Class C
Incentive Units either vested 100% 3 years from the grant date or vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. The Staking Class C Incentive Units vest either pro rata over 5 years from the grant date or over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.
Class C Incentive Units
Class C Incentive Units are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Three Months Ended March 31, 2025
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	952,595	1,605,003	495,822	$36.80
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	952,595	1,605,003	495,822	$36.75
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.29 and $23.34 as of March 31, 2025 and December 31, 2024,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the three months ended March 31, 2025.
Performance Based Awards
Performance Stock Units (PSUs) and Performance LLC Units (PLUs)
Performance-based equity awards, PSUs and PLUs, are subject to the achievement of several defined performance and market metrics. All performance awards are subject to a total shareholder return (“TSR”) compound annual growth rate
(“CAGR”) target and one or more of the following metrics: (i) an Adjusted EBITDAC margin target, (ii) an Organic revenue CAGR target, or (iii) an individual revenue target. The TSR CAGR is calculated from the base price, as outlined in the respective grant agreements, to the volume weighted average price (“VWAP”) of Class A common stock for the period specified by the grant agreement plus dividends paid to Class A common shareholders. A minimum threshold for the TSR
CAGR, as well as the targets for the other metrics, as applicable, must all be met in order for the awards to vest.
In general, the PSUs and PLUs vest 5 years from the grant date. PSUs represent the right to receive Class A common shares and PLUs represent the right to receive LLC Common Units upon vesting. If the minimum threshold of the TSR
CAGR is achieved, and the other required targets are achieved, the TSR CAGR target and, if applicable, the individual revenue target, will determine how many Class A common shares or LLC Common Units, as applicable, the awards vest into. Assuming the minimum thresholds are met, the awards will vest into between 75% and 150% of the applicable target stock or units, which will be calculated on a graduated basis. Confirmation of the targets will not occur until after earnings are reported for the final fiscal year in the award’s performance period. The probability of achieving the performance metrics is assessed each reporting period for expense purposes.

	Three Months Ended March 31, 2025
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	366,996	$27.99	487,218	$24.40
Granted	1,291,255	27.53	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	1,658,251	$27.63	487,218	$24.40
The fair value of the performance-based awards granted during the three months ended March 31, 2025, was determined using the Monte Carlo simulation valuation model with the following assumptions:

Volatility	23.6%
Time to maturity (years)	4.8
Risk-free rate	4.0%
RYAN stock price at valuation date	$69.47
The use of a valuation model for the PSUs requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The time to maturity was based on the stock price CAGR target through the end of the performance period. The risk-free interest rate was based on U.S. Treasury rates commensurate with the performance period. The RYAN stock price at the valuation date is the base for the stock price CAGR target.
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”), with the exception of the one director who has agreed to forgo any compensation for their service to the
Board. The Director Stock Grants are fully vested upon grant. The next grant is anticipated to occur in the second quarter of 2025 concurrent with the annual shareholders’ meeting.
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
As of March 31, 2025, the Company accrued $1.1 million and $0.1 million related to Dividend Equivalents and Declared
Distributions, respectively, in Accounts payable and accrued liabilities, and $3.6 million and $0.5 million related to
Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance

Sheets. As of December 31, 2024, the Company accrued $0.9 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.9 million and $0.4 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.
Equity-Based Compensation Expense
As of March 31, 2025, the unrecognized equity-based compensation expense related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
Restricted Stock	$568	0.2
IPO RSUs	24,582	3.1
Incentive RSUs	78,160	2.8
Reload Options	713	0.5
Staking Options	146	0.2
Incentive Options	1,416	1.2
PSUs	42,651	5.0
Restricted Common Units	297	0.1
IPO RLUs	15,598	4.4
Incentive RLUs	17,265	1.7
Reload Class C Incentive Units	467	0.7
Staking Class C Incentive Units	8,290	3.9
Class C Incentive Units	4,852	3.4
PLUs	9,224	3.8
Total unrecognized equity-based compensation expense	$204,229

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of March 31, 2025, in the same view.

	Recognized		Unrecognized
	Three Months Ended March 31,		As of March 31, 2025
	2025	2024
IPO awards
IPO RSUs and Staking Options	$2,666	$3,013	$24,728
IPO RLUs and Staking Class C Incentive Units	1,964	2,548	23,888
Incremental Restricted Stock and Reload Options	402	954	997
Incremental Restricted Common Units and Reload Class C Incentive Units	271	1,279	675
Pre-IPO incentive awards
Restricted Stock	164	427	284
Restricted Common Units	48	208	89
Post-IPO incentive awards
Incentive RSUs	8,834	5,983	78,160
Incentive RLUs	2,013	1,578	17,265
Incentive Options	813	201	1,416
Class C Incentive Units	509	515	4,852
PSUs	1,083	125	42,651
PLUs	606	198	9,224
Other expense
Director Stock Grants	500	281	—
Total equity-based compensation expense	$19,873	$17,310	$204,229

9.     Earnings (Loss) Per Share
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
reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of
Class A common stock is as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(4,389)	$40,677
Less: Net income attributable to non-controlling interests	23,253	24,142
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$(27,642)	$16,535
Numerator:
Net income (loss) attributable to Class A common shareholders	$(27,642)	$16,535
Less: Income attributed to substantively vested RSUs	—	(550)
Net income (loss) attributable to Class A common shareholders – basic	$(27,642)	$15,985
Add: Income attributed to dilutive shares	—	18,242
Net income (loss) attributable to Class A common shareholders – diluted	$(27,642)	$34,227
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	125,419,656	117,811,805
Add: Dilutive shares	—	152,110,563
Weighted-average shares of Class A common stock outstanding – diluted	125,419,656	269,922,368
Earnings (loss) per share
Earnings (loss) per share of Class A common stock – basic	$(0.22)	$0.14
Earnings (loss) per share of Class A common stock – diluted	$(0.22)	$0.13
The following number of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Conversion of non-controlling interest LLC Common Units[1]	136,063,929	—
Restricted Stock	413,820	—
IPO RSUs	2,597,398	—
Incentive RSUs	2,791,698	—
Incentive PSUs	1,658,251	—
Reload Options	3,799,629	—
Staking Options	66,667	—
Incentive Options	281,652	150,000
Restricted Common Units	135,991	—
IPO RLUs	1,293,538	—
Incentive RLUs	686,712	—
Incentive PLUs	487,218	—
Reload Class C Incentive Units	3,573,527	—
Staking Class C Incentive Units	2,078,334	—
Class C Incentive Units	495,822	195,822
1Weighted average units outstanding during the period.

10.     Derivatives
Deal-Contingent Foreign Currency Forward
In December 2023, the Company entered into the deal-contingent foreign currency forward (the “Deal-Contingent
Forward”) to manage the risk of appreciation of the GBP-denominated purchase price of the acquisition of Castel. The
Deal-Contingent Forward had a 200.0 million GBP notional amount and was executed when the Castel acquisition closed on May 1, 2024. As the Deal-Contingent Forward was an economic hedge and had not been designated as an accounting hedge, losses resulting from the Deal-Contingent Forward were recognized through earnings in the periods incurred.
Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of March 31, 2025, the interest rate cap continued to be an effective hedge.
For the three months ended March 31, 2025 and 2024, the decrease of $4.1 million and increase of $3.7 million, respectively, in the fair value of the interest rate cap were recognized in other comprehensive income (loss) (“OCI”). As of
March 31, 2025, the Company expects $9.9 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next nine months through the instrument’s expiration date. See Note 15, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.
The location and gains (losses) on derivatives are reported in the Consolidated Statements of Income (Loss) as follows:

		Three Months Ended March 31,
	Income Statement Caption	2025	2024
Change in the fair value of the Deal-Contingent Forward	General and administrative	$—	$(2,482)
Total impact of derivatives not designated as hedging instruments		$—	$(2,482)

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	3,953	6,544
Total impact of derivatives designated as hedging instruments		$2,214	$4,805
The location and fair value of derivatives designated as hedging instruments are reported on the Consolidated Balance
Sheets as follows:

	Balance Sheet Caption	March 31, 2025	December 31, 2024
Interest rate cap	Other current assets	$9,879	$13,936
See Note 12, Fair Value Measurements, for further information on the fair value of derivatives.
11.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the three months ended March 31, 2025, with the exception of Cash and cash equivalents of $18.7 million, Other current assets of $11.2 million, Deferred tax assets of $308.7 million, Accounts payable and accrued liabilities of $1.3 million,
Other non-current liabilities of $3.6 million, and the entire balance of the Tax Receivable Agreement liabilities of $447.4 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of
December 31, 2024, Cash and cash equivalents of $27.2 million, Other current assets of $15.4 million, Deferred tax assets of $448.1 million, Accounts payable and accrued liabilities of $0.9 million, Other non-current liabilities of $2.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $436.3 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.

12.     Fair Value Measurements
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of March 31,
2025 and December 31, 2024, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $3,263.6 million and $3,275.1 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 6, Debt, for the carrying values of the Company’s debt.
Derivative Instruments
Deal-Contingent Foreign Currency Forward
The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition was anticipated to close, and discounted to the valuation date. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 10, Derivatives, for further information on the Deal-Contingent Forward.
Interest Rate Cap
The Company uses an interest rate cap to manage its exposure to interest rate fluctuations related to the Company’s Term
Loan. The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap are considered Level 2 inputs. See Note 10, Derivatives, for further information on the interest rate cap.
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of March 31, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 4.3%, 6.5% to 17.3%, and 0.7% to 2.7%, respectively. As of December 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 5.4%, 6.8% to 18.7%, and
0.7% to 2.6%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 5.0% to 7.0%
and 5.0% to 6.6% as of March 31, 2025 and December 31, 2024, respectively.
Each period, the Company revalues the contingent consideration and contingently returnable consideration associated with certain prior acquisitions to their fair value and records the related changes of the fair value in Change in contingent consideration on the Consolidated Statements of Income (Loss). Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability.
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

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$9,879	$—	$—	$13,936	$—
Contingently returnable consideration	—	—	5,110	—	—	5,483
Liabilities
Contingent consideration	—	—	96,333	—	—	129,059
Total assets and liabilities measured at fair value	$—	$9,879	$101,443	$—	$13,936	$134,542
Contingently returnable consideration of $2.3 million and $1.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Contingently returnable consideration of $2.8 million and $4.2 million was recorded in Other non-current assets on the Consolidated Balance
Sheets as of March 31, 2025 and December 31, 2024, respectively. Contingent consideration of $5.6 million and $48.2 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of March 31, 2025
and December 31, 2024, respectively. Contingent consideration of $90.7 million and $80.9 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.
Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2025	2024
Assets
Balance at beginning of period	$5,483	$—
Total gains included in earnings	1,354	—
Total gains included in OCI	200	—
Settlements	(1,927)	—
Balance at end of period	$5,110	$—
Liabilities
Balance at beginning of period	$129,059	$41,902
Newly established liability due to acquisitions	21,130	—
Total (gains) losses included in earnings	(10,356)	3,353
Settlements	(43,500)	—
Acquisition measurement period adjustments	—	943
Balance at end of period	$96,333	$46,198
For the three months ended March 31, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the three months ended March 31,

2025, $18.3 million and $25.2 million settlements of contingent consideration are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
13.     Commitments and Contingencies
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company’s aggregate coverage for E&O losses increased from $100.0 million to $150.0 million as of June 1, 2024. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $5.9 million and $4.9 million were recorded for outstanding matters as of March 31, 2025 and December 31, 2024, respectively.
Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $1.6 million and $1.1 million of E&O expense for the three months ended
March 31, 2025 and 2024, respectively, in General and administrative expense on the Consolidated Statements of Income
(Loss). The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company has incurred, and may incur additional, losses arising from the original placements and unpaid covered claims (collectively, the “Replacement
Costs”). The Company has determined that it is probable that it will be exposed to further Replacement Costs on policies placed with this trading partner.
The Company recognized an estimated loss contingency of $0.2 million and $0.3 million as of March 31, 2025 and
December 31, 2024, respectively, within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
During the three months ended March 31, 2025, the Company collected $20.1 million from its E&O insurance carriers related to the claim for the Replacement Costs. The Company has also obtained sufficient evidence that additional recoveries under the claim are probable. A loss recovery of $1.5 million and $20.2 million was recorded as of March 31,
2025 and December 31, 2024, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022 and no further expense related to this matter has been recognized since.
It is at least reasonably possible that the estimate of Replacement Costs will change in the near term due to additional unpaid covered claims or other damages for losses incurred by our customers. An estimate of these potential losses cannot be made at this time but could change in the future as more information becomes known.
14.     Related Parties
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
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.3 million due from Geneva Re under this agreement as of
March 31, 2025 and December 31, 2024, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.4 million for the three months ended March 31, 2025 and 2024. Receivables due from Geneva Re under this agreement were $0.4 million and $0.7 million as of March 31, 2025 and December 31, 2024, respectively.
Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The
Company incurred expense of $2.7 million and $2.3 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had prepaid expenses of $3.2 million and $5.2 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the
Consolidated Balance Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of aircraft of $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
15.     Income Taxes
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was 108.60% and 13.70% for the three months ended
March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025, was higher than the 21% statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of Velocity, which is described below, offset by a decrease related to income attributable to the non-controlling interests. The effective tax rate for the three months ended March 31, 2024, was lower than the 21% statutory rate primarily as a result of the income attributable to the non-controlling interests.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2025, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $308.9 million and $448.3 million as of March 31, 2025 and December 31, 2024, respectively, on the Consolidated Balance Sheets. The decrease in the Deferred tax assets during the three months ended March 31, 2025, was primarily the result of the CCR. As of
March 31, 2025, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
Common Control Reorganization (CCR)
Subsequent to the acquisition of Velocity, which was acquired by a wholly owned subsidiary of Ryan Specialty Holdings,
Inc., the Company converted Velocity into an LLC (“Velocity LLC”) and transferred Velocity LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR resulted in a reduction of deferred tax assets in the Company’s basis difference in its investment in the LLC of $145.2 million and a non-cash deferred income tax expense of $48.1 million for the three months ended March 31, 2025. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $29.8 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the three months ended March 31, 2025.
Tax Receivable Agreement (TRA)
The Company is party to a TRA with current and certain former LLC Unitholders. The TRA provides for the payment by the Company to the current and certain former LLC Unitholders of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that the Company actually realizes (or under certain circumstances is deemed to realize) from
(i) certain increases in the tax basis of the assets of the LLC resulting from purchases or exchanges of LLC Common Units
(“Exchange Tax Attributes”), (ii) certain tax attributes of the LLC that existed prior to the IPO (“Pre-IPO M&A Tax
Attributes”), (iii) certain favorable “remedial” partnership tax allocations to which the Company becomes entitled (if any), and (iv) certain other tax benefits related to the Company entering into the TRA, including certain tax benefits attributable to payments that the Company makes under the TRA (“TRA Payment Tax Attributes”). The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future.
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $447.4 million related to these benefits on the Consolidated
Balance Sheets as of March 31, 2025. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	7,994	627	2,469	11,090
Balance at March 31, 2025	$261,227	$84,042	$102,117	$447,386
During the three months ended March 31, 2025 and 2024, increases to the TRA liabilities of $11.1 million and $2.1 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity.

Other Comprehensive Income
The following table summarizes the tax effects on the components of Other comprehensive income:

	Three Months Ended March 31,
	2025	2024
Gain on interest rate cap	$(220)	$(1,488)
Gain on interest rate cap reclassified to earnings	534	809
Foreign currency translation adjustments	(2,984)	145
Change in share of equity method investment in related party	462	(533)
16.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Loss [1]	Total
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)	—	—	(3,419)
Other comprehensive income (loss)	$(2,005)	$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)	10,151	(1,594)	7,450
Balance at March 31, 2025	$537	$5,471	$(1,536)	$4,472

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096
1Change in share of equity method investment in related party other comprehensive income (loss) on the Consolidated
Statements of Comprehensive Income (Loss).
17.     Segment Reporting
Segment Information
Ryan Specialty is organized as a single operating and reporting segment. The Company’s chief operating decision maker
(“CODM”) is its Chief Executive Officer. The Company has identified its single operating segment utilizing a management approach that aligns with the manner in which the CODM utilizes the Company’s consolidated financial information for resource allocation and performance evaluation. Refer to Note 1, Basis of Presentation, for a description of the Company’s products and services and to Note 2, Revenue from Contracts with Customers, for the disaggregation of revenue by
Specialty.

The CODM utilizes consolidated net income (loss) as the primary metric to monitor budget versus actual results, assess the performance of the business, and make decisions regarding resource allocation. The following table provides information about the Company’s revenue and includes a reconciliation to net income (loss):

	Three Months Ended March 31,
	2025	2024
Net commissions and fees	$676,128	$537,887
Fiduciary investment income	14,038	14,159
Total revenue	$690,166	$552,046

Compensation-related expense[1]	397,428	330,022
General and administrative expense[2]	92,237	64,802
Other segment items[3]	46,684	54,570

Depreciation and amortization	67,624	30,068
Change in contingent consideration	(14,042)	(65)
Interest income	(3,103)	(7,995)
Interest expense	57,611	37,395
Income from equity method investment in related party	(4,937)	(5,606)
Income tax expense	55,430	6,426
Other non-operating loss (income)	(377)	1,752
Net income (loss)	$(4,389)	$40,677
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
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The below table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended March 31,
	2025	2024
United States	$649,097	$537,165
Foreign	41,069	14,881
Total revenue	$690,166	$552,046
The Company did not have material revenue from operations in any individual foreign country for the three months ended
March 31, 2025 or 2024. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
18.     Supplemental Financial Information
Interest Income
The Company earned interest income of $3.1 million and $8.0 million during the three months ended March 31, 2025 and
2024, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the
Consolidated Statements of Income (Loss).

Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Three Months Ended March 31,
	2025	2024
Cash paid for:
Interest, net[1]	$62,946	$25,270
Income taxes, net of refunds	530	4,348
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$8,443	$22,177
Tax Receivable Agreement liabilities	11,090	2,119
Dividend Equivalents and Declared Distributions liabilities	1,014	2,547
Contingent consideration liabilities	21,130	—
1 Interest paid is presented net of $4.0 million and $6.5 million of cash received in connection with the Company’s interest rate cap for the three months ended March 31, 2025 and 2024, respectively. See Note 10, Derivatives, for further information on the interest rate cap.
19.     Subsequent Events
The Company has evaluated subsequent events through May 2, 2025, and has concluded that no events have occurred that require disclosure other than the events listed below.
On May 1, 2025, the Company’s Board of Directors approved a quarterly cash dividend of $0.12 per share of outstanding
Class A common stock. The quarterly dividend will be payable on May 27, 2025, to shareholders of record of Class A common stock as of the close of business on May 13, 2025. Any future dividends will be subject to the approval of the
Company’s Board of Directors.
On May 1, 2025, the Company completed the acquisition of certain assets of USQRisk Holdings, LLC, a company based in
New York and London that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions, for approximately $30.5 million of cash consideration, subject to customary purchase price adjustments. This acquisition will include contingent consideration in its final purchase price, however, the Company has not yet completed the valuation of the contingent consideration or the purchase price allocation to the acquired assets and assumed liabilities as of the date of this filing.
On May 1, 2025, the Company acquired a 9.9% interest in Velocity Specialty Insurance Company for approximately $16.6 million of cash consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended
December 31, 2024, which was filed with the SEC on February 21, 2025. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months ended March 31, 2025 and 2024, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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

Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC (“Velocity”), an MGU
specializing in first-party insurance coverage for catastrophe exposed properties, based in Nashville, Tennessee.
On May 1, 2025, the Company completed the acquisition of USQRisk Holdings, LLC (“USQ”), a company that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions based in New York and London.
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
Leverage the Growth of the E&S Market
The growing relevance of the E&S market has been driven by the rapid emergence and sustained prevalence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2024, with
$110 billion of insured catastrophe losses, driven by over $50 billion of insured losses related to severe convective storms
(“SCS”) with 17 SCS events that caused losses in excess of $1 billion, which together accounted for the second-highest annual total for insured losses on record for SCS events. The year also included ice storms across the country and continued wildfire-related losses. In addition to the SCS events, Hurricanes Helene and Milton caused over $35 billion in insured losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first”
mode of doing business. We believe that as the complexity of the E&S market continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.
Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. In the second half of 2024 and through the first quarter of 2025, the E&S market experienced a shift in these trends as insurance capacity for these property risks increased, particularly at the end of 2024, which resulted in a decline in property premium rates. We believe these factors have also created opportunities for retailers to place coverage directly.
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
Other Non-Operating Loss (Income)
For the three months ended March 31, 2025, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives and sublease income. For the three months ended March 31, 2024, Other non-
operating loss (income) consisted of expense related to fees associated with our term loan repricing offset by sublease income.
Income Tax Expense
Income tax expense includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-
Corporations subject to entity level taxation and income tax expense recognized as a result of the Common Control
Reorganization (“CCR”) subsequent to the Velocity acquisition in the first quarter of 2025.
Non-Controlling Interests
Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-
average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of Income
(Loss). Refer to “Note 7, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2025	2024	$	%
Revenue
Net commissions and fees	$676,128	$537,887	$138,241	25.7%
Fiduciary investment income	14,038	14,159	(121)	(0.9)
Total revenue	$690,166	$552,046	$138,120	25.0%
Expenses
Compensation and benefits	430,289	373,527	56,762	15.2
General and administrative	106,060	75,867	30,193	39.8
Amortization	64,985	27,988	36,997	NM
Depreciation	2,639	2,080	559	26.9
Change in contingent consideration	(14,042)	(65)	(13,977)	NM
Total operating expenses	$589,931	$479,397	$110,534	23.1%
Operating income	$100,235	$72,649	$27,586	38.0%
Interest expense, net	54,508	29,400	25,108	85.4
(Income) from equity method investment in related party	(4,937)	(5,606)	669	(11.9)
Other non-operating loss (income)	(377)	1,752	(2,129)	NM
Income before income taxes	$51,041	$47,103	$3,938	8.4%
Income tax expense	55,430	6,426	49,004	NM
Net income (loss)	$(4,389)	$40,677	$(45,066)	NM
GAAP financial measures
Total revenue	$690,166	$552,046	$138,120	25.0%
Net commissions and fees	676,128	537,887	138,241	25.7
Compensation and benefits	430,289	373,527	56,762	15.2
General and administrative	106,060	75,867	30,193	39.8
Net income (loss)	(4,389)	40,677	(45,066)	NM
Compensation and benefits expense ratio (1)	62.3%	67.7%
General and administrative expense ratio (2)	15.4%	13.7%
Net income (loss) margin (3)	(0.6)%	7.4%
Earnings (loss) per share (4)	$(0.22)	$0.14
Diluted earnings (loss) per share (4)	$(0.22)	$0.13
Non-GAAP financial measures*
Organic revenue growth rate	12.9%	13.7%
Adjusted compensation and benefits expense	$397,428	$330,022	$67,406	20.4%
Adjusted compensation and benefits expense ratio	57.6%	59.8%
Adjusted general and administrative expense	$92,237	$64,802	$27,435	42.3%
Adjusted general and administrative expense ratio	13.4%	11.7%
Adjusted EBITDAC	$200,501	$157,222	$43,279	27.5%
Adjusted EBITDAC margin	29.1%	28.5%
Adjusted net income	$107,839	$95,417	$12,422	13.0%
Adjusted net income margin	15.6%	17.3%
Adjusted diluted earnings per share	$0.39	$0.35	$0.04	11.4%
NM represents “Not Meaningful.”
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 9, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.
*These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $138.2 million, or 25.0%, from $552.0 million to $690.2 million for the three months ended
March 31, 2025, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$66.8 million, or 12.1%, of the period-over-period change in Total revenue was due to the acquisitions completed in 2024 and the Velocity acquisition, all of which were completed within twelve months of
March 31, 2025. Acquisition revenue was offset by a $0.4 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$65.9 million, or 11.9%, of the period-over-period change in Total revenue was due to organic revenue growth.
Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. We experienced growth across the majority of our casualty lines, as well as moderate growth across our property portfolio. Growth in our property portfolio was mitigated by a decline in rates and retailers realizing additional opportunity to place coverage directly. Growth in the quarter was balanced across our three Specialties, driven by an increase in the flow of risks into the E&S market;
•$5.6 million, or 1.0%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $0.1 million, or 0.0%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior year.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$360,788	53.4%	$323,445	60.1%	$37,343	11.5%
Binding Authorities	101,950	15.1	88,635	16.5	13,315	15.0
Underwriting Management	213,390	31.5	125,807	23.4	87,583	69.6
Total net commissions and fees	$676,128		$537,887		$138,241	25.7%

Wholesale Brokerage net commissions and fees increased by $37.3 million, or 11.5%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Binding Authority net commissions and fees increased by $13.3 million, or 15.0%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter.
Underwriting Management net commissions and fees increased by $87.6 million, or 69.6%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as contributions from the Castel, US Assure,
Greenhill, Ethos P&C, EverSports, Geo, Innovisk, and Velocity acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$623,966	92.3%	$494,445	91.9%	$129,521	26.2%
Supplemental and contingent commissions	37,773	5.6	29,256	5.5	8,517	29.1
Loss mitigation and other fees	14,389	2.1	14,186	2.6	203	1.4
Total net commissions and fees	$676,128		$537,887		$138,241	25.7%
Net commissions and policy fees grew 26.2%, in line with the overall net commissions and fee revenue growth of 25.7%, for the three months ended March 31, 2025, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 29.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions.
Loss mitigation and other fees increased 1.4% period-over-period primarily due to increased capital markets activity and captive management and other risk management service fees from the placement of alternative risk insurance solutions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $56.8 million, or 15.2%, from $373.5 million to $430.3 million for the three months ended March 31, 2025, compared to the same period in 2024. The following were the principal drivers of this increase:
•Commissions increased $20.6 million, or 12.8%, period-over-period, driven by the 11.5% increase in
Wholesale Brokerage and 15.0% increase in Binding Authority Net commissions and fees;
•An increase of $13.2 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions;
•The remaining increase of $49.2 million was driven by (i) the addition of 1,155 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,556 full-time employees as of March 31, 2025, from 4,401 as of March 31, 2024.
Benefits and Payroll Taxes are typically more concentrated in the first quarter of the year, and that concentration was amplified by the 26% headcount increase compared to the same period in the prior year;
and
•The increase was partially offset by a $26.2 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
5.4% from 67.7% to 62.3% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $30.2 million, or 39.8%, from $75.9 million to $106.1 million for the three months ended March 31, 2025, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$15.7 million of increased professional services and IT charges associated with ongoing technology and data initiatives;
•$5.9 million of increased travel and entertainment associated with the timing of events and conferences; and
•$8.6 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include occupancy, insurance, and foreign exchange.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.7% from 13.7% to 15.4% period-over-period.
Amortization
Amortization expense increased by $37.0 million from $28.0 million to $65.0 million for the three months ended
March 31, 2025, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $1,060.9 million when comparing the balance as of March 31, 2025, to the balance as of March 31, 2024.
Interest Expense, Net
Interest expense, net increased $25.1 million, or 85.4%, from $29.4 million to $54.5 million for the three months ended
March 31, 2025, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended March 31, 2025, was an increase in debt from recent acquisition activity. For the three months ended March 31, 2025, the reduction to Interest expense, net related to our interest rate cap was $2.2 million. For the three months ended March 31, 2025 and 2024, the reduction to Interest expense, net related to interest income earned on operating cash balances of $3.1 million and $8.0 million, respectively.
Other Non-Operating Loss (Income)
Other non-operating loss (income) increased by $2.1 million to income of $0.4 million for the three months ended
March 31, 2025, as compared to a loss of $1.8 million in the same period in the prior year. For the three months ended
March 31, 2025, Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.1 million of sublease income. For the three months ended March 31, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing offset by $0.1 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $3.9 million from $47.1 million to $51.0 million for the three months ended
March 31, 2025, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense increased $49.0 million from $6.4 million to $55.4 million for the three months ended March 31, 2025, compared to the same period in the prior year primarily as a result of $48.1 million of income tax expense recognized as a result of the Common Control Reorganization (“CCR”) subsequent to the Velocity acquisition in the first quarter of 2025.
Net Income (Loss)
Net income (loss) decreased $45.1 million from income of $40.7 million to a loss of $4.4 million for the three months ended March 31, 2025, compared to the same period in the prior year as a result of the factors described above.
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
Organic Revenue Growth Rate
Organic Revenue Growth Rate is defined as the percentage change in Net commissions and fees, as compared to the same period for the prior year, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, revenue attributable to sold businesses for the subsequent twelve months after the sale, and other items such as contingent commissions and the impact of changes in foreign exchange rates.
For the avoidance of doubt, prior period references in the tables below represent the same period in the prior year. A reconciliation of Organic revenue growth rate to Net commissions and fees growth rate, the most directly comparable
GAAP measure, for each of the periods indicated is as follows (in percentages):

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Current period Net commissions and fees revenue	$676,128	$537,887
Less: Current period contingent commissions	(30,463)	(24,503)
Less: Revenue attributable to sold businesses	(146)	—
Net Commissions and fees revenue excluding contingent commissions	$645,519	$513,385

Prior period Net commissions and fees revenue	$537,887	$447,513
Less: Prior year contingent commissions	(24,503)	(21,635)
Less: Revenue attributable to sold businesses	(539)	—
Prior period Net commissions and fees revenue excluding contingent commissions	$512,845	$425,878

Change in Net commissions and fees revenue excluding contingent commissions	$132,674	$87,507
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(67,155)	(28,539)
Impact of change in foreign exchange rates	430	(323)
Organic revenue growth (Non-GAAP)	$65,949	$58,644

Net commissions and fees revenue growth rate (GAAP)	25.7%	20.2%
Less: Impact of contingent commissions (1)	0.2	0.3
Net commissions and fees revenue excluding contingent commissions growth rate (2)	25.9%	20.5%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(13.1)	(6.7)
Impact of change in foreign exchange rates (4)	0.1	(0.1)
Organic Revenue Growth Rate (Non-GAAP)	12.9%	13.7%
(1)Calculated by subtracting Net commissions and fees revenue growth rate from net commissions and fees revenue excluding contingent commissions growth rate and revenue from sold businesses.
(2)Calculated by dividing the change in Total net commissions & fees revenue excluding contingent commissions by prior year net commissions and fees excluding contingent commissions and revenue from sold businesses.

(3)Calculated by taking the mergers and acquisitions net commissions and fees revenue excluding contingent commissions, representing the first 12 months of net commissions and fees revenue generated from acquisitions, divided by prior period net commissions and fees revenue excluding contingent commissions and revenue from sold businesses.
(4)Calculated by taking the change in foreign exchange rates divided by prior period net commissions and fees revenue excluding contingent commissions and revenue from sold businesses.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Total revenue	$690,166	$552,046
Compensation and benefits expense	$430,289	$373,527
Acquisition-related expense	(3,479)	(226)
Acquisition related long-term incentive compensation	(8,331)	1,627
Restructuring and related expense	—	(26,184)
Amortization and expense related to discontinued prepaid incentives	(1,178)	(1,412)
Equity-based compensation	(14,569)	(9,515)
Initial public offering related expense	(5,304)	(7,795)
Adjusted compensation and benefits expense (1)	$397,428	$330,022
Compensation and benefits expense ratio	62.3%	67.7%
Adjusted compensation and benefits expense ratio	57.6%	59.8%
(1)Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to Net income (loss) in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”
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

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Total revenue	$690,166	$552,046
General and administrative expense	$106,060	$75,867
Acquisition-related expense	(13,823)	(8,211)
Restructuring and related expense	—	(2,854)
Adjusted general and administrative expense (1)	$92,237	$64,802
General and administrative expense ratio	15.4%	13.7%
Adjusted general and administrative expense ratio	13.4%	11.7%
(1)Adjustments to General and administrative expense are described in the definition of Adjusted EBITDAC to Net income (loss) in “Adjusted EBITDAC and Adjusted EBITDAC Margin.”
Adjusted EBITDAC and Adjusted EBITDAC Margin
We define Adjusted EBITDAC as Net income (loss) before Interest expense, net, Income tax expense, Depreciation,
Amortization, and Change in contingent consideration, adjusted to reflect items such as (i) equity-based compensation, (ii)
acquisition and restructuring related expenses, and (iii) other exceptional or non-recurring items, as applicable.
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related expense includes a $2.5 million charge for the three months ended March 31, 2024, related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from changes to long-term incentive plans associated with acquisitions. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE
2025 program, which concluded at the end of 2024. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended March 31, 2025, Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.1 million of sublease income. For the three months ended March 31,
2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing offset by $0.1 million of sublease income. Equity-based compensation reflects non-cash equity-based expense.
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
The most directly comparable GAAP financial metric to Adjusted EBITDAC is Net income (loss). Adjusted EBITDAC margin is defined as Adjusted EBITDAC as a percentage of Total revenue. The most comparable GAAP financial metric is
Net income (loss) margin.

A reconciliation of Adjusted EBITDAC and Adjusted EBITDAC margin to Net income (loss) and Net income (loss)
margin, the most directly comparable GAAP measures, for each of the periods indicated is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Total revenue	$690,166	$552,046
Net income (loss)	$(4,389)	$40,677
Interest expense, net	54,508	29,400
Income tax expense	55,430	6,426
Depreciation	2,639	2,080
Amortization	64,985	27,988
Change in contingent consideration (1)	(14,042)	(65)
EBITDAC	$159,131	$106,506
Acquisition-related expense	17,302	8,437
Acquisition related long-term incentive compensation	8,331	(1,627)
Restructuring and related expense	—	29,038
Amortization and expense related to discontinued prepaid incentives	1,178	1,412
Other non-operating loss (income)	(377)	1,752
Equity-based compensation	14,569	9,515
IPO related expenses	5,304	7,795
(Income) from equity method investments in related party	(4,937)	(5,606)
Adjusted EBITDAC	$200,501	$157,222
Net income (loss) margin	(0.6)%	7.4%
Adjusted EBITDAC margin	29.1%	28.5%
(1)For the three months ended March 31, 2025, Change in contingent consideration included a $12.4 million decrease in valuation of the US Assure contingent consideration as a result of increased loss ratios impacting projected profit commissions.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Total revenue	$690,166	$552,046
Net income (loss)	$(4,389)	$40,677
Income tax expense	55,430	6,426
Amortization	64,985	27,988
Amortization of deferred debt issuance costs (1)	2,374	3,409
Change in contingent consideration	(14,042)	(65)
Acquisition-related expense	17,302	8,437
Acquisition related long-term incentive compensation	8,331	(1,627)
Restructuring and related expense	—	29,038
Amortization and expense related to discontinued prepaid incentives	1,178	1,412
Other non-operating loss (income)	(377)	1,752
Equity-based compensation	14,569	9,515
IPO related expenses	5,304	7,795
(Income) from equity method investments in related party	(4,937)	(5,606)
Adjusted income before income taxes (2)	$145,728	$129,151
Adjusted income tax expense (3)	(37,889)	(33,734)
Adjusted net income	$107,839	$95,417
Net income (loss) margin	(0.6)%	7.4%
Adjusted net income margin	15.6%	17.3%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income (loss) are described in the definition of Adjusted EBITDAC to Net income (loss) in
“Adjusted EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and three months ended March 31, 2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC. For the three and three months ended March 31, 2024, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of
5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

	Three Months Ended March 31,
	2025	2024
Earnings (loss) per share of Class A common stock – diluted	$(0.22)	$0.13
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	—	(0.07)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.20	0.09
Plus: Adjustments to Adjusted net income (3)	0.43	0.20
Plus: Dilutive impact of unvested equity awards (4)	(0.02)	—
Adjusted diluted earnings per share	$0.39	$0.35

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	125,420	269,922
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	136,064	—
Plus: Dilutive impact of unvested equity awards (4)	17,783	4,854
Adjusted diluted earnings per share diluted share count	279,267	274,776
(1)Adjustment removes the impact of Net income (loss) attributed to dilutive awards and substantively vested RSUs to arrive at Net income (loss) attributable to Ryan Specialty Holdings, Inc. For the three months ended March 31, 2025 and 2024, this removes $0.0 million and $17.7 million of Net income (loss), respectively, on 125.4 million and 269.9 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 9, Earnings
(Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income (loss) that would be distributable if all LLC
Common Units (together with shares of Class B common stock). For the three months ended March 31, 2025 and 2024, this includes $23.3 million and $24.1 million of Net income (loss), respectively, on 261.5 million and 269.9 million
Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended
March 31, 2024, 140.4 million weighted average outstanding LLC Common Units were considered dilutive and included in the 269.9 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted
EPS. See “Note 9, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin” on 261.5 million and 269.9 million
Weighted-average shares of Class A common stock outstanding - diluted for the three months ended March 31, 2025 and 2024, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards as well as outstanding vested options and vested Class C Incentive Units is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was
$0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 9, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended March 31, 2025 and 2024, 17.8 million and 4.9 million shares were added to the calculation, respectively.
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
On February 20, 2025, our Board declared a regular quarterly dividend of $0.12 per share on our outstanding Class A common stock. $0.07 of the regular quarterly dividend was funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the Company as well as the Company’s obligations pursuant to the Tax Receivable Agreement. The remaining $0.05 of the regular quarterly dividend was funded by free cash flow from the LLC and paid to all holders of the Class A common stock and LLC Common Units.
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
The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,108.3 million and $955.9 million as of March 31, 2025 and 2024, respectively, and fiduciary receivables of $2,780.4 million and $2,225.5 million as of March 31, 2025 and 2024, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $203.5 million of Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2025, $94.4 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
On January 19, 2024, we entered into the Fifth Amendment to the Credit Agreement, which reduced the applicable interest rate of the Term Loan from Adjusted Term SOFR + 3.00% to Adjusted Term SOFR + 2.75% and no longer contains a credit spread adjustment. All other material provisions remain unchanged.
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
As of March 31, 2025, the interest rate on the Term Loan was 2.25% plus Adjusted Term SOFR.
As of March 31, 2025, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the three months ended March 31, 2025.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of March 31, 2025, will be $447.4 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA
(e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	7,994	627	2,469	11,090
Balance at March 31, 2025	$261,227	$84,042	$102,117	$447,386
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of March 31, 2025, were
$526.3 million consisting of (i) Exchange Tax Attributes of $307.3 million, (ii) Pre-IPO M&A Tax Attributes of $98.9 million, and (iii) TRA Payment Tax Attributes of $120.1 million. The Company will retain the benefit of 15% of these cash savings.

Comparison of Cash Flows for the Three Months Ended March 31, 2025 and 2024
Cash and cash equivalents decreased $461.9 million from $665.4 million at March 31, 2024, to $203.5 million at March 31,
2025. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2025, were $142.8 million, an increase of
$26.3 million compared to the three months ended March 31, 2024. This increase in cash flows used in operating activities was driven by a decrease in Net income of $45.1 million, a decrease in Other current and non-current assets and Other current and non-current accrued liabilities of $49.5 million, a decrease in Accrued interest liability of $17.8 million, and an increase in Commissions and fees receivable - net of $12.3 million. These increases in cash flows used in operating activities were offset by an increase of $48.1 million in Deferred income tax expense from the CCR associated with the
Velocity acquisition, an increase of $37.0 million in Amortization associated with recent acquisitions, and an increase of
$9.9 million in Prepaid and deferred compensation expense. The change in Other current and non-current accrued liabilities was primarily driven by an increase in discretionary incentive, formulaic incentive, and commission bonus payments due to organic and inorganic growth in the business and an increase in acquisition contingent consideration payments. The decrease in Accrued interest liability was associated with the payment of bond interest in the first quarter of 2025.
Cash Flows From Investing Activities
Cash flows used for investing activities during the three months ended March 31, 2025, were $573.0 million, an increase of
$565.4 million compared to the $7.6 million of cash flows used for investing activities during the three months ended
March 31, 2024. The main driver of the cash flows used for investing activities in the three months ended March 31, 2025, was $555.6 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $16.7 million of Capital expenditures, compared to $7.6 million of Capital expenditures for the three months ended March 31,
2024.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2025, were $336.8 million, an increase of $347.0 million compared to cash flows used in financing activities of $10.2 million during the three months ended March 31, 2024. The main drivers of cash flows provided by financing activities during the three months ended
March 31, 2025, were Borrowings on Revolving Credit Facility (net of repayments) of $424.1 million offset by Net change in fiduciary liabilities of $36.1 million, Payment of contingent consideration of $25.2 million, Dividends paid to Class A common shareholders of $15.1 million, Distributions to non-controlling LLC Unitholders of $6.8 million, Repayment of term debt of $4.3 million, and Debt issuance costs paid of $1.5 million. The main drivers of cash flows used in financing activities during the three months ended March 31, 2024, were Dividends paid to Class A common shareholders of $40.0 million, Distributions to non-controlling LLC Unitholders of $5.6 million, and Payment of accrued return on Ryan Re preferred units of $1.9 million offset by the Net change in fiduciary liabilities of $37.3 million.

Contractual Obligations and Commitments
Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 6, Debt” in the notes to our unaudited consolidated financial statements, where we provide further description on provisions that create, increase, or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of March 31, 2025, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	March 31, 2025
Current accrued compensation	$11,869
Non-current accrued compensation	15,424
Total liability	$27,293
Projected future expense	34,414
Total projected future cash outflows	$61,707

Projected Future Cash Outflows
(in thousands)
2025	$11,677
2026	6,771
2027	14,605
2028	28,603
Thereafter	$51
Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
March 31, 2025, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	March 31, 2025
Current accounts payable and accrued liabilities	$5,614
Other non-current liabilities	90,719
Total liability	$96,333
Projected future expense	11,756
Total projected future cash outflows	$108,089

Projected Future Cash Outflows
(in thousands)
2025	$5,539
2026	17,853
2027	84,696
2028	—
Thereafter	$—

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, are included in “Note 1, Basis of Presentation,” to our unaudited consolidated financial statements.
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
Foreign Currency Risk
For the three months ended March 31, 2025, approximately 6% of revenues were generated from activities in the United
Kingdom, Europe, Canada, India, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Danish Krone, Canadian Dollar, Singapore Dollar,
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of March 31, 2025, we had $1,695.8 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of March 31, 2025 and December 31, 2024, as determined based upon information available.
On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of March 31, 2025, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at March 31, 2025	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$203,549	$(2,035)	$2,035
Term Loan principal outstanding (1)	1,695,800	16,958	(16,958)
Interest rate cap notional amount (2)	1,000,000	(10,000)	10,000
Net exposure to Interest expense, net		$4,923	$(4,923)

Cash and cash equivalents held in a fiduciary capacity	1,108,317	11,083	$(11,083)
Net exposure to Fiduciary investment income		$11,083	$(11,083)

Impact to Net income		$6,161	$(6,161)
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our annual report on
Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 21, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER
PURCHASES OF EQUITY SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2025, Mark S. Katz, Executive Vice President, General Counsel and Corporate
Secretary, adopted a “Rule 10b5-1 trading arrangement” on March 14, 2025 (as such term is defined in Item 408(a) of
Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a
“10b5-1 Plan”) to sell a number of shares of Class A common stock issuable upon conversion of up to 22,000 Class C
Incentive Units of New LLC (the “Class C Units”), between the first potential sale date on June 13, 2025 and the expiration of his 10b5-1 Plan on November 1, 2025. The Class C Units are profits interests with a participation threshold, as of March
31, 2025, of $23.29. Pursuant to the terms of the award agreement for the Class C Units, the participation threshold is adjusted downward for distributions that the LLC makes to the Company. When the value of the Class A common stock exceeds the participation threshold of the Class C Units, the vested profits interests may be exchanged for LLC Common
Units of equal value where the value of each Class C Unit is equal to the difference between the 20-day VWAP of the
Class A common stock immediately preceding the date of exchange and the participation threshold. On exchange, the LLC
Common Units are immediately redeemed on a one-for-one basis for Class A common stock of the Company. For more information regarding Class C Incentive Units of New LLC and applicable participation threshold information, see “Note
8, Equity-Based Compensation” of the unaudited quarterly consolidated financial statements included herein.

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

10.19	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

19.1	Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023, (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on February 21, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: May 1, 2025	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)