Form 10-Q
period 2025-06-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2025-08-01
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On July 28, 2025, the Registrant had 263,702,516 shares of common stock outstanding, consisting of 128,039,917 shares of Class A common stock,
$0.001 par value, and 135,662,599 shares of Class B common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Net commissions and fees	$840,857	$680,248	$1,516,985	$1,218,135
Fiduciary investment income	14,313	15,193	28,351	29,352
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
EXPENSES
Compensation and benefits	485,272	414,049	915,561	787,576
General and administrative	107,049	82,967	213,109	158,834
Amortization	69,668	30,541	134,653	58,529
Depreciation	2,888	2,273	5,527	4,353
Change in contingent consideration	(759)	1,243	(14,801)	1,178
Total operating expenses	$664,118	$531,073	$1,254,049	$1,010,470
OPERATING INCOME	$191,052	$164,368	$291,287	$237,017
Interest expense, net	58,334	31,128	112,842	60,528
Income from equity method investments	(5,156)	(3,722)	(10,093)	(9,328)
Other non-operating loss (income)	143	233	(234)	1,985
INCOME BEFORE INCOME TAXES	$137,731	$136,729	$188,772	$183,832
Income tax expense	13,026	18,691	68,456	25,117
NET INCOME	$124,705	$118,038	$120,316	$158,715
Net income attributable to non-controlling interests, net of tax	72,729	71,251	95,982	95,393
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$51,976	$46,787	$24,334	$63,322
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.41	$0.38	$0.19	$0.52
Diluted	$0.38	$0.37	$0.18	$0.49
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	126,481,643	118,394,113	125,953,583	118,102,959
Diluted	274,144,981	271,218,549	138,166,545	270,570,458
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$124,705	$118,038	$120,316	$158,715
Net income attributable to non-controlling interests, net of tax	72,729	71,251	95,982	95,393
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$51,976	$46,787	$24,334	$63,322
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	832	1,536	1,459	5,744
(Gain) on interest rate cap reclassified to earnings	(1,161)	(2,280)	(2,686)	(4,570)
Foreign currency translation adjustments	10,436	927	18,917	519
Change in share of equity method investments’ other comprehensive income (loss)	776	(376)	(539)	1,134
Total other comprehensive income (loss), net of tax	$10,883	$(193)	$17,151	$2,827
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$62,859	$46,594	$41,485	$66,149
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,589	$540,203
Commissions and fees receivable – net	528,561	389,758
Fiduciary cash and receivables	4,474,847	3,739,727
Prepaid incentives – net	9,652	9,219
Other current assets	80,694	109,951
Total current assets	$5,266,343	$4,788,858
NON-CURRENT ASSETS
Goodwill	3,085,182	2,646,676
Customer relationships	1,533,954	1,392,048
Other intangible assets	101,728	83,674
Prepaid incentives – net	14,988	17,442
Equity method investments	96,007	70,877
Property and equipment – net	66,453	50,209
Lease right-of-use assets	134,288	133,256
Deferred tax assets	311,368	448,289
Other non-current assets	15,461	18,589
Total non-current assets	$5,359,429	$4,861,060
TOTAL ASSETS	$10,625,772	$9,649,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$195,677	$249,200
Accrued compensation	452,810	486,322
Operating lease liabilities	23,443	22,107
Tax Receivable Agreement liabilities	24,988	—
Short-term debt and current portion of long-term debt	61,688	51,732
Fiduciary liabilities	4,474,847	3,739,727
Total current liabilities	$5,233,453	$4,549,088
NON-CURRENT LIABILITIES
Accrued compensation	66,712	49,362
Operating lease liabilities	157,416	159,231
Long-term debt	3,410,389	3,231,128
Tax Receivable Agreement liabilities	436,124	436,296
Deferred tax liabilities	41,265	39,922
Other non-current liabilities	98,264	86,606
Total non-current liabilities	$4,210,170	$4,002,545
TOTAL LIABILITIES	$9,443,623	$8,551,633
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 127,108,155 and 125,411,089 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	127	125
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 135,408,269 and 136,456,313 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	135	136
Class X common stock ($0.001 par value; 0 shares authorized, issued, and outstanding at June 30, 2025; 10,000,000 shares authorized, 640,784 shares issued and 0 shares outstanding at December 31, 2024)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	479,117	506,258
Retained earnings	115,352	122,939
Accumulated other comprehensive income (loss)	15,355	(1,796)
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$610,086	$627,662
Non-controlling interests	572,063	470,623
Total stockholders’ equity	$1,182,149	$1,098,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,625,772	$9,649,918
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,316	$158,715
Adjustments to reconcile net income to cash flows provided by operating activities:
Income from equity method investments	(10,093)	(9,328)
Amortization	134,653	58,529
Depreciation	5,527	4,353
Prepaid and deferred compensation expense	23,418	6,355
Non-cash equity-based compensation	39,798	38,205
Amortization of deferred debt issuance costs	4,760	6,436
Amortization of interest rate cap premium	3,477	3,477
Deferred income tax expense	9,502	15,314
Deferred income tax expense from common control reorganization	47,978	—
Loss on Tax Receivable Agreement	356	372
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(98,353)	(79,592)
Accrued interest liability	9,771	(62)
Other current and non-current assets	36,646	4,017
Other current and non-current accrued liabilities	(116,996)	(52,503)
Total cash flows provided by operating activities	$210,760	$154,288
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(565,133)	(214,093)
Capital expenditures	(36,546)	(22,605)
Equity method investment in VSIC	(16,637)	—
Asset acquisitions	(664)	—
Total cash flows used in investing activities	$(618,980)	$(236,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Revolving Credit Facility	680,536	—
Repayments on Revolving Credit Facility	(492,788)	—
Debt issuance costs paid	(2,889)	—
Repayment of term debt	(8,500)	(8,250)
Receipt of contingently returnable consideration	1,927	—
Payment of contingent consideration	(29,252)	—
Tax distributions to non-controlling LLC Unitholders	(34,814)	(44,610)
Receipt of taxes related to net share settlement of equity awards	12,791	4,478
Taxes paid related to net share settlement of equity awards	(14,688)	(4,586)
Class A common stock dividends and Dividend Equivalents paid	(30,510)	(53,022)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(13,580)	(11,250)
Payment of accrued return on Ryan Re preferred units	(167)	(1,965)
Net change in fiduciary liabilities	166,304	191,396
Total cash flows provided by financing activities	$234,370	$72,191
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	11,807	(2,010)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(162,043)	$(12,229)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,680,805	1,756,332
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,518,762	$1,744,103
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$172,589	$612,437
Cash and cash equivalents held in a fiduciary capacity	1,346,173	1,131,666
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,518,762	$1,744,103
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313
Net income	—	—	—	—	—	51,976	—	72,729	124,705
Issuance of common stock	432,507	—	1,437	—	—	—	—	—	—
Exchange of LLC equity for common stock	643,992	1	(550,817)	(1)	1,112	—	—	(1,112)	—
Forfeiture of common stock	(1,233)	—	—	—	—	—	—	—	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(214)	—	—	(450)	(664)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,962)	—	—	(15,962)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,907)	(6,907)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	1,297	—	—	—	1,297
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(25,905)	(25,905)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	776	799	1,575
Loss on interest rate cap, net	—	—	—	—	—	—	(329)	(682)	(1,011)
Foreign currency translation adjustments	—	—	—	—	—	—	10,436	17,347	27,783
Equity-based compensation	—	—	—	—	18,476	—	—	1,449	19,925
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753
Net income	—	—	—	—	—	46,787	—	71,251	118,038
Issuance of common stock	270,510	—	8,992	—	989	—	—	1,179	2,168
Exchange of LLC equity for common stock	331,150	—	(331,150)	—	598	—	—	(598)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—		—	(284)	(284)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(13,764)	—	—	(13,764)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,758)	(5,758)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	709	—	—	(201)	508
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,829)	(22,829)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	(376)	(564)	(940)
Loss on interest rate cap, net	—	—	—	—	—	—	(744)	(1,116)	(1,860)
Foreign currency translation adjustments	—	—	—	—	—	—	927	1,382	2,309
Equity-based compensation	—	—	—	—	16,378	—	—	4,517	20,895
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
(Tabular amounts presented in thousands, except share and per share data)
1.      Basis of Presentation
Nature of Operations
Ryan Specialty Holdings, Inc., (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents, and carriers. These services encompass distribution, underwriting, product development, administration, and risk management by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. The Company’s offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investments, the Company does not take on any underwriting risk.
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
June 30, 2025, the Company owned 48.4% of the outstanding LLC Common Units.
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
2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wholesale Brokerage	$477,165	$444,129	$837,953	$767,574
Binding Authority	94,524	80,630	196,474	169,265
Underwriting Management	269,168	155,489	482,558	281,296
Total Net commissions and fees	$840,857	$680,248	$1,516,985	$1,218,135
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets.
The contract assets balance was $41.3 million and $35.6 million as of June 30, 2025 and December 31, 2024, respectively.
For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the
Consolidated Balance Sheets, was $4.9 million and $8.7 million as of June 30, 2025 and December 31, 2024, respectively.
During the three and six months ended June 30, 2025, $3.6 million and $7.4 million, respectively, of the contract liabilities outstanding as of December 31, 2024, were recognized in revenue.

3.      Mergers and Acquisitions
2025 Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC (“Velocity”), an MGU
specializing in first-party insurance coverage for catastrophe exposed properties, headquartered in Nashville, Tennessee, for cash consideration of $548.6 million and contingent consideration of $19.6 million. During the six months ended
June 30, 2025, a measurement period adjustment related to the initial valuation of contingent consideration of $1.5 million was recognized as a decrease in Goodwill on the Consolidated Balance Sheets.
On May 1, 2025, the Company completed the acquisition of certain assets of USQRisk Holdings, LLC (“USQ”), a company based in New York, New York, and London, England, that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions, for cash consideration of $28.7 million and contingent consideration of $23.8 million.
On May 16, 2025, the Company completed the acquisition of 360° Underwriting (“360”), an MGU specializing in commercial construction, based in Dublin and Galway, Ireland, for cash consideration of $28.2 million and contingent consideration of $0.6 million.
The $44.1 million of contingent consideration liabilities established for the above acquisitions were measured at the estimated acquisition date fair value and were non-cash investing transactions. The contingent consideration liabilities are based on the individual businesses’ revenue or EBITDA targets, or both, over periods ranging from two to five years following the date of acquisition.
The following table summarizes the estimated fair value of the aggregate assets and liabilities acquired during the six months ended June 30, 2025:

	Velocity	USQ	360	Total
Cash and cash equivalents	$17,736	$—	$839	$18,575
Commissions and fees receivable – net	23,650	13,124	585	37,359
Fiduciary cash and receivables	105,779	1,649	5,486	112,914
Goodwill	363,926	20,539	16,622	401,087
Customer relationships[1]	216,400	19,100	12,303	247,803
Other intangible assets	12,000	200	67	12,267
Lease right-of-use assets	3,757	612	—	4,369
Other current and non-current assets	4,310	101	40	4,451
Total assets acquired	$747,558	$55,325	$35,942	$838,825
Accounts payable and accrued liabilities	5,042	193	—	5,235
Accrued compensation	7,457	373	81	7,911
Fiduciary liabilities	105,779	1,649	5,486	112,914
Operating lease liabilities	3,757	612	—	4,369
Deferred tax liabilities	57,298	—	1,546	58,844
Total liabilities assumed	$179,333	$2,827	$7,113	$189,273
Net assets acquired	$568,225	$52,498	$28,829	$649,552
1 The acquired customer relationships have a weighted average amortization period of 13.0 years.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions above of $3.3 million and $9.5 million during the three and six months ended June 30,
2025, respectively, in General and administrative expense on the Consolidated Statements of Income. The Company
recognized aggregate revenue of $41.7 million and $55.4 million related to the acquisitions above from their respective acquisition dates during the three and six months ended June 30, 2025, respectively. Estimated tax deductible goodwill of
$14.4 million was generated as a result of these acquisitions.

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
On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc., an MGU focused on sports, leisure, and entertainment headquartered in Carmel, Indiana, for $43.1 million of cash consideration. Total consideration for this acquisition also includes contingent consideration, however, the contingent consideration value was de minimis as of the acquisition date. A measurement period adjustment related to Commissions and fees receivable – net of $1.6 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets as of June 30, 2025.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners (“Innovisk”), which is composed of seven specialty MGUs headquartered in London, England, for cash consideration of $426.8 million.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions completed during the six months ended June 30, 2024, of $1.2 million and $1.6 million during the three and six months ended June 30, 2024, respectively, in General and administrative expense on the
Consolidated Statements of Income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$857,077	$786,666	$1,560,684	$1,410,787
Net income (loss)	133,289	52,458	180,466	(37,974)
The adjustments to the unaudited pro forma financial information primarily include (i) a decrease of $48.0 million of income tax expense related to the Common Control Reorganization (“CCR”) resulting from the Velocity acquisition for the six months ended June 30, 2025, with an increase of $59.4 million in such income tax expense for the six months ended
June 30, 2024, related to the CCRs resulting from the Velocity and Innovisk acquisitions, (ii) an increase in financing costs and interest expense resulting from the debt activity related to the US Assure and Innovisk acquisitions of $16.9 million and $65.4 million for the three and six months ended June 30 2024, respectively, (iii) incremental amortization expense on acquired intangible assets of $31.2 million and $66.6 million for the three and six months ended June 30, 2024, respectively, (iv) a decrease in transaction costs of $5.7 million and $10.8 million for the three and six months ended June
30, 2025, respectively, and an increase in such costs of $13.1 million for the six months ended June 30, 2024, and (v) a reduction in tax expenses related to the pro forma adjustments of $6.9 million and $20.5 million for the three and six months ended June 30, 2024, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in contingent consideration	$(759)	$1,243	$(14,801)	$1,178
Interest expense, net	1,655	864	3,987	1,801
Total	$896	$2,107	$(10,814)	$2,979
As of June 30, 2025, the aggregate amount of maximum consideration related to acquisitions was $605.7 million of contingent consideration and $13.7 million of contingently returnable consideration.
4.      Receivables and Other Current Assets
Receivables
The Company had receivables of $528.6 million and $389.8 million outstanding as of June 30, 2025 and December 31,
2024, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance
Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$3,394	$2,061	$3,018	$2,458
Write-offs	(1,076)	(498)	(2,211)	(1,285)
Increase in provision	1,388	1,590	2,899	1,980
End of period	$3,706	$3,153	$3,706	$3,153
Other Current Assets
Major classes of other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$46,317	$51,701
Insurance recoverable	975	20,155
Interest rate cap	7,013	13,936
Other current receivables	26,389	24,159
Total Other current assets	$80,694	$109,951
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease costs
Operating lease costs	$8,555	$7,861	$16,860	$15,739
Short-term lease costs
Operating lease costs	548	202	1,054	447
Sublease income	(157)	(148)	(265)	(296)
Lease costs – net	$8,946	$7,915	$17,649	$15,890

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases			$16,876	$14,651
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			11,985	10,268
Amortization of right-of-use assets for operating lease activity			12,072	11,359
Weighted average discount rate (percent)
Operating leases			5.4%	5.3%
Weighted average remaining lease term (years)
Operating leases			7.2	7.9

6.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	June 30, 2025	December 31, 2024
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.25%, matures September 13, 2031	$1,666,100	$1,672,532
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	402,171	401,676
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,208,727	1,198,183
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	185,464	1,207
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.25%, expire May 1, 2026	6,216	—
Commercial notes, periodic interest and principal payments, 6.25%, expired May 1, 2025	—	2,673
Commercial notes, periodic interest and principal payments, 6.25%, expired June 1, 2025	—	548
Commercial notes, periodic interest and principal payments, 6.25%, expired June 21, 2025	—	2,642
Units subject to mandatory redemption	3,399	3,399
Total debt	$3,472,077	$3,282,860
Less: Short-term debt and current portion of long-term debt	(61,688)	(51,732)
Long-term debt	$3,410,389	$3,231,128
Term Loan
In September 2024, the Term Loan principal increased from $1,650.0 million to $1,700.0 million. As of June 30, 2025,
$1,691.5 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $25.7 million. As of December 31, 2024, $1,700.0 million of the principal was outstanding,
$0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $27.8 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of June 30, 2025 and December 31, 2024.
Due to the nature of the instrument, the deferred issuance costs related to the facility of $8.6 million and $9.6 million as of
June 30, 2025 and December 31, 2024, respectively, were included in Other non-current assets on the Consolidated
Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $1,215.9 million as of June 30, 2025, as the facility was drawn on by $184.1 million. The commitments available to be borrowed under the
Revolving Credit Facility were $1,399.7 million as of December 31, 2024, as the facility was reduced by $0.3 million of undrawn letters of credit.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of June 30, 2025 and
December 31, 2024, the Company accrued $0.8 million and $1.2 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance
Sheets. As of June 30, 2025, accrued interest on the facility was $0.6 million.

Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of June 30, 2025 and December 31, 2024,
accrued interest on the notes was $7.3 million, and the related unamortized deferred issuance costs were $5.1 million and
$5.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of June 30, 2025 and December 31, 2024, accrued interest on the notes was $29.4 million and $20.0 million, respectively, and the related unamortized deferred issuance costs, including discount, were $20.6 million and $21.8 million, respectively.
Subsidiary Units Subject to Mandatory Redemption
Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, 15 years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized within Interest expense, net on the Consolidated Statements of Income. Interest accrued on these units was $0.1 million as of June 30, 2025 and December 31, 2024. $0.2 million of accrued return on the Ryan Re preferred units was paid during the six months ended June 30, 2025. See Note 14, Related Parties, for further information on Ryan Re.
7.      Stockholders’ Equity
Ryan Specialty’s amended and restated certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of
Class A common stock, 1,000,000,000 shares of Class B common stock, and 500,000,000 shares of preferred stock, each having a par value of $0.001 per share.
The New LLC Operating Agreement requires that the Company and the LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Common Units owned by the Company, except as otherwise determined by the Company.
Class A and Class B Common Stock
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share but, upon the occurrence of certain events as set forth in the Company’s amended and restated certificate of incorporation, or as of September 30, 2029, at the latest, each share will be entitled to one vote per share in the future. All holders of Class A common stock and Class B common stock vote together as a single class except as otherwise required by applicable law or our amended and restated certificate of incorporation. Holders of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company.
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
Class X Common Stock
As of June 30, 2025, the Company amended and restated its certificate of incorporation to, among other changes, eliminate
Class X common stock and, as such, it is no longer authorized to be issued. As of December 31, 2024, there were
10,000,000 shares of Class X common stock authorized. However, there were no shares of Class X common stock outstanding as of June 30, 2025 or December 31, 2024. Shares of Class X common stock had no economic, voting, or dividend rights.

Preferred Stock
There were no shares of preferred stock outstanding as of June 30, 2025 or December 31, 2024. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Dividends
During the three months ended June 30, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share on the Company’s outstanding Class A common stock. During the six months ended June 30,
2025, $30.2 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of June 30, 2025 and December 31, 2024, the Company owned 48.4% and 47.9%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 51.6% and 52.1%, respectively, of the economic interests in the LLC.
Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 51.8% and 54.9% for the three months ended June 30, 2025 and
2024, respectively, and 51.7% and 55.3% for the six months ended June 30, 2025 and 2024, respectively.
During the three months ended June 30, 2025, the Company declared a regular quarterly cash distribution of $0.05 per unit on the LLC’s outstanding LLC Common Units. During the six months ended June 30, 2025, $13.6 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
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

	Six Months Ended June 30, 2025
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,820	$21.15	135,991	$23.84
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,233)	21.15	—	—
Unvested at end of period	412,587	$21.15	135,991	$23.84
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
date, with 20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Six Months Ended June 30, 2025
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,699,966	$23.14	2,374,687	$43.33
Granted	—	—	476,309	69.35
Vested	(17,899)	23.04	(366,438)	40.04
Forfeited	(29,283)	23.34	(47,186)	48.92
Unvested at end of period	2,652,784	$23.14	2,437,372	$48.80
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

	Six Months Ended June 30, 2025
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,870,764	66,667	281,652	$43.97
Granted	—	—	—	—
Exercised	(122,680)	—	(8,295)	34.39
Forfeited	—	—	—	—
Outstanding at end of period	3,748,084	66,667	273,357	$44.26
1As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
As of June 30, 2025, there were 6,666, 1,434,605, and 57,497 exercisable Staking, Reload, and Incentive Options, respectively. The aggregate intrinsic values and weighted average remaining contractual terms of Stock Options outstanding and exercisable as of June 30, 2025, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$166,752
Reload Options exercisable	63,826
Staking Options outstanding	2,966
Staking Options exercisable	297
Incentive Options outstanding	6,486
Incentive Options exercisable	1,546
Weighted-average remaining contractual term (in years):
Reload Options outstanding	5.8
Reload Options exercisable	5.7
Staking Options outstanding	7.1
Staking Options exercisable	7.1
Incentive Options outstanding	7.8
Incentive Options exercisable	7.4
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

	Six Months Ended June 30, 2025
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,293,538	$25.10	686,712	$44.30
Granted	—	—	—	—
Vested	—	—	(48,064)	36.44
Forfeited	—	—	—	—
Unvested at end of period	1,293,538	$25.10	638,648	$44.89
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
from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Six Months Ended June 30, 2025
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	952,595	1,605,003	495,822	$36.80
Granted	—	—	—	—
Vested	—	—	(45,000)	34.13
Forfeited	—	—	—	—
Unvested at end of period	952,595	1,605,003	450,822	$36.96
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.24 and $23.34 as of June 30, 2025 and December 31, 2024,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the six months ended June 30, 2025.
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

	Six Months Ended June 30, 2025
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	366,996	$27.99	487,218	$24.40
Granted	1,367,329	27.46	—	—
Vested	—	—	—	—
Forfeited	(2,497)	27.53	—	—
Unvested at end of period	1,731,828	$27.57	487,218	$24.40
The fair values of the performance-based awards granted during the six months ended June 30, 2025, were determined using the Monte Carlo simulation valuation model with the following assumptions:

Volatility	23.6% - 25.4%
Time to maturity (years)	4.7 - 4.8
Risk-free rate	3.8% - 4.0%
RYAN stock price at valuation date	$67.66 - $69.47
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
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”), with the exception of the one director who has agreed to forgo any compensation for their service to the
Board. The Director Stock Grants are fully vested upon grant. The Company granted 23,230 Director Stock Grants with a weighted-average grant date fair value of $69.94 and 22,935 Director Stock Grants with a weighted-average grant date fair value of $49.07 during the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the Company accrued $1.3 million and $0.1 million related to Dividend Equivalents and Declared
Distributions, respectively, in Accounts payable and accrued liabilities, and $3.9 million and $0.6 million related to
Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance

Sheets. As of December 31, 2024, the Company accrued $0.9 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.9 million and $0.4 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.
Equity-Based Compensation Expense
As of June 30, 2025, the unrecognized equity-based compensation expense related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
Restricted Stock	$236	0.2
IPO RSUs	21,830	4.0
Incentive RSUs	70,553	3.0
Reload Options	473	0.7
Incentive Options	271	1.4
PSUs	42,227	4.7
Restricted Common Units	136	0.2
IPO RLUs	14,365	4.5
Incentive RLUs	15,402	2.7
Reload Class C Incentive Units	306	1.0
Staking Class C Incentive Units	7,536	4.2
Class C Incentive Units	4,408	3.3
PLUs	8,612	3.5
Total unrecognized equity-based compensation expense	$186,355

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of June 30, 2025, in the same view.

	Recognized				Unrecognized
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30, 2025
	2025	2024	2025	2024
IPO awards
IPO RSUs and Staking Options	$2,415	$3,493	$5,081	$6,506	$21,830
IPO RLUs and Staking Class C Incentive Units	1,986	2,583	3,950	5,131	21,901
Incremental Restricted Stock and Reload Options	398	909	800	1,863	591
Incremental Restricted Common Units and Reload Class C Incentive Units	275	1,153	546	2,432	401
Pre-IPO incentive awards
Restricted Stock	158	408	322	835	118
Restricted Common Units	49	154	97	362	41
Post-IPO incentive awards
Incentive RSUs	7,933	7,775	16,767	13,758	70,553
Incentive RLUs	1,863	2,035	3,876	3,613	15,402
Incentive Options	1,145	350	1,958	551	271
Class C Incentive Units	445	515	954	1,030	4,408
PSUs	2,355	394	3,438	519	42,227
PLUs	612	622	1,218	820	8,612
Other expense
Director Stock Grants	291	504	791	785	—
Total equity-based compensation expense	$19,925	$20,895	$39,798	$38,205	$186,355

9.     Earnings Per Share
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
earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$124,705	$118,038	$120,316	$158,715
Less: Net income attributable to non-controlling interests	72,729	71,251	95,982	95,393
Net income attributable to Ryan Specialty Holdings, Inc.	$51,976	$46,787	$24,334	$63,322
Numerator:
Net income attributable to Class A common shareholders	$51,976	$46,787	$24,334	$63,322
Less: Income attributed to substantively vested RSUs	—	(1,556)	—	(2,138)
Net income attributable to Class A common shareholders – basic	$51,976	$45,231	$24,334	$61,184
Add: Income attributed to dilutive shares	52,392	53,791	1,077	72,056
Net income attributable to Class A common shareholders – diluted	$104,368	$99,022	$25,411	$133,240
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	126,481,643	118,394,113	125,953,583	118,102,959
Add: Dilutive shares	147,663,338	152,824,436	12,212,962	152,467,499
Weighted-average shares of Class A common stock outstanding – diluted	274,144,981	271,218,549	138,166,545	270,570,458
Earnings per share
Earnings per share of Class A common stock – basic	$0.41	$0.38	$0.19	$0.52
Earnings per share of Class A common stock – diluted	$0.38	$0.37	$0.18	$0.49
The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Conversion of non-controlling interest LLC Common Units[1]	—	—	135,803,993	—
Incentive Options	—	150,000	—	150,000
Class C Incentive Units	—	195,822	—	195,822
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
Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of June 30, 2025, the interest rate cap continued to be an effective hedge.
Decreases in the fair value of the interest rate cap of $2.8 million and $3.9 million for the three months ended June 30,
2025 and 2024, respectively, and $6.9 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, were recognized in other comprehensive income (loss) (“OCI”). As of June 30, 2025, the Company expects
$7.0 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next six months through the instrument’s expiration date. See Note 15, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.
The location and gains (losses) on derivatives are reported in the Consolidated Statements of Income as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Caption	2025	2024	2025	2024
Change in the fair value of the Deal-Contingent Forward	General and administrative	$—	$(2,050)	$—	$(4,532)
Total impact of derivatives not designated as hedging instruments		$—	$(2,050)	$—	$(4,532)

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)	$(3,477)	$(3,477)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	3,980	6,507	7,933	13,051
Total impact of derivatives designated as hedging instruments		$2,241	$4,768	$4,456	$9,574
The location and fair value of derivatives designated as hedging instruments are reported on the Consolidated Balance
Sheets as follows:

	Balance Sheet Caption	June 30, 2025	December 31, 2024
Interest rate cap	Other current assets	$7,013	$13,936
See Note 12, Fair Value Measurements, for further information on the fair value of derivatives.
11.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the six months ended June 30, 2025, with the exception of Cash and cash equivalents of $39.5 million, Other current assets of $8.4 million, Deferred tax assets of $311.1 million, Accounts payable and accrued liabilities of $1.3 million, Other non-
current liabilities of $3.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $461.1 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2024,
Cash and cash equivalents of $27.2 million, Other current assets of $15.4 million, Deferred tax assets of $448.1 million,
Accounts payable and accrued liabilities of $0.9 million, Other non-current liabilities of $2.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $436.3 million on the Consolidated Balance Sheet were attributable solely to
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of June 30,
2025 and December 31, 2024, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $3,293.6 million and $3,275.1 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 6, Debt, for the carrying values of the Company’s debt.
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
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of June 30, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 4.4%, 6.9% to 26.1%, and 1.0% to 3.1%, respectively. As of December 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 5.4%, 6.8% to 18.7%, and
0.7% to 2.6%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 4.2% to 7.1%
and 5.0% to 6.6% as of June 30, 2025 and December 31, 2024, respectively.

Each period, the Company revalues the contingent consideration and contingently returnable consideration associated with certain prior acquisitions to their fair value and records the related changes of the fair value in Change in contingent consideration on the Consolidated Statements of Income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$7,013	$—	$—	$13,936	$—
Contingently returnable consideration	—	—	5,340	—	—	5,483
Liabilities
Contingent consideration	—	—	114,627	—	—	129,059
Total assets and liabilities measured at fair value	$—	$7,013	$119,967	$—	$13,936	$134,542
Contingently returnable consideration of $2.4 million and $1.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. Contingently returnable consideration of $2.9 million and $4.2 million was recorded in Other non-current assets on the Consolidated Balance
Sheets as of June 30, 2025 and December 31, 2024, respectively. Contingent consideration of $22.7 million and $48.2 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of June 30, 2025
and December 31, 2024, respectively. Contingent consideration of $91.9 million and $80.9 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Assets
Balance at beginning of period	$5,110	$—	$5,483	$—
Newly established assets due to acquisitions	—	4,868	—	4,868
Total gains (losses) included in earnings	(77)	—	1,277	—
Total gains included in OCI	307	—	507	—
Settlements	—	—	(1,927)	—
Balance at end of period	$5,340	$4,868	$5,340	$4,868
Liabilities
Balance at beginning of period	$96,333	$46,198	$129,059	$41,902
Newly established liabilities due to acquisitions	24,428	—	45,558	—
Total (gains) losses included in earnings	819	4,157	(9,537)	7,510
Total losses included in OCI	21	—	21	—
Settlements	(5,507)	(5,384)	(49,007)	(5,384)
Acquisition measurement period adjustments	(1,467)	—	(1,467)	943
Balance at end of period	$114,627	$44,971	$114,627	$44,971
For the six months ended June 30, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the six months ended June 30, 2025, $19.4 million and $29.3 million of contingent consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the six months ended June 30, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent Forward is presented in the operating section of the Consolidated
Statements of Cash Flows.
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company’s aggregate coverage for E&O losses increased from $100.0 million to $150.0 million as of June 1, 2024. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $7.2 million and $4.9 million were recorded for outstanding matters as of June 30, 2025 and December 31, 2024, respectively.
Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $2.0 million and $0.6 million of E&O expense for the three months ended
June 30, 2025 and 2024, respectively, and $3.6 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
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
The Company recognized an estimated loss contingency related to the Replacement Costs of $0.7 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, within Accounts payable and accrued liabilities on the
Consolidated Balance Sheets. During the six months ended June 30, 2025, the Company collected $21.1 million from its
E&O insurance carriers related to the claim for the Replacement Costs. The Company has also obtained sufficient evidence that additional recoveries under the claim are probable. A loss recovery of $1.0 million and $20.2 million was recorded as of June 30, 2025 and December 31, 2024, respectively, in Other current assets on the Consolidated Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022 and no further expense related to this matter has been recognized since.
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
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.3 million due from Geneva Re under this agreement as of June 30, 2025 and December 31, 2024.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.4 million for the three months ended June 30, 2025 and 2024, and $0.8 million for the six months ended
June 30, 2025 and 2024. Receivables due from Geneva Re under this agreement were $0.8 million and $0.7 million as of
June 30, 2025 and December 31, 2024, respectively.

Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The
Company incurred expense of $2.7 million and $2.9 million during the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $5.2 million during the six months ended June 30, 2025 and 2024, respectively. As of
June 30, 2025 and December 31, 2024, the Company had prepaid expenses of $0.8 million and $5.2 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance
Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of aircraft of $0.1 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.8 million for the six months ended June 30, 2025 and
2024, respectively.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was 9.60% and 13.70% for the three months ended June 30,
2025 and 2024, respectively, and 36.30% and 13.70% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025, was lower than the 21% statutory rate primarily as result of the income attributable to the non-controlling interests. The effective tax rate for the six months ended June 30, 2025, was higher than the 21% statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of Velocity, which is described below, offset by the impact of the income attributable to the non-
controlling interests. The effective tax rate for the three and six months ended June 30, 2024, was lower than the 21%
statutory rate primarily as a result of the income attributable to the non-controlling interests.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2025, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $311.4 million and $448.3 million as of June 30, 2025 and December 31, 2024, respectively, on the Consolidated Balance Sheets. The decrease in the
Deferred tax assets during the six months ended June 30, 2025, was primarily the result of the CCR. As of June 30, 2025, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
Common Control Reorganization (CCR)
Subsequent to the acquisition of Velocity, which was acquired by a wholly owned subsidiary of Ryan Specialty Holdings,
Inc., the Company converted Velocity into an LLC (“Velocity LLC”) and transferred Velocity LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR, inclusive of impacts from the Velocity measurement period adjustment, resulted in a reduction of deferred tax assets in the Company’s basis difference in its investment in the LLC of $145.1 million and a non-cash deferred income tax expense of $48.0 million for the six months ended June 30, 2025. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $29.8 million to Non-controlling interests on the
Consolidated Statements of Stockholders’ Equity during the six months ended June 30, 2025.

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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $461.1 million related to these benefits on the Consolidated
Balance Sheets as of June 30, 2025. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	17,861	1,176	5,423	24,460
Accrued interest	—	—	356	356
Balance at June 30, 2025	$271,094	$84,591	$105,427	$461,112
During the six months ended June 30, 2025 and 2024, increases to the TRA liabilities of $24.5 million and $7.7 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the six months ended June 30, 2025 and 2024, increases to the TRA liabilities of $0.4 million and $0.3 million, respectively, due to accrued interest were recognized in
Other non-operating loss (income) on the Consolidated Statements of Income.
Other Comprehensive Income (Loss)
The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on interest rate cap	$(293)	$(543)	$(513)	$(2,031)
Gain on interest rate cap reclassified to earnings	409	806	943	1,616
Foreign currency translation adjustments	(3,660)	(327)	(6,644)	(183)
Change in share of equity method investments’ other comprehensive income (loss)	(272)	133	190	(400)

16.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)	—	—	(3,419)
Other comprehensive income (loss)	$(2,005)	$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)	10,151	(1,594)	7,450
Balance at March 31, 2025	$537	$5,471	$(1,536)	$4,472
Other comprehensive income before reclassifications	2,560	27,783	1,575	31,918
Amounts reclassified to earnings	(3,571)	—	—	(3,571)
Other comprehensive income (loss)	$(1,011)	$27,783	$1,575	$28,347
Less: Non-controlling interests	(682)	17,347	799	17,464
Balance at June 30, 2025	$208	$15,907	$(760)	$15,355

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss) [1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096
Other comprehensive income (loss) before reclassifications	3,840	2,309	(940)	5,209
Amounts reclassified to earnings	(5,700)	—	—	(5,700)
Other comprehensive income (loss)	$(1,860)	$2,309	$(940)	$(491)
Less: Non-controlling interests	(1,116)	1,382	(564)	(298)
Balance at June 30, 2024	$5,871	$1,501	$(1,469)	$5,903
1Change in share of equity method investments’ other comprehensive income (loss) on the Consolidated Statements of
Comprehensive Income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net commissions and fees	$840,857	$680,248	$1,516,985	$1,218,135
Fiduciary investment income	14,313	15,193	28,351	29,352
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487

Compensation-related expense[1]	453,414	383,960	850,842	713,982
General and administrative expense[2]	93,350	63,790	185,587	128,592
Other segment items[3]	45,557	49,266	92,241	103,836

Depreciation and amortization	72,556	32,814	140,180	62,882
Change in contingent consideration	(759)	1,243	(14,801)	1,178
Interest income	(1,482)	(5,392)	(4,585)	(13,387)
Interest expense	59,816	36,520	117,427	73,915
Income from equity method investments	(5,156)	(3,722)	(10,093)	(9,328)
Income tax expense	13,026	18,691	68,456	25,117
Other non-operating loss (income)	143	233	(234)	1,985
Net income	$124,705	$118,038	$120,316	$158,715
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
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The below table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$801,491	$664,541	$1,450,588	$1,201,706
Foreign	53,679	30,900	94,748	45,781
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
The Company did not have material revenue from operations in any individual foreign country for the three and six months ended June 30, 2025 or 2024. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
18.     Supplemental Financial Information
Interest Income
The Company earned interest income of $1.5 million and $5.4 million during the three months ended June 30, 2025 and
2024, respectively, and $4.6 million and $13.4 million during the six months ended June 30, 2025 and 2024, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the Consolidated
Statements of Income.

Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Six Months Ended June 30,
	2025	2024
Cash paid for:
Interest, net[1]	$95,414	$62,153
Income taxes, net of refunds	6,371	10,523
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$1,643	$415
Tax Receivable Agreement liabilities	24,460	7,691
Dividend Equivalents and Declared Distributions liabilities	1,662	3,307
Contingently returnable consideration	—	4,868
Contingent consideration liabilities	44,091	—
1 Interest paid is presented net of $7.9 million and $13.1 million of cash received in connection with the Company’s interest rate cap for the six months ended June 30, 2025 and 2024, respectively. See Note 10, Derivatives, for further information on the interest rate cap.
Equity Method Investment
On May 1, 2025, the Company acquired a 9.9% interest in Velocity Specialty Insurance Company (“VSIC”), an insurance carrier writing middle market and small to medium business risks in catastrophe exposed areas, for $16.6 million. The
Company accounts for its investment in VSIC under the equity method of accounting, as the Company has the ability to exercise significant influence over VSIC primarily through board representation.
19.     Subsequent Events
The Company has evaluated subsequent events through August 1, 2025, and has concluded that no events have occurred that require disclosure other than the events listed below.
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation, an MGA and surplus lines broker specializing in transportation insurance headquartered in Portage, Michigan, for approximately $70.0 million of cash consideration and $20.0 million of LLC Common Units, subject to customary purchase price adjustments.
The Company has not yet completed valuation of, or the purchase price allocation to, the acquired assets and assumed liabilities as of the date of this filing.
On July 31, 2025, the Company’s Board of Directors approved a quarterly cash dividend of $0.12 per share of outstanding
Class A common stock. The quarterly dividend will be payable on August 26, 2025, to shareholders of record of Class A common stock as of the close of business on August 12, 2025. Any future dividends will be subject to the approval of the
Company’s Board of Directors.

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
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and six months ended June 30, 2025 and 2024, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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
On May 16, 2025, the Company completed the acquisition of 360° Underwriting (“360”), an MGU specializing in commercial construction, based in Dublin and Galway, Ireland.
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation, an MGA and surplus lines broker specializing in transportation insurance headquartered in Portage, Michigan.
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
Although we believe this growth will continue, we recognize that the growth of the E&S market might not be linear as risks can and do shift between the E&S and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. In the second half of 2024 and through the first half of 2025, the E&S market experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created opportunities for retailers to place property coverage directly in the E&S market, and we believe the market dynamics exist for these factors to potentially continue through the end of 2025.
Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investments in Geneva Re through Ryan Investment Holdings, LLC and Velocity Specialty Insurance

Company (“VSIC”). We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.
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
Other Non-Operating Loss (Income)
For the six months ended June 30, 2025, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives and sublease income offset by TRA contractual interest and related charges. For the six months ended June 30, 2024, Other non-operating loss (income) consisted of expense related to fees associated with our term loan repricing and TRA contractual interest and related charges offset by sublease income.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2025	2024	$	%	2025	2024	$	%
Revenue
Net commissions and fees	$840,857	$680,248	$160,609	23.6%	$1,516,985	$1,218,135	$298,850	24.5%
Fiduciary investment income	14,313	15,193	(880)	(5.8)	28,351	29,352	(1,001)	(3.4)
Total revenue	$855,170	$695,441	$159,729	23.0%	$1,545,336	$1,247,487	$297,849	23.9%
Expenses
Compensation and benefits	485,272	414,049	71,223	17.2	915,561	787,576	127,985	16.3
General and administrative	107,049	82,967	24,082	29.0	213,109	158,834	54,275	34.2
Amortization	69,668	30,541	39,127	NM	134,653	58,529	76,124	NM
Depreciation	2,888	2,273	615	27.1	5,527	4,353	1,174	27.0
Change in contingent consideration	(759)	1,243	(2,002)	NM	(14,801)	1,178	(15,979)	NM
Total operating expenses	$664,118	$531,073	$133,045	25.1%	$1,254,049	$1,010,470	$243,579	24.1%
Operating income	$191,052	$164,368	$26,684	16.2%	$291,287	$237,017	$54,270	22.9%
Interest expense, net	58,334	31,128	27,206	87.4	112,842	60,528	52,314	86.4
(Income) from equity method investments	(5,156)	(3,722)	(1,434)	38.5	(10,093)	(9,328)	(765)	8.2
Other non-operating loss (income)	143	233	(90)	(38.6)	(234)	1,985	(2,219)	NM
Income before income taxes	$137,731	$136,729	$1,002	0.7%	$188,772	$183,832	$4,940	2.7%
Income tax expense	13,026	18,691	(5,665)	(30.3)	68,456	25,117	43,339	NM
Net income	$124,705	$118,038	$6,667	5.6%	$120,316	$158,715	$(38,399)	(24.2) %
GAAP financial measures
Total revenue	$855,170	$695,441	$159,729	23.0%	$1,545,336	$1,247,487	$297,849	23.9%
Net commissions and fees	840,857	680,248	160,609	23.6	1,516,985	1,218,135	298,850	24.5
Compensation and benefits	485,272	414,049	71,223	17.2	915,561	787,576	127,985	16.3
General and administrative	107,049	82,967	24,082	29.0	213,109	158,834	54,275	34.2
Net income	124,705	118,038	6,667	5.6	120,316	158,715	(38,399)	(24.2)
Compensation and benefits expense ratio (1)	56.7%	59.5%			59.2%	63.1%
General and administrative expense ratio (2)	12.5%	11.9%			13.8%	12.7%
Net income margin (3)	14.6%	17.0%			7.8%	12.7%
Earnings per share (4)	$0.41	$0.38			$0.19	$0.52
Diluted earnings per share (4)	$0.38	$0.37			$0.18	$0.49
Non-GAAP financial measures*
Organic revenue growth rate	7.1%	14.2%			9.6%	14.0%
Adjusted compensation and benefits expense	$453,414	$383,960	$69,454	18.1%	$850,842	$713,982	$136,860	19.2%
Adjusted compensation and benefits expense ratio	53.0%	55.2%			55.1%	57.2%
Adjusted general and administrative expense	$93,350	$63,790	$29,560	46.3%	$185,587	$128,592	$56,995	44.3%
Adjusted general and administrative expense ratio	10.9%	9.2%			12.0%	10.3%
Adjusted EBITDAC	$308,406	$247,691	$60,715	24.5%	$508,907	$404,913	$103,994	25.7%
Adjusted EBITDAC margin	36.1%	35.6%			32.9%	32.5%
Adjusted net income	$184,682	$160,554	$24,128	15.0%	$292,521	$255,971	$36,550	14.3%
Adjusted net income margin	21.6%	23.1%			18.9%	20.5%
Adjusted diluted earnings per share	$0.66	$0.58	$0.08	13.8%	$1.05	$0.93	$0.12	12.9%
NM represents “Not Meaningful.”
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.

(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 9, Earnings Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.
*These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $159.7 million, or 23.0%, from $695.4 million to $855.2 million for the three months ended
June 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$89.0 million, or 12.8%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Acquisition revenue was offset by a $0.4 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$48.4 million, or 7.0%, of the period-over-period change in Total revenue was due to organic revenue growth.
Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. We experienced growth across the majority of our casualty lines, offset by a moderate pullback across our property portfolio. A modest decline in our property portfolio revenue was driven by a continued decline in rates and retailers realizing additional opportunity to place coverage directly in the E&S market. This decline was partially offset by new business generation. Growth in the quarter was balanced across our three Specialties, driven by an increase in the flow of risks into the E&S market;
•$23.2 million, or 3.3%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $0.9 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Three Months Ended June 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$477,165	56.7%	$444,129	65.3%	$33,036	7.4%
Binding Authorities	94,524	11.2	80,630	11.8	13,894	17.2
Underwriting Management	269,168	32.1	155,489	22.9	113,679	73.1
Total Net commissions and fees	$840,857		$680,248		$160,609	23.6%

Wholesale Brokerage net commissions and fees increased by $33.0 million, or 7.4%, period-over-period, primarily due to organic growth within the Specialty for the quarter as well as an increase in contingent commissions.
Binding Authority net commissions and fees increased by $13.9 million, or 17.2%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as an increase in contingent commissions.
Underwriting Management net commissions and fees increased by $113.7 million, or 73.1%, period-over-period, primarily due to organic growth within the Specialty for the quarter, contributions from the Castel, US Assure, Greenhill, Ethos
P&C, EverSports, Geo, Innovisk, Velocity, 360, and USQ acquisitions, and an increase in contingent commissions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended June 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$787,074	93.6%	$656,938	96.6%	$130,136	19.8%
Supplemental and contingent commissions	35,630	4.2	8,927	1.3	26,703	299.1
Loss mitigation and other fees	18,153	2.2	14,383	2.1	3,770	26.2
Total Net commissions and fees	$840,857		$680,248		$160,609	23.6%
Net commissions and policy fees grew 19.8%, in line with the overall net commissions and fee revenue growth of 23.6%, for the three months ended June 30, 2025, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 299.1% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 26.2% period-over-period primarily due to increased capital markets activity and captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $71.2 million, or 17.2%, from $414.0 million to $485.3 million for the three months ended June 30, 2025, compared to the same period in 2024. The following were the principal drivers of this increase:
•Commissions increased $19.9 million, or 9.6%, period-over-period, driven by the 7.4% increase in Wholesale
Brokerage and 17.2% increase in Binding Authority Net commissions and fees;
•An increase of $6.8 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions; and
•The remaining increase of $48.3 million was driven by (i) the addition of 1,103 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,692 full-time employees as of June 30, 2025, from 4,589 as of June 30, 2024.
•The increase was partially offset by a $3.8 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
2.8% from 59.5% to 56.7% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $24.1 million, or 29.0%, from $83.0 million to $107.0 million for the three months ended June 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$18.0 million of increased professional services and IT charges associated with ongoing technology and data initiatives; and
•$10.3 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange.
•The increase was partially offset by a $4.2 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.6% from 11.9% to 12.5% period-over-period.
Amortization
Amortization expense increased by $39.1 million from $30.5 million to $69.7 million for the three months ended June 30,
2025, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $962.9 million period-over-period.
Interest Expense, Net
Interest expense, net increased $27.2 million, or 87.4%, from $31.1 million to $58.3 million for the three months ended
June 30, 2025, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended June 30, 2025, was an increase in debt from recent acquisition activity. For the three months ended
June 30, 2025, the reduction to Interest expense, net related to our interest rate cap was $2.2 million. For the three months ended June 30, 2025 and 2024, the reduction to Interest expense, net related to interest income earned on operating cash balances was $1.5 million and $5.3 million, respectively.
Other Non-Operating Loss (Income)
Other non-operating loss (income) decreased by $0.1 million to a loss of $0.1 million for the three months ended June 30,
2025, as compared to a loss of $0.2 million in the same period in the prior year. For the three months ended June 30, 2025,
Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the three months ended June 30, 2024, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $1.0 million from $136.7 million to $137.7 million for the three months ended
June 30, 2025, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense decreased $5.7 million from $18.7 million to $13.0 million for the three months ended June 30, 2025, compared to the same period in the prior year primarily as a result of a $3.6 million increase in the discrete benefit from an increase in vested equity compensation period-over-period as well as a reduction in our foreign source book income.
Net Income
Net income increased $6.7 million from $118.0 million to $124.7 million for the three months ended June 30, 2025, compared to the same period in the prior year as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $297.8 million, or 23.9%, from $1,247.5 million to $1,545.3 million for the six months ended
June 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$155.7 million, or 12.5%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Acquisition revenue was offset by a $0.8 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$114.2 million, or 9.2%, of the period-over-period change in Total revenue was due to organic revenue growth.
Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing E&S market and winning new business from competitors. We experienced growth across the majority of our casualty lines, offset by a moderate pullback across our property portfolio. A modest decline in our property portfolio revenue was driven by a continued decline in rates and retailers realizing additional opportunity to place coverage directly in the E&S market. This decline was partially offset by new business generation. Growth in the quarter was balanced across our three Specialties, driven by an increase in the flow of risks into the E&S market;
•$28.9 million, or 2.3%, of the period-over-period change in Total revenue was due to changes in contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $1.0 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior-year period.

	Six Months Ended June 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$837,953	55.2%	$767,574	63.0%	$70,379	9.2%
Binding Authorities	196,474	13.0	169,265	13.9	27,209	16.1
Underwriting Management	482,558	31.8	281,296	23.1	201,262	71.5
Total Net commissions and fees	$1,516,985		$1,218,135		$298,850	24.5%

Wholesale Brokerage net commissions and fees increased by $70.4 million, or 9.2%, period-over-period, primarily due to organic growth within the Specialty for the period as well as an increase in contingent commissions.
Binding Authority net commissions and fees increased by $27.2 million, or 16.1%, period-over-period, primarily due to strong organic growth within the Specialty for the period as well as an increase in contingent commissions.
Underwriting Management net commissions and fees increased by $201.3 million, or 71.5%, period-over-period, primarily due to organic growth within the Specialty for the period, contributions from the Castel, US Assure, Greenhill, Ethos P&C,
EverSports, Geo, Innovisk, Velocity, 360, and USQ acquisitions, and an increase in contingent commissions.

The following table sets forth our revenue by type of commission and fees:

	Six Months Ended June 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$1,411,040	93.0%	$1,151,442	94.5%	$259,598	22.5%
Supplemental and contingent commissions	73,403	4.8	38,200	3.1	35,203	92.2
Loss mitigation and other fees	32,542	2.2	28,492	2.4	4,050	14.2
Total Net commissions and fees	$1,516,985		$1,218,135		$298,850	24.5%
Net commissions and policy fees grew 22.5%, in line with the overall net commissions and fee revenue growth of 24.5%, for the six months ended June 30, 2025, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex E&S products as well as the inflow of risks from the Admitted market into the E&S market and an increase in the premium rate for risks placed, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 92.2% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 14.2% period-over-period primarily due to increased capital markets activity and captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $128.0 million, or 16.3%, from $787.6 million to $915.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The following were the principal drivers of this increase:
•Commissions increased $40.5 million, or 11.0%, period-over-period, driven by the 9.2% increase in
Wholesale Brokerage and 16.1% increase in Binding Authority Net commissions and fees;
•An increase of $20.0 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions; and
•The remaining increase of $97.5 million was driven by (i) the addition of 1,103 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,692 full-time employees as of June 30, 2025, from 4,589 as of June 30, 2024.
•The increase was partially offset by a $30.0 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
3.9% from 63.1% to 59.2% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $54.3 million, or 34.2%, from $158.8 million to $213.1 million for the six months ended June 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$33.8 million of increased professional services and IT charges associated with ongoing technology and data initiatives;
•$23.2 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange; and
•$4.3 million was driven by an increase in Acquisition-related expense associated with one-time diligence, transaction-related, and integration costs.
•The increase was partially offset by a $7.0 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.1% from 12.7% to 13.8% period-over-period.
Amortization
Amortization expense increased by $76.1 million from $58.5 million to $134.7 million for the six months ended June 30,
2025, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $962.9 million period-over-period.
Interest Expense, Net
Interest expense, net increased $52.3 million, or 86.4%, from $60.5 million to $112.8 million for the six months ended
June 30, 2025, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the six months ended June 30, 2025, was an increase in debt from recent acquisition activity. For the six months ended
June 30, 2025, the reduction to Interest expense, net related to our interest rate cap was $4.5 million. For the six months ended June 30, 2025 and 2024, the reduction to Interest expense, net related to interest income earned on operating cash balances was $4.6 million and $13.4 million, respectively.
Other Non-Operating Loss (Income)
Other non-operating loss (income) increased by $2.2 million to income of $0.2 million for the six months ended June 30,
2025, as compared to a loss of $2.0 million in the same period in the prior year. For the six months ended June 30, 2025,
Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.3 million of sublease income offset by $0.4 million of TRA contractual interest and related charges. For the six months ended June 30, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing and $0.4 million of TRA contractual interest and related charges offset by $0.3 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $4.9 million from $183.8 million to $188.8 million for the six months ended
June 30, 2025, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense increased $43.3 million from $25.1 million to $68.5 million for the six months ended June 30, 2025, compared to the same period in the prior year primarily as a result of $48.0 million of income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025 as well as an increase in pre-tax book income.
Net Income
Net income decreased $38.4 million from $158.7 million to $120.3 million for the six months ended June 30, 2025, compared to the same period in the prior year as a result of the factors described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Current period Net commissions and fees revenue	$840,857	$680,248	$1,516,985	$1,218,135
Less: Current period contingent commissions	(27,392)	(5,396)	(57,854)	(29,899)
Less: Revenue attributable to sold businesses	(144)	—	(290)	—
Net commissions and fees revenue excluding contingent commissions	$813,321	$674,852	$1,458,841	$1,188,236

Prior period Net commissions and fees revenue	$680,248	$573,020	$1,218,135	$1,020,533
Less: Prior year contingent commissions	(5,396)	(4,502)	(29,899)	(26,136)
Less: Revenue attributable to sold businesses	(581)	—	(1,120)	—
Prior period Net commissions and fees revenue excluding contingent commissions	$674,270	$568,518	$1,187,116	$994,396

Change in Net commissions and fees revenue excluding contingent commissions	$139,051	$106,334	$271,725	$193,840
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(89,419)	(25,735)	(156,597)	(54,274)
Impact of change in foreign exchange rates	(1,203)	(64)	(952)	(426)
Organic revenue growth (Non-GAAP)	$48,429	$80,535	$114,176	$139,140

Net commissions and fees revenue growth rate (GAAP)	23.6%	18.7%	24.5%	19.4%
Less: Impact of contingent commissions (1)	(3.0)	0.0	(1.6)	0.1
Net commissions and fees revenue excluding contingent commissions growth rate (2)	20.6%	18.7%	22.9%	19.5%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(13.3)	(4.5)	(13.2)	(5.5)
Impact of change in foreign exchange rates (4)	(0.2)	0.0	(0.1)	0.0
Organic Revenue Growth Rate (Non-GAAP)	7.1%	14.2%	9.6%	14.0%

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
A reconciliation of Adjusted compensation and benefits expense and Adjusted compensation and benefits expense ratio to
Compensation and benefits expense and Compensation and benefits expense ratio, the most directly comparable GAAP measures, for each of the periods indicated, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
Compensation and benefits expense	$485,272	$414,049	$915,561	$787,576
Acquisition-related expense	(1,484)	(1,160)	(4,963)	(1,386)
Acquisition related long-term incentive compensation	(9,321)	(2,891)	(17,652)	(1,264)
Restructuring and related expense	—	(3,799)	—	(29,983)
Amortization and expense related to discontinued prepaid incentives	(1,128)	(1,344)	(2,306)	(2,756)
Equity-based compensation	(14,853)	(12,756)	(29,422)	(22,271)
Initial public offering related expense	(5,072)	(8,139)	(10,376)	(15,934)
Adjusted compensation and benefits expense (1)	$453,414	$383,960	$850,842	$713,982
Compensation and benefits expense ratio	56.7%	59.5%	59.2%	63.1%
Adjusted compensation and benefits expense ratio	53.0%	55.2%	55.1%	57.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
General and administrative expense	$107,049	$82,967	$213,109	$158,834
Acquisition-related expense	(13,699)	(15,008)	(27,522)	(23,219)
Restructuring and related expense	—	(4,169)	—	(7,023)
Adjusted general and administrative expense (1)	$93,350	$63,790	$185,587	$128,592
General and administrative expense ratio	12.5%	11.9%	13.8%	12.7%
Adjusted general and administrative expense ratio	10.9%	9.2%	12.0%	10.3%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related expense included a $2.0 million charge for the three months ended June 30, 2024, and a $4.5 million charge for the six months ended June 30, 2024, related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be met in order to be earned. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program, which concluded at the end of 2024. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended June 30, 2025, Other non-operating loss
(income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the three months ended June 30, 2024, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the six months ended June 30, 2025,
Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.3 million of sublease income offset by $0.4 million of TRA contractual interest and related charges. For the six months ended June 30, 2024, Other non-operating loss (income) consisted of $1.9 million of expense related to fees associated with our term loan repricing and $0.4 million of TRA contractual interest and related charges offset by $0.3 million of sublease income. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
Net income	$124,705	$118,038	$120,316	$158,715
Interest expense, net	58,334	31,128	112,842	60,528
Income tax expense	13,026	18,691	68,456	25,117
Depreciation	2,888	2,273	5,527	4,353
Amortization	69,668	30,541	134,653	58,529
Change in contingent consideration (1)	(759)	1,243	(14,801)	1,178
EBITDAC	$267,862	$201,914	$426,993	$308,420
Acquisition-related expense	15,183	16,168	32,485	24,605
Acquisition related long-term incentive compensation	9,321	2,891	17,652	1,264
Restructuring and related expense	—	7,968	—	37,006
Amortization and expense related to discontinued prepaid incentives	1,128	1,344	2,306	2,756
Other non-operating loss (income)	143	233	(234)	1,985
Equity-based compensation	14,853	12,756	29,422	22,271
IPO related expenses	5,072	8,139	10,376	15,934
(Income) from equity method investments	(5,156)	(3,722)	(10,093)	(9,328)
Adjusted EBITDAC	$308,406	$247,691	$508,907	$404,913
Net income margin	14.6%	17.0%	7.8%	12.7%
Adjusted EBITDAC margin	36.1%	35.6%	32.9%	32.5%
(1)For the six months ended June 30, 2025, Change in contingent consideration included a $20.3 million decrease in valuation of the US Assure contingent consideration as a result of increased loss ratios impacting projected profit commissions and business performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$855,170	$695,441	$1,545,336	$1,247,487
Net income	$124,705	$118,038	$120,316	$158,715
Income tax expense	13,026	18,691	68,456	25,117
Amortization	69,668	30,541	134,653	58,529
Amortization of deferred debt issuance costs (1)	2,386	3,027	4,760	6,436
Change in contingent consideration	(759)	1,243	(14,801)	1,178
Acquisition-related expense	15,183	16,168	32,485	24,605
Acquisition related long-term incentive compensation	9,321	2,891	17,652	1,264
Restructuring and related expense	—	7,968	—	37,006
Amortization and expense related to discontinued prepaid incentives	1,128	1,344	2,306	2,756
Other non-operating loss (income)	143	233	(234)	1,985
Equity-based compensation	14,853	12,756	29,422	22,271
IPO related expenses	5,072	8,139	10,376	15,934
(Income) from equity method investments	(5,156)	(3,722)	(10,093)	(9,328)
Adjusted income before income taxes (2)	$249,570	$217,317	$395,298	$346,468
Adjusted income tax expense (3)	(64,888)	(56,763)	(102,777)	(90,497)
Adjusted net income	$184,682	$160,554	$292,521	$255,971
Net income margin	14.6%	17.0%	7.8%	12.7%
Adjusted net income margin	21.6%	23.1%	18.9%	20.5%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and six months ended June 30, 2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC. For the three and six months ended June 30, 2024, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100%
of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share of Class A common stock – diluted	$0.38	$0.37	$0.18	$0.49
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.19)	(0.20)	—	(0.26)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.26	0.27	0.26	0.36
Plus: Adjustments to Adjusted net income (3)	0.22	0.15	0.63	0.36
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	(0.02)	(0.02)
Adjusted diluted earnings per share	$0.66	$0.58	$1.05	$0.93

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	274,145	271,219	138,167	270,570
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	—	135,804	—
Plus: Dilutive impact of unvested equity awards (4)	5,275	4,446	5,422	4,821
Adjusted diluted earnings per share diluted share count	279,420	275,665	279,393	275,391
(1)Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at
Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended June 30, 2025 and 2024, this removes $52.4 million and $52.2 million of Net income, respectively, on 274.1 million and 271.2 million Weighted-
average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2025 and 2024, this removes $1.1 million and $69.9 million of Net income, respectively on 138.2 million and 270.6 million
Weighted average shares of Class A common stock outstanding - diluted, respectively. See “Note 9, Earnings Per
Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the three months ended June 30, 2025 and 2024, this includes $72.7 million and $71.3 million of Net income, respectively, on 274.1 million and 271.2 million Weighted-average shares of Class A common stock outstanding -
diluted, respectively. For the six months ended June 30, 2025 and 2024, this includes $96.0 million and $95.4 million of
Net income, respectively, on 274.0 million and 270.6 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2025, 135.8 million weighted average outstanding
LLC Common Units were considered dilutive and included in the 274.0 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 9, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 274.1 million and 271.2 million Weighted-
average shares of Class A common stock outstanding - diluted for the three months ended June 30, 2025 and 2024, respectively, and 274.0 million and 270.6 million Weighted-average shares of Class A common stock outstanding -
diluted for the six months ended June 30, 2025 and 2024, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards as well as outstanding vested options and vested Class C Incentive Units is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was
$0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 9, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended June 30, 2025 and 2024, 5.3 million and 4.4 million shares were added to the calculation, respectively.
For the six months ended June 30, 2025 and 2024, 5.4 million and 4.8 million shares were added to the calculation, respectively.

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
The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,346.2 million and $1,131.7 million as of June 30, 2025 and 2024, respectively, and fiduciary receivables of $3,128.7 million and $2,919.4 million as of June 30, 2025 and 2024, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $172.6 million of Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2025, $90.2 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
As of June 30, 2025, the interest rate on the Term Loan was 2.25% plus Adjusted Term SOFR.
As of June 30, 2025, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the six months ended June 30, 2025.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of June 30, 2025, will be $461.1 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA
(e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	17,861	1,176	5,423	24,460
Accrued interest	—	—	356	356
Balance at June 30, 2025	$271,094	$84,591	$105,427	$461,112

Total expected estimated tax savings from each of the tax attributes associated with the TRA as of June 30, 2025, were
$542.5 million consisting of (i) Exchange Tax Attributes of $318.9 million, (ii) Pre-IPO M&A Tax Attributes of $99.5 million, and (iii) TRA Payment Tax Attributes of $124.0 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Six Months Ended June 30, 2025 and 2024
Cash and cash equivalents decreased $439.8 million from $612.4 million at June 30, 2024, to $172.6 million at June 30,
2025. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025, were $210.8 million, an increase of
$56.5 million compared to the six months ended June 30, 2024. This increase in cash flows provided by operating activities was driven by an increase of $48.0 million in Deferred income tax expense from the CCR associated with the Velocity acquisition, an increase of $76.1 million in Amortization associated with recent acquisitions, and an increase of $17.1 million in Prepaid and deferred compensation expense. These increases in cash flows from operating activities were offset by a decrease in Net income of $38.4 million, and an increase in Commissions and fees receivable - net of $18.8 million.
Cash Flows From Investing Activities
Cash flows used for investing activities during the six months ended June 30, 2025, were $619.0 million, an increase of
$382.3 million compared to the $236.7 million of cash flows used for investing activities during the six months ended
June 30, 2024. The main driver of the cash flows used for investing activities in the six months ended June 30, 2025, was
$565.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity, $36.5 million of
Capital expenditures, and a $16.6 million Equity method investment in VSIC, compared to $214.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $22.6 million of Capital expenditures for the six months ended June 30, 2024.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the six months ended June 30, 2025, were $234.4 million, an increase of
$162.2 million compared to cash flows provided by financing activities of $72.2 million during the six months ended
June 30, 2024. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2025, were Borrowings on Revolving Credit Facility (net of repayments) of $187.7 million and a Net change in fiduciary liabilities of $166.3 million. These increases were offset by Tax distributions to non-controlling LLC Unitholders of $34.8 million, Class A common stock dividends and Dividend Equivalents paid of $30.5 million, Payment of contingent consideration of $29.3 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $13.6 million, Repayment of term debt of $8.5 million, and Debt issuance costs paid of $2.9 million. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2024 were Net change in fiduciary liabilities of
$191.4 million offset by Class A common stock dividends and Dividend Equivalents paid of $53.0 million, Tax distributions to non-controlling LLC Unitholders of $44.6 million, Distributions and Declared Distributions paid to non-
controlling LLC Unitholders of $11.3 million, Repayment of term debt of $8.3 million, and Payment of accrued return on
Ryan Re preferred units of $2.0 million.

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
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of June 30, 2025, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	June 30, 2025
Current accrued compensation	$7,049
Non-current accrued compensation	25,319
Total liability	$32,368
Projected future expense	35,510
Total projected future cash outflows	$67,878

Projected Future Cash Outflows
(in thousands)
2025	$6,126
2026	10,301
2027	12,979
2028	35,591
Thereafter	$2,882
Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
June 30, 2025, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	June 30, 2025
Current accounts payable and accrued liabilities	$22,703
Other non-current liabilities	91,924
Total liability	$114,627
Projected future expense	13,842
Total projected future cash outflows	$128,469

Projected Future Cash Outflows
(in thousands)
2025	$268
2026	35,988
2027	80,364
2028	5,896
Thereafter	$5,954

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
Foreign Currency Risk
For the six months ended June 30, 2025, approximately 6% of revenues were generated from activities in the United
Kingdom, Europe, Canada, India, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Danish Krone, Canadian Dollar, Singapore Dollar,
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of June 30, 2025, we had $1,691.5 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of June 30, 2025 and
December 31, 2024, as determined based upon information available.
On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of June 30, 2025, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at June 30, 2025	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$172,589	$(1,726)	$1,726
Term Loan principal outstanding (1)	1,691,500	16,915	(16,915)
Interest rate cap notional amount (2)	1,000,000	(10,000)	10,000
Net exposure to Interest expense, net		$5,189	$(5,189)

Cash and cash equivalents held in a fiduciary capacity	$1,346,173	$13,462	$(13,462)
Net exposure to Fiduciary investment income		$13,462	$(13,462)

Impact to Net income		$8,273	$(8,273)
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER
PURCHASES OF EQUITY SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ryan Specialty Holdings, Inc., dated May 30, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 4, 2025).

3.2	Amended and Restated Bylaws of Ryan Specialty Holdings, Inc., dated May 30, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 4, 2025).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: July 31, 2025	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)