Form 10-Q
period 2025-09-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2025-10-31
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On October 27, 2025, the Registrant had 263,810,660 shares of common stock outstanding, consisting of 128,776,025 shares of Class A common stock,
$0.001 par value, and 135,034,635 shares of Class B common stock, $0.001 par value.

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
•“we,” “us,” “our,” the “Company,” “Ryan Specialty,” and similar references refer: (i) Following the consummation of the Organizational Transactions, including our IPO, to Ryan Specialty Holdings, Inc. and, unless otherwise stated, all of its subsidiaries, including the LLC, and (ii) prior to the completion of the
Organizational Transactions, including our IPO, to the LLC and, unless otherwise stated, all of its subsidiaries.
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
•“Exchange Act”: Securities Exchange Act of 1934, as amended.
•“IPO”: Initial public offering.
•“LLC”: Ryan Specialty, LLC, together with its parent New LLC and their subsidiaries.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Net commissions and fees	$739,552	$588,129	$2,256,537	$1,806,264
Fiduciary investment income	15,025	16,565	43,376	45,917
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
EXPENSES
Compensation and benefits	440,434	393,249	1,355,995	1,180,825
General and administrative	117,589	88,684	330,698	247,518
Amortization	70,188	39,182	204,841	97,711
Depreciation	3,607	2,467	9,134	6,820
Change in contingent consideration	11,968	(365)	(2,833)	813
Total operating expenses	$643,786	$523,217	$1,897,835	$1,533,687
OPERATING INCOME	$110,791	$81,477	$402,078	$318,494
Interest expense, net	56,344	49,388	169,186	109,916
Income from equity method investments	(4,957)	(4,182)	(15,050)	(13,510)
Other non-operating loss (income)	(402)	16,590	(636)	18,575
INCOME BEFORE INCOME TAXES	$59,806	$19,681	$248,578	$203,513
Income tax expense (benefit)	(2,797)	(8,962)	65,659	16,155
NET INCOME	$62,603	$28,643	$182,919	$187,358
Net income attributable to non-controlling interests, net of tax	31,518	11,054	127,500	106,447
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$31,085	$17,589	$55,419	$80,911
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.24	$0.15	$0.44	$0.67
Diluted	$0.20	$0.09	$0.41	$0.59
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	127,940,211	121,915,952	126,623,069	119,383,234
Diluted	273,461,634	272,686,269	138,089,880	271,283,392
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$62,603	$28,643	$182,919	$187,358
Net income attributable to non-controlling interests, net of tax	31,518	11,054	127,500	106,447
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$31,085	$17,589	$55,419	$80,911
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap	676	(2,891)	2,135	2,853
Gain on interest rate cap reclassified to earnings	(1,458)	(2,441)	(4,144)	(7,011)
Foreign currency translation adjustments	(3,736)	6,658	15,181	7,177
Change in share of equity method investments’ other comprehensive income (loss)	239	(149)	(300)	985
Total other comprehensive income (loss), net of tax	$(4,279)	$1,177	$12,872	$4,004
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$26,806	$18,766	$68,291	$84,915
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,485	$540,203
Commissions and fees receivable – net	439,796	389,758
Fiduciary cash and receivables	3,747,095	3,739,727
Prepaid incentives – net	10,112	9,219
Other current assets	96,353	109,951
Total current assets	$4,446,841	$4,788,858
NON-CURRENT ASSETS
Goodwill	3,129,889	2,646,676
Customer relationships	1,508,880	1,392,048
Other intangible assets	110,978	83,674
Prepaid incentives – net	16,809	17,442
Equity method investments	101,845	70,877
Property and equipment – net	69,790	50,209
Lease right-of-use assets	134,513	133,256
Deferred tax assets	318,076	448,289
Other non-current assets	14,237	18,589
Total non-current assets	$5,405,017	$4,861,060
TOTAL ASSETS	$9,851,858	$9,649,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$257,493	$249,200
Accrued compensation	360,614	486,322
Operating lease liabilities	24,565	22,107
Tax Receivable Agreement liabilities	25,320	—
Short-term debt and current portion of long-term debt	41,814	51,732
Fiduciary liabilities	3,747,095	3,739,727
Total current liabilities	$4,456,901	$4,549,088
NON-CURRENT LIABILITIES
Accrued compensation	75,881	49,362
Operating lease liabilities	159,263	159,231
Long-term debt	3,349,380	3,231,128
Tax Receivable Agreement liabilities	447,904	436,296
Deferred tax liabilities	37,718	39,922
Other non-current liabilities	92,940	86,606
Total non-current liabilities	$4,163,086	$4,002,545
TOTAL LIABILITIES	$8,619,987	$8,551,633
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 128,703,235 and 125,411,089 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	129	125
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 135,082,847 and 136,456,313 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	135	136
Class X common stock ($0.001 par value; 0 shares authorized, issued, and outstanding at September 30, 2025; 10,000,000 shares authorized, 640,784 shares issued and 0 shares outstanding at December 31, 2024)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Additional paid-in capital	490,284	506,258
Retained earnings	128,849	122,939
Accumulated other comprehensive income (loss)	11,076	(1,796)
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$630,473	$627,662
Non-controlling interests	601,398	470,623
Total stockholders’ equity	$1,231,871	$1,098,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,851,858	$9,649,918
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$182,919	$187,358
Adjustments to reconcile net income to cash flows provided by operating activities:
Income from equity method investments	(15,050)	(13,510)
Amortization	204,841	97,711
Depreciation	9,134	6,820
Prepaid and deferred compensation expense	33,613	25,220
Non-cash equity-based compensation	50,988	61,664
Amortization of deferred debt issuance costs	7,157	21,838
Amortization of interest rate cap premium	5,216	5,216
Deferred income tax expense (benefit)	11,472	(1,959)
Deferred income tax expense from common control reorganization	47,978	—
Loss on Tax Receivable Agreement	783	646
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(6,392)	21,514
Accrued interest liability	(12,489)	2,260
Other current and non-current assets	19,520	(12,826)
Other current and non-current accrued liabilities	(159,269)	(146,724)
Total cash flows provided by operating activities	$380,421	$255,228
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(636,925)	(1,256,732)
Capital expenditures	(50,678)	(29,705)
Equity method investment in VSIC	(16,561)	—
Asset acquisitions	(3,014)	—
Total cash flows used in investing activities	$(707,178)	$(1,286,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Notes	—	595,200
Borrowings on Revolving Credit Facility	1,114,872	850,000
Repayments on Revolving Credit Facility	(990,857)	(850,000)
Debt issuance costs paid	(2,889)	(16,771)
Proceeds from term debt	—	107,625
Repayment of term debt	(12,750)	(8,250)
Receipt of contingently returnable consideration	1,927	—
Payment of contingent consideration	(29,252)	—
Tax distributions to non-controlling LLC Unitholders	(45,695)	(65,833)
Receipt of taxes related to net share settlement of equity awards	35,174	26,502
Taxes paid related to net share settlement of equity awards	(36,051)	(18,516)
Class A common stock dividends and Dividend Equivalents paid	(46,825)	(66,507)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(20,428)	(16,754)
Payment of accrued return on Ryan Re preferred units	(249)	(2,047)
Net change in fiduciary liabilities	38,341	90,700
Total cash flows provided by financing activities	$5,318	$625,349
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	14,507	5,641
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(306,932)	$(400,219)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,680,805	1,756,332
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,373,873	$1,356,113
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$153,485	$235,199
Cash and cash equivalents held in a fiduciary capacity	1,220,388	1,120,914
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,373,873	$1,356,113
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313
Net income	—	—	—	—	—	51,976	—	72,729	124,705
Issuance of common stock	432,507	—	1,437	—	—	—	—	—	—
Forfeiture of common stock	(1,233)	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	643,992	1	(550,817)	(1)	1,112	—	—	(1,112)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(214)	—	—	(450)	(664)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,962)	—	—	(15,962)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,907)	(6,907)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	1,297	—	—	—	1,297
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(25,905)	(25,905)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	776	799	1,575
Loss on interest rate cap, net	—	—	—	—	—	—	(329)	(682)	(1,011)
Foreign currency translation adjustments	—	—	—	—	—	—	10,436	17,347	27,783
Equity-based compensation	—	—	—	—	18,476	—	—	1,449	19,925
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149
Net income	—	—	—	—	—	31,085	—	31,518	62,603
Issuance of common stock	942,471	1	318,474	1	9,576	—	—	10,829	20,407
Forfeiture and retirement of common stock	(31,803)	—	—	—	1,331	(1,463)	—	—	(132)
Exchange of LLC equity for common stock	684,412	1	(643,896)	(1)	1,316	—	—	(1,316)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(151)	(151)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(16,125)	—	—	(16,125)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,893)	(6,893)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(1,676)	—	—	—	(1,676)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(9,070)	(9,070)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	239	341	580
Loss on interest rate cap, net	—	—	—	—	—	—	(782)	(1,113)	(1,895)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,736)	(5,380)	(9,116)
Equity-based compensation	—	—	—	—	620	—	—	10,570	11,190
Balance at September 30, 2025	128,703,235	$129	135,082,847	$135	$490,284	$128,849	$11,076	$601,398	$1,231,871	$—
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	16,535	—	24,142	40,677
Issuance of common stock	9,449	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	134,959	—	(134,959)	—	240	—	—	(240)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(42,418)	—	—	(42,418)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,766)	(5,766)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(78)	—	—	—	(78)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,177)	(22,177)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	1,510	2,270	3,780
Gain on interest rate cap, net	—	—	—	—	—	—	1,918	2,887	4,805
Foreign currency translation adjustments	—	—	—	—	—	—	(408)	(616)	(1,024)
Equity-based compensation	—	—	—	—	17,297	—	—	13	17,310
Balance at March 31, 2024	118,737,470	$119	141,486,229	$142	$459,456	$88,537	$6,096	$420,403	$974,753
Net income	—	—	—	—	—	46,787	—	71,251	118,038
Issuance of common stock	270,510	—	8,992	—	989	—	—	1,179	2,168
Exchange of LLC equity for common stock	331,150	—	(331,150)	—	598	—	—	(598)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(284)	(284)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(13,764)	—	—	(13,764)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,758)	(5,758)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	709	—	—	(201)	508
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(22,829)	(22,829)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	(376)	(564)	(940)
Loss on interest rate cap, net	—	—	—	—	—	—	(744)	(1,116)	(1,860)
Foreign currency translation adjustments	—	—	—	—	—	—	927	1,382	2,309
Equity-based compensation	—	—	—	—	16,378	—	—	4,517	20,895
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	119,339,130	$119	141,164,071	$142	$478,130	$121,560	$5,903	$467,382	$1,073,236
Net income	—	—	—	—	—	17,589	—	11,054	28,643
Issuance of common stock	1,123,824	1	32,262	—	3,307	—	—	3,670	6,978
Forfeiture of common stock	(1,883)	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	4,635,453	5	(4,471,561)	(5)	8,005	—	—	(8,005)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(14,176)	—	—	(14,176)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(5,622)	(5,622)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	8,131	—	—	—	8,131
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(21,952)	(21,952)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	(149)	(204)	(353)
Loss on interest rate cap, net	—	—	—	—	—	—	(5,332)	(7,397)	(12,729)
Foreign currency translation adjustments	—	—	—	—	—	—	6,658	9,259	15,917
Equity-based compensation	—	—	—	—	2,945	—	—	20,514	23,459
Balance at September 30, 2024	125,096,524	$125	136,724,772	$137	$500,518	$124,973	$7,080	$468,699	$1,101,532
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
(Tabular amounts presented in thousands, except share and per share data)
1.      Basis of Presentation
Nature of Operations
Ryan Specialty Holdings, Inc. (the “Company”) is a service provider of specialty products and solutions for insurance brokers, agents, and carriers. These services encompass distribution, underwriting, product development, administration, and risk management by acting as a wholesale broker and a managing underwriter or a program administrator with delegated authority from insurance carriers. The Company’s offerings cover a wide variety of sectors including commercial, industrial, institutional, governmental, and personal through one operating segment, Ryan Specialty. With the exception of the Company’s equity method investments, the Company does not take on any underwriting risk.
The Company is headquartered in Chicago, Illinois, and has operations in the United States, the United Kingdom, Europe,
Canada, India, and Singapore. The Company’s Class A common stock is traded on the New York Stock Exchange under the ticker symbol “RYAN”.
Organization
Ryan Specialty Holdings, Inc. was formed as a Delaware corporation on March 5, 2021, for the purpose of completing an
IPO and to carry on the business of the LLC. New Ryan Specialty, LLC, or New LLC, was formed as a Delaware limited liability company on April 20, 2021, for the purpose of becoming, subsequent to our IPO, an intermediate holding company between Ryan Specialty Holdings, Inc. and the LLC. The Company is the sole managing member of New LLC.
New LLC is a holding company with its sole material asset being a controlling equity interest in the LLC. The Company operates and controls the business and affairs of the LLC through New LLC and, through the LLC, conducts its business.
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
September 30, 2025, the Company owned 48.8% of the outstanding LLC Common Units.
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
2025.
Recently Issued Accounting Pronouncements
New Accounting Pronouncement Recently Adopted
In July 2025, the FASB issued ASU 2025-05 Financial Instruments — Credit Losses (Topic 326) — Measurement of
Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivables and contract assets when estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this standard prospectively as of September 30, 2025, with no material impact to the consolidated financial statements or disclosures.
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
In September 2025, the FASB issued ASU 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic
350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages and instead requires entities to begin capitalizing costs once management has authorized and committed to funding the software, and it is probable that the project will be completed and used to perform its intended functions. Significant uncertainty regarding development activities must be assessed when evaluating if a project is probable to be completed. Additionally, the ASU clarifies certain disclosure requirements for capitalized internal-use software costs. This ASU is effective for annual reporting periods beginning after December 15,
2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU may be applied prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements or disclosures for the year ending December 31, 2025, and is currently evaluating the impact on subsequent periods.

2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wholesale Brokerage	$376,788	$346,666	$1,214,741	$1,114,240
Binding Authority	89,636	76,497	286,110	245,762
Underwriting Management	273,128	164,966	755,686	446,262
Total Net commissions and fees	$739,552	$588,129	$2,256,537	$1,806,264
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements and medical stop loss business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets.
The contract assets balance was $40.7 million and $35.6 million as of September 30, 2025 and December 31, 2024, respectively. For contract assets, payment is typically due within one year of the completed performance obligation. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the
Consolidated Balance Sheets, was $14.2 million and $8.7 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, $0.6 million and $8.0 million, respectively, of the contract liabilities outstanding as of December 31, 2024, were recognized in revenue.
3.      Mergers and Acquisitions
2025 Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC (“Velocity”), an MGU
specializing in first-party insurance coverage for catastrophe exposed properties, headquartered in Nashville, Tennessee, for cash consideration of $548.6 million and contingent consideration of $19.6 million. During the nine months ended
September 30, 2025, measurement period adjustments related to the initial valuation of contingent consideration of $1.5 million, Other current assets of $1.5 million, and net working capital of $0.9 million were recognized as a net $0.9 million increase in Goodwill on the Consolidated Balance Sheets.
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
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation (“JM Wilson”), a binding authority and surplus lines broker specializing in transportation insurance, headquartered in Portage, Michigan, for
$67.8 million of cash consideration and $20.4 million of LLC Common Units.
The $44.1 million of contingent consideration liabilities established for the above acquisitions were measured at the estimated acquisition date fair value and were non-cash investing transactions. The contingent consideration liabilities are based on the individual businesses’ revenue or EBITDA targets, or both, over periods ranging from two to five years following the date of acquisition.

The following table summarizes the estimated fair value of the aggregate assets and liabilities acquired, inclusive of measurement period adjustments, during the nine months ended September 30, 2025:

	Velocity	USQ	360	JM Wilson	Total
Cash and cash equivalents	$17,736	$—	$412	$—	$18,148
Commissions and fees receivable – net	23,650	13,124	939	3,679	41,392
Fiduciary cash and receivables	105,779	1,649	6,674	29,597	143,699
Goodwill	366,249	20,539	16,615	47,187	450,590
Customer relationships[1]	216,400	19,100	12,303	39,900	287,703
Other intangible assets	12,000	200	67	300	12,567
Property and equipment – net	—	—	—	494	494
Lease right-of-use assets	3,757	612	—	305	4,674
Other current and non-current assets	2,862	101	82	310	3,355
Total assets acquired	$748,433	$55,325	$37,092	$121,772	$962,622
Accounts payable and accrued liabilities	5,305	193	—	389	5,887
Accrued compensation	7,129	373	43	272	7,817
Fiduciary liabilities	105,779	1,649	6,674	32,583	146,685
Operating lease liabilities	3,757	612	—	305	4,674
Deferred tax liabilities	57,298	—	1,546	—	58,844
Total liabilities assumed	$179,268	$2,827	$8,263	$33,549	$223,907
Net assets acquired	$569,165	$52,498	$28,829	$88,223	$738,715
1 The acquired customer relationships have a weighted average amortization period of 13.1 years.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions above of $0.3 million and $11.8 million during the three and nine months ended
September 30, 2025, respectively, in General and administrative expense on the Consolidated Statements of Income. The
Company recognized aggregate revenue of $23.2 million and $78.5 million related to the acquisitions above from their respective acquisition dates during the three and nine months ended September 30, 2025, respectively. Estimated tax deductible goodwill of $39.3 million was generated as a result of these acquisitions.
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

On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc., an MGU focused on sports, leisure, and entertainment headquartered in Carmel, Indiana, for $43.1 million of cash consideration. Total consideration for this acquisition also includes contingent consideration, however, the contingent consideration value was de minimis as of the acquisition date. A measurement period adjustment related to Commissions and fees receivable – net of $1.6 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets as of September 30, 2025.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners (“Innovisk”), which is composed of seven specialty MGUs headquartered in London, England, for cash consideration of $426.8 million.
Measurement period adjustments related to Current Accrued compensation of $2.3 million and Commissions and fees receivable – net of $0.4 million were recognized as increases in Goodwill on the Consolidated Balance Sheets as of
September 30, 2025.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions completed during the nine months ended September 30, 2024, of $5.3 million and $11.4 million during the three and nine months ended September 30, 2024, respectively, in General and administrative expense on the Consolidated Statements of Income. The Company recognized aggregate revenue related to these acquisitions of
$24.5 million and $33.8 million from their respective acquisition dates during the three and nine months ended
September 30, 2024, respectively. Estimated tax deductible goodwill of $545.6 million was generated as a result of these acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$754,577	$669,171	$2,325,123	$2,089,626
Net income (loss)	69,433	(32,450)	246,109	(81,107)
The adjustments to the unaudited pro forma financial information primarily include: (i) a decrease of $48.0 million of income tax expense related to the Common Control Reorganization (“CCR”) resulting from the Velocity acquisition for the nine months ended September 30, 2025, with an increase of $59.4 million in such income tax expense for the nine months ended September 30, 2024, related to the CCRs resulting from the Velocity and Innovisk acquisitions, (ii) a decrease in financing costs and interest expense resulting from the debt activity related to the US Assure and Innovisk acquisitions of
$18.1 million for the three months ended September 30, 2024, and an increase in such costs of $47.2 million for the nine months ended September 30, 2024, (iii) a decrease of amortization expense on acquired intangible assets of $6.3 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and an increase in such costs of
$23.4 million and $96.0 million for the three and nine months ended September 30, 2024, respectively, (iv) a decrease in transaction costs of $11.1 million for the nine months ended September 30, 2025, and an increase in such costs of $13.6 million for the nine months ended September 30, 2024, and (v) a reduction in income tax expense related to the pro forma adjustments of $12.9 million for the nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in contingent consideration	$11,968	$(365)	$(2,833)	$813
Interest expense, net	1,922	1,325	5,909	3,125
Total	$13,890	$960	$3,076	$3,938
As of September 30, 2025, the aggregate amount of maximum consideration related to acquisitions was $605.7 million of contingent consideration and $13.4 million of contingently returnable consideration.
4.      Receivables and Other Current Assets
Receivables
The Company had receivables of $439.8 million and $389.8 million outstanding as of September 30, 2025 and
December 31, 2024, respectively, which were recognized within Commissions and fees receivable – net on the
Consolidated Balance Sheets. Commission and fees receivable is net of an allowance for credit losses. The Company’s allowance for credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$3,706	$3,153	$3,018	$2,458
Write-offs	(1,449)	(1,225)	(3,660)	(2,510)
Increase in provision	2,361	1,691	5,260	3,671
End of period	$4,618	$3,619	$4,618	$3,619
Other Current Assets
Major classes of other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$52,428	$51,701
Insurance recoverable	975	20,155
Interest rate cap	3,104	13,936
Other current receivables	39,846	24,159
Total Other current assets	$96,353	$109,951
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs
Operating lease costs	$10,060	$7,669	$26,920	$23,408
Short-term lease costs
Operating lease costs	297	228	1,351	675
Sublease income	(174)	(112)	(439)	(408)
Lease costs – net	$10,183	$7,785	$27,832	$23,675

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases			$25,452	$22,516
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			20,283	15,236
Amortization of right-of-use assets for operating lease activity			19,982	16,803
Weighted average discount rate (percent)
Operating leases			5.4%	5.3%
Weighted average remaining lease term (years)
Operating leases			7.0	7.8

6.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	September 30, 2025	December 31, 2024
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.00% as of September 30, 2025, Adjusted Term SOFR + 2.25% as of December 31, 2024, matures September 13, 2031	$1,662,865	$1,672,532
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	398,048	401,676
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,191,688	1,198,183
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	126,511	1,207
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.25%, expire May 1, 2026	4,380	—
Commercial notes, periodic interest and principal payments, 5.25%, expire June 1, 2026	794	—
Commercial notes, periodic interest and principal payments, 5.25%, expire June 21, 2026	3,509	—
Commercial notes, periodic interest and principal payments, 6.25%, expired May 1, 2025	—	2,673
Commercial notes, periodic interest and principal payments, 6.25%, expired June 1, 2025	—	548
Commercial notes, periodic interest and principal payments, 6.25%, expired June 21, 2025	—	2,642
Units subject to mandatory redemption	3,399	3,399
Total debt	$3,391,194	$3,282,860
Less: Short-term debt and current portion of long-term debt	(41,814)	(51,732)
Long-term debt	$3,349,380	$3,231,128
Term Loan
In September 2024, the Term Loan principal increased from $1,650.0 million to $1,700.0 million. In August 2025,
Moody’s Ratings upgraded the Company’s credit rating from B1 to Ba3. As a result, the applicable interest rate on the
Company’s Term Loan decreased from Adjusted Term SOFR + 2.25% to Adjusted Term SOFR + 2.00%. As of
September 30, 2025, $1,687.3 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $24.7 million. As of December 31, 2024, $1,700.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $27.8 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of September 30, 2025 and December 31,
2024. Due to the nature of the instrument, the deferred issuance costs related to the facility of $8.0 million and $9.6 million as of September 30, 2025 and December 31, 2024, respectively, were included in Other non-current assets on the
Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were
$1,274.6 million as of September 30, 2025, as the facility was drawn on by $125.4 million. The commitments available to be borrowed under the Revolving Credit Facility were $1,399.7 million as of December 31, 2024, as the facility was reduced by $0.3 million of undrawn letters of credit.

The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of September 30, 2025 and December 31, 2024, the Company accrued $0.8 million and $1.2 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated
Balance Sheets. As of September 30, 2025, accrued interest on the facility was $0.3 million.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of September 30, 2025 and December 31,
2024, accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs were $4.9 million and $5.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of September 30, 2025 and December 31, 2024, accrued interest on the notes was
$11.8 million and $20.0 million, respectively, and the related unamortized deferred issuance costs, including discount, were
$20.1 million and $21.8 million, respectively.
Subsidiary Units Subject to Mandatory Redemption
Ryan Re Underwriting Managers, LLC (“Ryan Re”) has the obligation to settle its outstanding preferred units in the amount of the aggregate unreturned capital and unpaid dividends on June 13, 2034, 15 years from original issuance. As these units are mandatorily redeemable, they are classified as Long-term debt on the Consolidated Balance Sheets. The historical cost of the units is $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate is recognized within Interest expense, net on the Consolidated Statements of Income. Interest accrued on these units was $0.1 million as of September 30, 2025 and December 31, 2024. $0.2 million of accrued return on the Ryan
Re preferred units was paid during the nine months ended September 30, 2025. See Note 14, Related Parties, for further information on Ryan Re.
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

Class X Common Stock
As of September 30, 2025, the Company amended and restated its certificate of incorporation to, among other changes, eliminate Class X common stock and, as such, it is no longer authorized to be issued. As of December 31, 2024, there were
10,000,000 shares of Class X common stock authorized. However, there were no shares of Class X common stock outstanding as of September 30, 2025 or December 31, 2024. Shares of Class X common stock had no economic, voting, or dividend rights.
Preferred Stock
There were no shares of preferred stock outstanding as of September 30, 2025 or December 31, 2024. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Dividends
During the three months ended September 30, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share on the Company’s outstanding Class A common stock. During the nine months ended
September 30, 2025, $45.5 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of September 30, 2025 and December 31, 2024, the Company owned 48.8% and 47.9%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 51.2% and 52.1%, respectively, of the economic interests in the LLC.
Weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted average ownership percentage was 51.2% and 57.4% for the three months ended September 30, 2025 and 2024, respectively, and 51.6% and 55.2% for the nine months ended September 30, 2025 and 2024, respectively.
During the three months ended September 30, 2025, the Company declared a regular quarterly cash distribution of $0.05 per unit on the LLC’s outstanding LLC Common Units. During the nine months ended September 30, 2025, $20.3 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
8.      Equity-Based Compensation
The Ryan Specialty Holdings, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Plan”) governs, among other things, the types of awards the Company can grant to employees as equity-based compensation awards. The Omnibus Plan provides for potential grants of the following awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards,
(iv) performance awards, (v) other stock-based awards, (vi) other cash-based awards, and (vii) analogous equity awards made in equity of the LLC.
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

	Nine Months Ended September 30, 2025
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,820	$21.15	135,991	$23.84
Granted	—	—	—	—
Vested	(401,928)	21.15	(115,684)	23.84
Forfeited	(1,233)	21.15	—	—
Unvested at end of period	10,659	$21.15	20,307	$23.84
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
date, with 20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Nine Months Ended September 30, 2025
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,699,966	$23.14	2,374,687	$43.33
Granted	—	—	623,300	66.63
Vested	(582,659)	22.84	(440,840)	40.98
Forfeited	(33,093)	23.34	(53,423)	50.00
Unvested at end of period	2,084,214	$23.22	2,503,724	$49.40
Stock Options
Reload and Staking Options
As part of the Organizational Transactions and IPO, certain employees were granted Reload Options or Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of
$23.50. The Reload Options either vested 100% 3 years from the grant date or vest over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5. In general, vested Reload Options are exercisable up to the tenth anniversary of the grant date. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Staking Options are exercisable up to one year after their vest date.

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

	Nine Months Ended September 30, 2025
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,870,764	66,667	281,652	$43.97
Granted	—	—	—	—
Exercised	(401,680)	—	(8,295)	34.39
Forfeited	(17,816)	—	(1,406)	34.39
Outstanding at end of period	3,451,268	66,667	271,951	$44.31
1As the Reload and Staking Options were one-time grants at the IPO, the weighted average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
As of September 30, 2025, there were 2,300,371, 13,332, and 57,497 exercisable Reload, Staking, and Incentive Options, respectively. The aggregate intrinsic values and weighted average remaining contractual terms of Stock Options outstanding and exercisable as of September 30, 2025, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$113,409
Reload Options exercisable	75,590
Staking Options outstanding	2,191
Staking Options exercisable	438
Incentive Options outstanding	3,276
Incentive Options exercisable	878
Weighted-average remaining contractual term (in years):
Reload Options outstanding	5.6
Reload Options exercisable	5.6
Staking Options outstanding	4.1
Staking Options exercisable	0.8
Incentive Options outstanding	4.8
Incentive Options exercisable	4.2
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

	Nine Months Ended September 30, 2025
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,293,538	$25.10	686,712	$44.30
Granted	—	—	—	—
Vested	(154,592)	25.05	(48,064)	36.44
Forfeited	—	—	—	—
Unvested at end of period	1,138,946	$25.10	638,648	$44.89
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
from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Nine Months Ended September 30, 2025
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	952,595	1,605,003	495,822	$36.80
Granted	—	—	—	—
Vested	(476,293)	(271,667)	(45,000)	34.13
Forfeited	—	—	—	—
Unvested at end of period	476,302	1,333,336	450,822	$36.91
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted average participation threshold for these awards will be consistent across any type of movement. The weighted average participation threshold for Reload and Staking Class C Incentive Units was $23.19 and $23.34 as of September 30, 2025 and December 31, 2024,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the nine months ended September 30, 2025.
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
In general, the PSUs and PLUs vest 5 years from the grant date. PSUs represent the right to receive Class A common shares and PLUs represent the right to receive LLC Common Units upon vesting. If the minimum threshold of the TSR
CAGR is achieved, and the other required targets are achieved, the TSR CAGR target and, if applicable, the individual revenue target, will determine how many Class A common shares or LLC Common Units, as applicable, the awards vest into. Assuming the minimum thresholds are met, the awards will vest into between 75% and 150% of the applicable target stock or units, which will be calculated on a graduated basis. Confirmation of the targets will not occur until after earnings are reported for the final fiscal year in the award’s performance period. The probability of achieving the performance metrics is assessed each reporting period for expense purposes. As of September 30, 2025, it was determined that the
Adjusted EBITDAC margin target for the executive PSUs and PLUs granted in fiscal year 2024 was no longer probable of being achieved. As a result, the expense previously recognized for these awards was reversed during the three months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	366,996	$27.99	487,218	$24.40
Granted	1,367,329	27.46	—	—
Vested	—	—	—	—
Forfeited	(31,361)	25.09	—	—
Unvested at end of period	1,702,964	$27.62	487,218	$24.40
The fair values of the performance-based awards granted during the nine months ended September 30, 2025, were determined using the Monte Carlo simulation valuation model with the following assumptions:

Volatility	23.6% - 25.4%
Time to maturity (years)	4.7 - 4.8
Risk-free rate	3.8% - 4.0%
RYAN stock price at valuation date	$67.66 - $69.47
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
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”), with the exception of the one director who has agreed to forgo any compensation for their service to the
Board. The Director Stock Grants are fully vested upon grant. The Company granted 23,230 Director Stock Grants with a weighted-average grant date fair value of $69.94 and 22,935 Director Stock Grants with a weighted-average grant date fair value of $49.07 during the nine months ended September 30, 2025 and 2024, respectively.
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

As of September 30, 2025, the Company accrued $1.0 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.0 million and $0.6 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets. As of December 31, 2024, the Company accrued $0.9 million and $0.1 million related to Dividend
Equivalents and Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.9 million and $0.4 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the
Consolidated Balance Sheets.
Equity-Based Compensation Expense
As of September 30, 2025, the unrecognized equity-based compensation expense related to each type of equity-based compensation award described above and the related weighted-average remaining expense period were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
Restricted Stock	$8	0.2
IPO RSUs	19,949	4.0
Incentive RSUs	70,421	2.8
Reload Options	328	0.8
Incentive Options	211	1.2
PSUs	33,243	4.5
Restricted Common Units	15	0.1
IPO RLUs	13,337	4.4
Incentive RLUs	13,519	2.6
Reload Class C Incentive Units	218	0.8
Staking Class C Incentive Units	6,931	4.2
Class C Incentive Units	3,958	3.1
Total unrecognized equity-based compensation expense	$162,138

The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards. The table also presents the unrecognized equity-based compensation expense as of September 30, 2025, in the same view.

	Recognized				Unrecognized
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30, 2025
	2025	2024	2025	2024
IPO awards
IPO RSUs and Staking Options	$1,706	$2,720	$6,787	$9,226	$19,949
IPO RLUs and Staking Class C Incentive Units	1,633	2,146	5,583	7,277	20,268
Incremental Restricted Stock and Reload Options	246	622	1,046	2,485	332
Incremental Restricted Common Units and Reload Class C Incentive Units	172	586	718	3,018	229
Pre-IPO incentive awards
Restricted Stock	114	498	436	1,333	4
Restricted Common Units	36	4,733	133	5,095	4
Post-IPO incentive awards
Incentive RSUs	8,266	8,001	25,033	21,759	70,421
Incentive RLUs	1,884	2,058	5,760	5,671	13,519
Incentive Options	44	272	2,002	823	211
Class C Incentive Units	450	521	1,404	1,551	3,958
PSUs	(646)	391	2,792	910	33,243
PLUs	(3,276)	619	(2,058)	1,439	—
Other expense
Director Stock Grants	561	292	1,352	1,077	—
Total equity-based compensation expense	$11,190	$23,459	$50,988	$61,664	$162,138

9.     Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Ryan Specialty Holdings, Inc. by the weighted-
average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common
Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$62,603	$28,643	$182,919	$187,358
Less: Net income attributable to non-controlling interests	31,518	11,054	127,500	106,447
Net income attributable to Ryan Specialty Holdings, Inc.	$31,085	$17,589	$55,419	$80,911
Numerator:
Net income attributable to Class A common shareholders	$31,085	$17,589	$55,419	$80,911
Add (less): Income attributed to substantively vested RSUs	—	369	—	(1,339)
Net income attributable to Class A common shareholders – basic	$31,085	$17,958	$55,419	$79,572
Add: Income attributed to dilutive shares	23,376	7,886	1,233	79,624
Net income attributable to Class A common shareholders – diluted	$54,461	$25,844	$56,652	$159,196
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	127,940,211	121,915,952	126,623,069	119,383,234
Add: Dilutive shares	145,521,423	150,770,317	11,466,811	151,900,158
Weighted-average shares of Class A common stock outstanding – diluted	273,461,634	272,686,269	138,089,880	271,283,392
Earnings per share
Earnings per share of Class A common stock – basic	$0.24	$0.15	$0.44	$0.67
Earnings per share of Class A common stock – diluted	$0.20	$0.09	$0.41	$0.59
The following number of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Conversion of non-controlling interest LLC Common Units[1]	—	—	135,643,591	—
Incentive RSUs	468,126	—	—	—
Incentive Options	—	150,000	—	150,000
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
Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge. As of September 30, 2025, the interest rate cap continued to be an effective hedge.
Decreases in the fair value of the interest rate cap of $3.9 million and $16.4 million for the three months ended
September 30, 2025 and 2024, respectively, and $10.8 million and $16.5 million for the nine months ended September 30,
2025 and 2024, respectively, were recognized in other comprehensive income (loss) (“OCI”). As of September 30, 2025, the Company expects $3.1 million of unrealized gains from the interest rate cap to be reclassified into earnings over the next three months through the instrument’s expiration date. See Note 15, Income Taxes, for further information on the tax effects on other comprehensive income related to the interest rate cap.
The location and gains (losses) on derivatives are reported in the Consolidated Statements of Income as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Caption	2025	2024	2025	2024
Change in the fair value of the Deal-Contingent Forward	General and administrative	$—	$—	$—	$(4,532)
Total impact of derivatives not designated as hedging instruments		$—	$—	$—	$(4,532)

Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(1,739)	$(5,216)	$(5,216)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	4,045	6,689	11,978	19,740
Total impact of derivatives designated as hedging instruments		$2,306	$4,950	$6,762	$14,524
The location and fair value of derivatives designated as hedging instruments are reported on the Consolidated Balance
Sheets as follows:

	Balance Sheet Caption	September 30, 2025	December 31, 2024
Interest rate cap	Other current assets	$3,104	$13,936
See Note 12, Fair Value Measurements, for further information on the fair value of derivatives.
11.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the nine months ended September 30, 2025, with the exception of Cash and cash equivalents of $39.0 million, Other current assets of $14.2 million, Deferred tax assets of $317.6 million, Accounts payable and accrued liabilities of $1.0 million, Other non-current liabilities of $4.0 million, and the entire balance of the Tax Receivable Agreement liabilities of
$473.2 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of
December 31, 2024, Cash and cash equivalents of $27.2 million, Other current assets of $15.4 million, Deferred tax assets of $448.1 million, Accounts payable and accrued liabilities of $0.9 million, Other non-current liabilities of $2.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $436.3 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of
September 30, 2025 and December 31, 2024, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, the units subject to mandatory redemption, and any current portion of such debt, was $3,297.1 million and $3,275.1 million as of
September 30, 2025 and December 31, 2024, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would be classified as Level 3. See Note 6, Debt, for the carrying values of the Company’s debt.
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
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of September 30, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 4.4%, 6.8% to 26.1%, and 0.9% to 3.1%, respectively. As of December 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 5.4%, 6.8% to 18.7%, and
0.7% to 2.6%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 4.2% to 7.2%
and 5.0% to 6.6% as of September 30, 2025 and December 31, 2024, respectively.
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

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$3,104	$—	$—	$13,936	$—
Contingently returnable consideration	—	—	4,368	—	—	5,483
Liabilities
Contingent consideration	—	—	127,649	—	—	129,059
Total assets and liabilities measured at fair value	$—	$3,104	$132,017	$—	$13,936	$134,542
Contingently returnable consideration of $2.3 million and $1.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Contingently returnable consideration of $2.1 million and $4.2 million was recorded in Other non-current assets on the Consolidated Balance
Sheets as of September 30, 2025 and December 31, 2024, respectively. Contingent consideration of $39.2 million and
$48.2 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of
September 30, 2025 and December 31, 2024, respectively. Contingent consideration of $88.4 million and $80.9 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of September 30, 2025 and
December 31, 2024, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Assets
Balance at beginning of period	$5,340	$4,868	$5,483	$—
Newly established assets due to acquisitions	—	—	—	4,868
Total gains (losses) included in earnings	(868)	431	409	431
Total gains (losses) included in OCI	(104)	288	403	288
Settlements	—	—	(1,927)	—
Balance at end of period	$4,368	$5,587	$4,368	$5,587
Liabilities
Balance at beginning of period	$114,627	$44,971	$129,059	$41,902
Newly established liabilities due to acquisitions	—	103,769	45,558	103,769
Total losses included in earnings	13,022	1,391	3,485	8,901
Total losses included in OCI	—	—	21	—
Settlements	—	—	(49,007)	(5,384)
Acquisition measurement period adjustments	—	—	(1,467)	943
Balance at end of period	$127,649	$150,131	$127,649	$150,131
For the nine months ended September 30, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the nine months ended September 30,
2025, $19.4 million and $29.3 million of contingent consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent Forward is presented in the operating section of the
Consolidated Statements of Cash Flows.
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $5.2 million and $4.9 million were recorded for outstanding matters as of September 30, 2025 and December 31, 2024, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of the loss contingencies and any loss recoveries of $0.7 million of expense and a $0.9 million benefit for the three months ended
September 30, 2025 and 2024, respectively, and $4.3 million and $0.8 million of expense for the nine months ended
September 30, 2025 and 2024, respectively, in General and administrative expense on the Consolidated Statements of
Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
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
The Company recognized an estimated loss contingency related to the Replacement Costs of $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, within Accounts payable and accrued liabilities on the
Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company collected $21.1 million from its E&O insurance carriers related to the claim for the Replacement Costs. The Company has also obtained sufficient evidence that additional recoveries under the claim are probable. A loss recovery of $1.0 million and $20.2 million was recorded as of September 30, 2025 and December 31, 2024, respectively, in Other current assets on the Consolidated
Balance Sheets. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in 2022 and no further expense related to this matter has been recognized since.
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
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.3 million due from Geneva Re under this agreement as of
September 30, 2025 and December 31, 2024, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and
$1.2 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. Receivables due from

Geneva Re under this agreement were $0.4 million and $0.7 million as of September 30, 2025 and December 31, 2024, respectively.
Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The
Company incurred expense of $2.8 million and $2.7 million during the three months ended September 30, 2025 and 2024, respectively, and $8.2 million and $7.9 million during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had prepaid expenses of $8.3 million and $5.2 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the
Consolidated Balance Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of aircraft of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $1.0 million for the nine months ended
September 30, 2025 and 2024, respectively.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was (4.70)% and (45.50)% for the three months ended
September 30, 2025 and 2024, respectively, and 26.40% and 7.90% for the nine months ended September 30, 2025 and
2024, respectively. The effective tax rate for the three months ended September 30, 2025, was lower than the 21% statutory rate primarily as result of the vesting of RSUs, exercising of Stock Options, and the income attributable to the non-
controlling interests. The effective tax rate for the nine months ended September 30, 2025, was higher than the 21%
statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of
Velocity, which is described below, offset by a decrease related to the vesting of RSUs, exercising of Stock Options, and the income attributable to the non-controlling interests. The effective tax rates for the three and nine months ended
September 30, 2024, were lower than the 21% statutory rate primarily as a result of the vesting of RSUs, exercising of
Stock Options, and the income attributable to the non-controlling interests.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2025, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $318.1 million and $448.3 million as of September 30, 2025 and December 31, 2024, respectively, on the Consolidated Balance Sheets. The decrease in the Deferred tax assets during the nine months ended September 30, 2025, was primarily the result of the CCR. As of
September 30, 2025, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
Common Control Reorganization (CCR)
Subsequent to the acquisition of Velocity, which was acquired by a wholly owned subsidiary of Ryan Specialty Holdings,
Inc., the Company converted Velocity into an LLC (“Velocity LLC”) and transferred Velocity LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR, inclusive of impacts from the Velocity measurement period adjustment, resulted in a reduction of deferred tax assets in the Company’s basis difference in its investment in the LLC of $145.1 million and a non-cash deferred income tax expense of $48.0 million for the nine months ended September 30, 2025. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $29.8 million to Non-controlling interests on the Consolidated Statements of Stockholders’ Equity during the nine months ended September 30, 2025.
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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $473.2 million related to these benefits on the Consolidated
Balance Sheets as of September 30, 2025. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	26,173	1,967	8,005	36,145
Accrued interest	—	—	783	783
Balance at September 30, 2025	$279,406	$85,382	$108,436	$473,224
During the nine months ended September 30, 2025 and 2024, increases to the TRA liabilities of $36.1 million and $95.6 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the nine months ended September 30, 2025 and 2024, increases to the TRA liabilities of $0.8 million and $0.6 million, respectively, due to accrued interest were recognized in Other non-operating loss (income) on the Consolidated Statements of Income.
Other Comprehensive Income (Loss)
The following table summarizes the tax effects on the components of Other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Gain) loss on interest rate cap	$(237)	$1,022	$(750)	$(1,009)
Gain on interest rate cap reclassified to earnings	513	863	1,456	2,479
Foreign currency translation adjustments	1,313	(2,357)	(5,331)	(2,540)
Change in share of equity method investments’ other comprehensive income (loss)	(85)	52	105	(348)

16.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)	—	—	(3,419)
Other comprehensive income (loss)	$(2,005)	$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)	10,151	(1,594)	7,450
Balance at March 31, 2025	$537	$5,471	$(1,536)	$4,472
Other comprehensive income before reclassifications	2,560	27,783	1,575	31,918
Amounts reclassified to earnings	(3,571)	—	—	(3,571)
Other comprehensive income (loss)	$(1,011)	$27,783	$1,575	$28,347
Less: Non-controlling interests	(682)	17,347	799	17,464
Balance at June 30, 2025	$208	$15,907	$(760)	$15,355
Other comprehensive income (loss) before reclassifications	1,637	(9,116)	580	(6,899)
Amounts reclassified to earnings	(3,532)	—	—	(3,532)
Other comprehensive income (loss)	$(1,895)	$(9,116)	$580	$(10,431)
Less: Non-controlling interests	(1,113)	(5,380)	341	(6,152)
Balance at September 30, 2025	$(574)	$12,171	$(521)	$11,076

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	10,540	(1,024)	3,780	13,296
Amounts reclassified to earnings	(5,735)	—	—	(5,735)
Other comprehensive income (loss)	$4,805	$(1,024)	$3,780	$7,561
Less: Non-controlling interests	2,887	(616)	2,270	4,541
Balance at March 31, 2024	$6,615	$574	$(1,093)	$6,096
Other comprehensive income (loss) before reclassifications	3,840	2,309	(940)	5,209
Amounts reclassified to earnings	(5,700)	—	—	(5,700)
Other comprehensive income (loss)	$(1,860)	$2,309	$(940)	$(491)
Less: Non-controlling interests	(1,116)	1,382	(564)	(298)
Balance at June 30, 2024	$5,871	$1,501	$(1,469)	$5,903
Other comprehensive income (loss) before reclassifications	(6,902)	15,917	(353)	8,662
Amounts reclassified to earnings	(5,827)	—	—	(5,827)
Other comprehensive income (loss)	$(12,729)	$15,917	$(353)	$2,835
Less: Non-controlling interests	(7,397)	9,259	(204)	1,658
Balance at September 30, 2024	$539	$8,159	$(1,618)	$7,080
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net commissions and fees	$739,552	$588,129	$2,256,537	$1,806,264
Fiduciary investment income	15,025	16,565	43,376	45,917
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181

Compensation-related expense[1]	417,217	343,442	1,268,059	1,057,424
General and administrative expense[2]	101,827	70,991	287,414	199,583
Other segment items[3]	38,979	67,500	131,220	171,336

Depreciation and amortization	73,795	41,649	213,975	104,531
Change in contingent consideration	11,968	(365)	(2,833)	813
Interest income	(1,749)	(5,620)	(6,334)	(19,007)
Interest expense	58,093	55,008	175,520	128,923
Income from equity method investments	(4,957)	(4,182)	(15,050)	(13,510)
Other non-operating loss (income)	(402)	16,590	(636)	18,575
Income tax expense (benefit)	(2,797)	(8,962)	65,659	16,155
Net income	$62,603	$28,643	$182,919	$187,358
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
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The below table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$717,400	$575,875	$2,167,988	$1,777,581
Foreign	37,177	28,819	131,925	74,600
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
The Company did not have material revenue from operations in any individual foreign country for the three and nine months ended September 30, 2025 or 2024. Asset information is not presented to the CODM. Substantially all of the
Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
18.     Supplemental Financial Information
Interest Income
The Company earned interest income of $1.7 million and $5.6 million during the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $19.0 million during the nine months ended September 30, 2025 and 2024, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the
Consolidated Statements of Income.

Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Nine Months Ended September 30,
	2025	2024
Cash paid for:
Interest, net[1]	$169,708	$100,162
Income taxes, net of refunds	8,705	24,641
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$—	$1,137
Tax Receivable Agreement liabilities	36,145	95,583
Dividend Equivalents and Declared Distributions liabilities	1,518	3,586
Contingently returnable consideration	—	4,868
Contingent consideration liabilities	44,091	103,769
1 Interest paid is presented net of $12.0 million and $19.7 million of cash received in connection with the Company’s interest rate cap for the nine months ended September 30, 2025 and 2024, respectively. See Note 10, Derivatives, for further information on the interest rate cap.
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
19.     Subsequent Events
The Company has evaluated subsequent events through October 31, 2025, and has concluded that no events have occurred that require disclosure other than the events listed below.
On October 27, 2025, the Company entered into a definitive agreement to acquire Stewart Specialty Risk Underwriting
Ltd., an MGU specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto,
Canada. This acquisition is expected to close during the fourth quarter of 2025.
On October 30, 2025, the Company’s Board of Directors approved a quarterly cash dividend of $0.12 per share of outstanding Class A common stock. The quarterly dividend will be payable on November 25, 2025, to shareholders of record of Class A common stock as of the close of business on November 11, 2025. Any future dividends will be subject to the approval of the Company’s Board of Directors.

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
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2025 and 2024, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation (“JM Wilson”), a binding authority and surplus lines broker specializing in transportation insurance, headquartered in Portage, Michigan.
On October 27, 2025, the Company entered into a definitive agreement to acquire Stewart Specialty Risk Underwriting
Ltd., an MGU specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto,
Canada. This acquisition is expected to close during the fourth quarter of 2025.
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
Invest in Operations and Growth
We have invested heavily in building a durable business that is able to adapt to the continuously evolving specialty and
E&S markets and intend to continue to do so. We are focused on enhancing the breadth of our product and service offerings as well as developing and launching new solutions to address the evolving needs of the specialty insurance industry and markets. Our future success is dependent upon a number of factors, including our ability to successfully develop, market, and sell existing and new products and services to both new and existing trading partners. We will continue to prioritize strategic investments that support revenue growth such as investments in talent, de novo formations, product innovation and solutions, M&A, and technology in order to maximize long-term value creation, which could have a short-term margin impact.
Generate Commission Regardless of the State of the Specialty and E&S Markets
We earn commissions, which are calculated as a percentage of the total insurance policy premium, and fees. Changes in the insurance market or specialty lines that are our focus, characterized by a period of increasing (or declining) premium rates, could positively (or negatively) impact our profitability.
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
Leverage the Growth of the Specialty and E&S Markets
The growing relevance of the specialty and E&S markets have been driven by the rapid emergence and sustained prevalence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2024, with $110 billion of insured catastrophe losses, driven by over $50 billion of insured losses related to severe convective storms (“SCS”) with 17 SCS events that caused losses in excess of $1 billion, which together accounted for the second-highest annual total for insured losses on record for SCS events. The year also included ice storms across the country and continued wildfire-related losses. In addition to the SCS events, Hurricanes Helene and Milton caused over
$35 billion in insured losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the specialty and E&S markets continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.
Although we believe this growth will continue, we recognize that the growth of the specialty and E&S markets might not be linear as risks can and do shift between the E&S, including the specialty market, and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. In the second half of 2024 and through the first nine months of 2025, the specialty and E&S markets experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created opportunities for retailers to place property coverage directly in the specialty and E&S markets, and we believe the market dynamics exist for these factors to potentially continue through the end of 2025.
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
In our Underwriting Management Specialty, we utilize delegated authority granted to us by carriers and we generally work with retail insurance brokers and often other wholesale brokers to secure insurance coverage for the ultimate insured party.
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
Other Non-Operating Loss (Income)
For the nine months ended September 30, 2025, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives, sublease income, and forfeitures of vested equity awards offset by TRA contractual interest and related charges. For the nine months ended September 30, 2024, Other non-operating loss (income) consisted of expense related to term loan modifications and TRA contractual interest and related charges offset by sublease income.

Income Tax Expense (Benefit)
Income tax expense (benefit) includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and
C-Corporations subject to entity level taxation, and income tax expense (benefit) recognized as a result of the Common
Control Reorganization (“CCR”) subsequent to the Velocity acquisition in the first quarter of 2025.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2025	2024	$	%	2025	2024	$	%
Revenue
Net commissions and fees	$739,552	$588,129	$151,423	25.7%	$2,256,537	$1,806,264	$450,273	24.9%
Fiduciary investment income	15,025	16,565	(1,540)	(9.3)	43,376	45,917	(2,541)	(5.5)
Total revenue	$754,577	$604,694	$149,883	24.8%	$2,299,913	$1,852,181	$447,732	24.2%
Expenses
Compensation and benefits	440,434	393,249	47,185	12.0	1,355,995	1,180,825	175,170	14.8
General and administrative	117,589	88,684	28,905	32.6	330,698	247,518	83,180	33.6
Amortization	70,188	39,182	31,006	79.1	204,841	97,711	107,130	NM
Depreciation	3,607	2,467	1,140	46.2	9,134	6,820	2,314	33.9
Change in contingent consideration	11,968	(365)	12,333	NM	(2,833)	813	(3,646)	NM
Total operating expenses	$643,786	$523,217	$120,569	23.0%	$1,897,835	$1,533,687	$364,148	23.7%
Operating income	$110,791	$81,477	$29,314	36.0%	$402,078	$318,494	$83,584	26.2%
Interest expense, net	56,344	49,388	6,956	14.1	169,186	109,916	59,270	53.9
(Income) from equity method investments	(4,957)	(4,182)	(775)	18.5	(15,050)	(13,510)	(1,540)	11.4
Other non-operating loss (income)	(402)	16,590	(16,992)	NM	(636)	18,575	(19,211)	NM
Income before income taxes	$59,806	$19,681	$40,125	NM	$248,578	$203,513	$45,065	22.1%
Income tax expense (benefit)	(2,797)	(8,962)	6,165	(68.8)	65,659	16,155	49,504	NM
Net income	$62,603	$28,643	$33,960	118.6%	$182,919	$187,358	$(4,439)	(2.4) %
GAAP financial measures
Total revenue	$754,577	$604,694	$149,883	24.8%	$2,299,913	$1,852,181	$447,732	24.2%
Net commissions and fees	739,552	588,129	151,423	25.7	2,256,537	1,806,264	450,273	24.9
Compensation and benefits	440,434	393,249	47,185	12.0	1,355,995	1,180,825	175,170	14.8
General and administrative	117,589	88,684	28,905	32.6	330,698	247,518	83,180	33.6
Net income	62,603	28,643	33,960	118.6	182,919	187,358	(4,439)	(2.4)
Compensation and benefits expense ratio (1)	58.4%	65.0%			59.0%	63.8%
General and administrative expense ratio (2)	15.6%	14.7%			14.4%	13.4%
Net income margin (3)	8.3%	4.7%			8.0%	10.1%
Earnings per share (4)	$0.24	$0.15			$0.44	$0.67
Diluted earnings per share (4)	$0.20	$0.09			$0.41	$0.59
Non-GAAP financial measures*
Organic revenue growth rate	15.0%	11.8%			11.4%	13.3%
Adjusted compensation and benefits expense	$417,217	$343,442	$73,775	21.5%	$1,268,059	$1,057,424	$210,635	19.9%
Adjusted compensation and benefits expense ratio	55.3%	56.8%			55.1%	57.1%
Adjusted general and administrative expense	$101,827	$70,991	$30,836	43.4%	$287,414	$199,583	$87,831	44.0%
Adjusted general and administrative expense ratio	13.5%	11.7%			12.5%	10.8%
Adjusted EBITDAC	$235,533	$190,261	$45,272	23.8%	$744,440	$595,174	$149,266	25.1%
Adjusted EBITDAC margin	31.2%	31.5%			32.4%	32.1%
Adjusted net income	$131,704	$113,633	$18,071	15.9%	$424,225	$369,604	$54,621	14.8%
Adjusted net income margin	17.5%	18.8%			18.4%	20.0%
Adjusted diluted earnings per share	$0.47	$0.41	$0.06	14.6%	$1.52	$1.34	$0.18	13.4%
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
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $149.9 million, or 24.8%, from $604.7 million to $754.6 million for the three months ended
September 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$85.7 million, or 14.2%, of the period-over-period change in Total revenue was due to organic revenue growth.
Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing specialty and
E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines and moderate growth across our property portfolio. The growth in our property portfolio revenue was driven by new business generation offset by a continued decline in rates and retailers realizing additional opportunity to place coverage directly in the specialty and E&S markets. Growth in the quarter was balanced across our three Specialties, driven by an increase in the flow of risks into the specialty and E&S markets;
•$55.3 million, or 9.1%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Acquisition revenue was offset by a $0.4 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$10.4 million, or 1.7%, of the period-over-period change in Total revenue was due to contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $1.5 million, or 0.2%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Three Months Ended September 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$376,788	50.9%	$346,666	58.9%	$30,122	8.7%
Binding Authority	89,636	12.1	76,497	13.0	13,139	17.2
Underwriting Management	273,128	37.0	164,966	28.1	108,162	65.6
Total Net commissions and fees	$739,552		$588,129		$151,423	25.7%

Wholesale Brokerage net commissions and fees increased by $30.1 million, or 8.7%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Binding Authority net commissions and fees increased by $13.1 million, or 17.2%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.
Underwriting Management net commissions and fees increased by $108.2 million, or 65.6%, period-over-period, primarily due to organic growth within the Specialty for the quarter, inclusive of an increase in revenue from transactional business, contributions from the US Assure, Greenhill, Ethos P&C, EverSports, Geo, Innovisk, Velocity, 360, and USQ acquisitions, and an increase in contingent commissions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended September 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$672,942	91.0%	$555,282	94.4%	$117,660	21.2%
Supplemental and contingent commissions	29,782	4.0	20,455	3.5	9,327	45.6
Loss mitigation and other fees	36,828	5.0	12,392	2.1	24,436	197.2
Total Net commissions and fees	$739,552		$588,129		$151,423	25.7%
Net commissions and policy fees grew 21.2%, in line with the overall net commissions and fee revenue growth of 25.7%, for the three months ended September 30, 2025, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products as well as the inflow of risks from the Admitted market into the specialty and E&S markets and an increase in the premium rate for risks placed, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 45.6% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 197.2% period-over-period primarily due to increased capital markets activity, an increase in transactional business, captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $47.2 million, or 12.0%, from $393.2 million to $440.4 million for the three months ended September 30, 2025, compared to the same period in 2024. The following were the principal drivers of this increase:
•$56.5 million of the increase was driven by (i) the addition of 1,065 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,982 full-time employees as of September 30, 2025, from 4,917 as of September 30, 2024;
•Commissions increased $17.2 million, or 10.4%, period-over-period, driven by the 8.7% increase in
Wholesale Brokerage and 17.2% increase in Binding Authority Net commissions and fees;
•The increases were partially offset by a $12.3 million decrease in Equity-based compensation and Initial public offering related expense associated with the reversal of certain executive performance-based awards’
expense in the quarter as well as the natural runoff of Initial public offering related expense as awards continue to vest;
•A $8.5 million decrease from Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions; and
•A $5.7 million decline in Restructuring and related expense due to the completion of the ACCELERATE
2025 program at the end of 2024.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
6.6% from 65.0% to 58.4% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $28.9 million, or 32.6%, from $88.7 million to $117.6 million for the three months ended September 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$23.0 million of increased professional services and IT charges associated with ongoing technology and data initiatives as well as costs directly linked to revenue growth in the period and recruiter fees; and
•$11.0 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange.
•The increase was partially offset by a $5.1 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.9% from 14.7% to 15.6% period-over-period.
Amortization
Amortization expense increased by $31.0 million from $39.2 million to $70.2 million for the three months ended
September 30, 2025, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $267.2 million period-over-period.
Interest Expense, Net
Interest expense, net increased $7.0 million, or 14.1%, from $49.4 million to $56.3 million for the three months ended
September 30, 2025, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended September 30, 2025, was an increase in debt from recent acquisition activity.
Other Non-Operating Loss (Income)
Other non-operating loss (income) decreased by $17.0 million to income of $0.4 million for the three months ended
September 30, 2025, as compared to a loss of $16.6 million in the same period in the prior year. For the three months ended
September 30, 2025, Other non-operating loss (income) consisted of $0.3 million of forfeitures of vested equity awards,
$0.2 million of seller reimbursement of acquisition-related retention incentives, and $0.2 million of sublease income offset by $0.4 million of TRA contractual interest and related charges. For the three months ended September 30, 2024, Other non-operating loss (income) consisted of $16.2 million of term loan modification expense and $0.5 million of TRA contractual interest and related charges offset by $0.1 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $40.1 million from $19.7 million to $59.8 million for the three months ended
September 30, 2025, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $6.2 million from a benefit of $9.0 million to a benefit of $2.8 million for the three months ended September 30, 2025, compared to the same period in the prior year primarily as a result of an increase in pre-
tax book income.
Net Income
Net income increased $34.0 million from $28.6 million to $62.6 million for the three months ended September 30, 2025, compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $447.7 million, or 24.2%, from $1,852.2 million to $2,299.9 million for the nine months ended
September 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$211.0 million, or 11.4%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Acquisition revenue was offset by a $1.2 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$200.5 million, or 10.8%, of the period-over-period change in Total revenue was due to organic revenue growth. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing specialty and E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines and moderate growth across our property portfolio. The growth in our property portfolio revenue was driven by new business generation offset by a continued decline in rates and retailers realizing additional opportunity to place coverage directly in the specialty and E&S markets. Growth in the quarter was balanced across our three Specialties, driven by an increase in the flow of risks into the specialty and E&S markets;
•$38.7 million, or 2.1%, of the period-over-period change in Total revenue was due to contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $2.5 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior-year period.

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$1,214,741	53.8%	$1,114,240	61.7%	$100,501	9.0%
Binding Authority	286,110	12.7	245,762	13.6	40,348	16.4
Underwriting Management	755,686	33.5	446,262	24.7	309,424	69.3
Total Net commissions and fees	$2,256,537		$1,806,264		$450,273	24.9%

Wholesale Brokerage net commissions and fees increased by $100.5 million, or 9.0%, period-over-period, primarily due to organic growth within the Specialty for the period as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.
Binding Authority net commissions and fees increased by $40.3 million, or 16.4%, period-over-period, primarily due to strong organic growth within the Specialty for the period as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.
Underwriting Management net commissions and fees increased by $309.4 million, or 69.3%, period-over-period, primarily due to organic growth within the Specialty for the period, inclusive of an increase in transactional business, contributions from the Castel, US Assure, Greenhill, Ethos P&C, EverSports, Geo, Innovisk, Velocity, 360, and USQ acquisitions, and an increase in contingent commissions.

The following table sets forth our revenue by type of commission and fees:

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$2,083,983	92.4%	$1,706,781	94.5%	$377,202	22.1%
Supplemental and contingent commissions	103,185	4.6	58,618	3.2	44,567	76.0
Loss mitigation and other fees	69,369	3.0	40,865	2.3	28,504	69.8
Total Net commissions and fees	$2,256,537		$1,806,264		$450,273	24.9%
Net commissions and policy fees grew 22.1%, in line with the overall net commissions and fee revenue growth of 24.9%, for the nine months ended September 30, 2025, as compared to the same period in the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products as well as the inflow of risks from the Admitted market into the specialty and E&S markets and an increase in the premium rate for risks placed, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 76.0% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 69.8% period-over-period primarily due to increased capital markets activity, an increase in transactional business, captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $175.2 million, or 14.8%, from $1,180.8 million to $1,356.0 million for the nine months ended September 30, 2025, compared to the same period in 2024. The following were the principal drivers of this increase:
•$152.4 million of the increase was driven by (i) the addition of 1,065 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,982 full-time employees as of September 30, 2025, from 4,917 as of September 30, 2024;
•Commissions increased $57.7 million, or 10.8%, period-over-period, driven by the 9.0% increase in
Wholesale Brokerage and 16.4% increase in Binding Authority Net commissions and fees; and
•An increase of $11.5 million was driven by Acquisition-related expense and Acquisition related long-term incentive compensation related to recently completed acquisitions.
•The increases were partially offset by a $35.7 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024; and
•A $10.7 million decrease in Equity-based compensation and Initial public offering related expense associated with the reversal of certain executive performance-based awards’ expense in the period as well as the natural runoff of Initial public offering related expense as awards continue to vest.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of
4.8% from 63.8% to 59.0% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $83.2 million, or 33.6%, from $247.5 million to $330.7 million for the nine months ended September 30, 2025, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$56.7 million of increased professional services and IT charges associated with ongoing technology and data initiatives as well as costs directly linked to revenue growth in the period and recruiter fees;
•$31.2 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange; and
•$7.5 million was driven by an increase in Acquisition-related expense associated with one-time diligence, transaction-related, and integration costs.
•The increase was partially offset by a $12.2 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 1.0% from 13.4% to 14.4% period-over-period.
Amortization
Amortization expense increased by $107.1 million from $97.7 million to $204.8 million for the nine months ended
September 30, 2025, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets increased by $267.2 million period-over-period.
Interest Expense, Net
Interest expense, net increased $59.3 million, or 53.9%, from $109.9 million to $169.2 million for the nine months ended
September 30, 2025, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the nine months ended September 30, 2025, was an increase in debt from recent acquisition activity.
Other Non-Operating Loss (Income)
Other non-operating loss (income) decreased by $19.2 million to income of $0.6 million for the nine months ended
September 30, 2025, as compared to a loss of $18.6 million in the same period in the prior year. For the nine months ended
September 30, 2025, Other non-operating loss (income) consisted of $0.6 million of seller reimbursement of acquisition-
related retention incentives, $0.4 million of sublease income, and $0.3 million of forfeitures of vested equity awards offset by $0.8 million of TRA contractual interest and related charges. For the nine months ended September 30, 2024, Other non-operating loss (income) consisted of $18.1 million of expense related to term loan modifications and $0.8 million of
TRA contractual interest and related charges offset by $0.4 million of sublease income.
Income Before Income Taxes
Income before income taxes increased $45.1 million from $203.5 million to $248.6 million for the nine months ended
September 30, 2025, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) increased $49.5 million from $16.2 million to $65.7 million for the nine months ended
September 30, 2025, compared to the same period in the prior year primarily as a result of $48.0 million of income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025 as well as an increase in pre-tax book income.
Net Income
Net income decreased $4.4 million from $187.4 million to $182.9 million for the nine months ended September 30, 2025, compared to the same period in the prior year as a result of the factors described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Current period Net commissions and fees revenue	$739,552	$588,129	$2,256,537	$1,806,264
Less: Current period contingent commissions	(24,310)	(14,842)	(82,164)	(44,741)
Less: Revenue attributable to sold businesses	(65)	—	(354)	—
Net commissions and fees revenue excluding contingent commissions	$715,177	$573,287	$2,174,019	$1,761,523

Prior period Net commissions and fees revenue	$588,129	$487,345	$1,806,264	$1,507,878
Less: Prior year contingent commissions	(14,842)	(4,487)	(44,741)	(30,624)
Less: Revenue attributable to sold businesses	(427)	—	(1,548)	—
Prior period Net commissions and fees revenue excluding contingent commissions	$572,860	$482,858	$1,759,975	$1,477,254

Change in Net commissions and fees revenue excluding contingent commissions	$142,317	$90,429	$414,044	$284,269
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(55,650)	(33,416)	(212,249)	(87,690)
Impact of change in foreign exchange rates	(923)	(196)	(1,324)	(521)
Organic revenue growth (Non-GAAP)	$85,744	$56,817	$200,471	$196,058

Net commissions and fees revenue growth rate (GAAP)	25.7%	20.7%	24.9%	19.8%
Less: Impact of contingent commissions (1)	(0.9)	(2.0)	(1.4)	(0.6)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	24.8%	18.7%	23.5%	19.2%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(9.7)	(6.9)	(12.0)	(5.9)
Impact of change in foreign exchange rates (4)	(0.1)	0.0	(0.1)	0.0
Organic Revenue Growth Rate (Non-GAAP)	15.0%	11.8%	11.4%	13.3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
Compensation and benefits expense	$440,434	$393,249	$1,355,995	$1,180,825
Acquisition-related expense	(3,583)	(3,785)	(8,546)	(5,171)
Acquisition related long-term incentive compensation	(7,463)	(15,775)	(25,115)	(17,039)
Restructuring and related expense	—	(5,693)	—	(35,676)
Amortization and expense related to discontinued prepaid incentives	(981)	(1,095)	(3,287)	(3,851)
Equity-based compensation (1)	(7,432)	(17,385)	(36,854)	(39,656)
Initial public offering related expense	(3,758)	(6,074)	(14,134)	(22,008)
Adjusted compensation and benefits expense (2)	$417,217	$343,442	$1,268,059	$1,057,424
Compensation and benefits expense ratio	58.4%	65.0%	59.0%	63.8%
Adjusted compensation and benefits expense ratio	55.3%	56.8%	55.1%	57.1%
(1)For the three months ended September 30, 2025, $5.8 million of expense was reversed associated with certain executive performance-based awards. For the three months ended September 30, 2024, Equity-based compensation included $4.6 million of expense associated with the removal of equity transfer restrictions for an executive officer of the Company.
See “Note 8, Equity-Based Compensation” of the unaudited quarterly financial statements for additional discussion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
General and administrative expense	$117,589	$88,684	$330,698	$247,518
Acquisition-related expense	(15,762)	(12,560)	(43,284)	(35,779)
Restructuring and related expense	—	(5,133)	—	(12,156)
Adjusted general and administrative expense (1)	$101,827	$70,991	$287,414	$199,583
General and administrative expense ratio	15.6%	14.7%	14.4%	13.4%
Adjusted general and administrative expense ratio	13.5%	11.7%	12.5%	10.8%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition-related expense included a $4.5 million charge for the nine months ended September 30, 2024, related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in both years represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be met in order to be earned. Restructuring and related expense consists of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program, which concluded at the end of 2024. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments.
Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended September 30, 2025, Other non-operating loss (income) consisted of $0.3 million of forfeitures of vested equity awards, $0.2 million of seller reimbursement of acquisition-related retention incentives, and $0.2 million of sublease income offset by $0.4 million of TRA contractual interest and related charges. For the three months ended September 30,
2024, Other non-operating loss (income) consisted of $16.2 million of term loan modification expense and $0.5 million of
TRA contractual interest and related charges offset by $0.1 million of sublease income. For the nine months ended
September 30, 2025, Other non-operating loss (income) consisted of $0.6 million of seller reimbursement of acquisition-
related retention incentives, $0.4 million of sublease income, and $0.3 million of forfeitures of vested equity awards offset by $0.8 million of TRA contractual interest and related charges. For the nine months ended September 30, 2024, Other non-operating loss consisted of $18.1 million of expense related to term loan modifications and $0.8 million of TRA contractual interest and related charges offset by $0.4 million of sublease income. Equity-based compensation reflects non-
cash equity-based expense. IPO related expenses include compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
Net income	$62,603	$28,643	$182,919	$187,358
Interest expense, net	56,344	49,388	169,186	109,916
Income tax expense (benefit)	(2,797)	(8,962)	65,659	16,155
Depreciation	3,607	2,467	9,134	6,820
Amortization	70,188	39,182	204,841	97,711
Change in contingent consideration	11,968	(365)	(2,833)	813
EBITDAC	$201,913	$110,353	$628,906	$418,773
Acquisition-related expense	19,345	16,345	51,830	40,950
Acquisition related long-term incentive compensation	7,463	15,775	25,115	17,039
Restructuring and related expense	—	10,826	—	47,832
Amortization and expense related to discontinued prepaid incentives	981	1,095	3,287	3,851
Other non-operating loss (income)	(402)	16,590	(636)	18,575
Equity-based compensation	7,432	17,385	36,854	39,656
IPO related expenses	3,758	6,074	14,134	22,008
(Income) from equity method investments	(4,957)	(4,182)	(15,050)	(13,510)
Adjusted EBITDAC	$235,533	$190,261	$744,440	$595,174
Net income margin	8.3%	4.7%	8.0%	10.1%
Adjusted EBITDAC margin	31.2%	31.5%	32.4%	32.1%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$754,577	$604,694	$2,299,913	$1,852,181
Net income	$62,603	$28,643	$182,919	$187,358
Income tax expense (benefit)	(2,797)	(8,962)	65,659	16,155
Amortization	70,188	39,182	204,841	97,711
Amortization of deferred debt issuance costs (1)	2,397	15,402	7,157	21,838
Change in contingent consideration	11,968	(365)	(2,833)	813
Acquisition-related expense	19,345	16,345	51,830	40,950
Acquisition related long-term incentive compensation	7,463	15,775	25,115	17,039
Restructuring and related expense	—	10,826	—	47,832
Amortization and expense related to discontinued prepaid incentives	981	1,095	3,287	3,851
Other non-operating loss (income)	(402)	16,590	(636)	18,575
Equity-based compensation	7,432	17,385	36,854	39,656
IPO related expenses	3,758	6,074	14,134	22,008
(Income) from equity method investments	(4,957)	(4,182)	(15,050)	(13,510)
Adjusted income before income taxes (2)	$177,979	$153,808	$573,277	$500,276
Adjusted income tax expense (3)	(46,275)	(40,175)	(149,052)	(130,672)
Adjusted net income	$131,704	$113,633	$424,225	$369,604
Net income margin	8.3%	4.7%	8.0%	10.1%
Adjusted net income margin	17.5%	18.8%	18.4%	20.0%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and nine months ended September 30, 2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC. For the three and nine months ended September 30, 2024, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of
5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
Adjusted Diluted Earnings Per Share
We define Adjusted diluted earnings per share as Adjusted net income divided by diluted shares outstanding after adjusting for the effect if 100% of the outstanding LLC Common Units (together with the shares of Class B common stock), vested
Class C Incentive Units, vested but unexercised Options, and unvested equity awards were exchanged into shares of Class
A common stock as if 100% of unvested equity awards were vested. The most directly comparable GAAP financial metric is Diluted earnings per share.

A reconciliation of Adjusted diluted earnings per share to Diluted earnings per share, the most directly comparable GAAP measure, for each of the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share of Class A common stock – diluted	$0.20	$0.09	$0.41	$0.59
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.09)	(0.03)	(0.01)	(0.29)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.12	0.05	0.27	0.39
Plus: Adjustments to Adjusted net income (3)	0.25	0.31	0.88	0.67
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	(0.03)	(0.02)
Adjusted diluted earnings per share	$0.47	$0.41	$1.52	$1.34

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	273,462	272,686	138,090	271,283
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	—	135,644	—
Plus: Dilutive impact of unvested equity awards (4)	5,526	3,467	5,407	4,445
Adjusted diluted earnings per share diluted share count	278,988	276,153	279,141	275,728
(1)Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at
Net income attributable to Ryan Specialty Holdings, Inc. For the three months ended September 30, 2025 and 2024, this removes $23.4 million and $8.3 million of Net income, respectively, on 273.5 million and 272.7 million Weighted-
average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30,
2025 and 2024, this removes $1.2 million and $78.3 million of Net income, respectively on 138.1 million and 271.3 million Weighted average shares of Class A common stock outstanding - diluted, respectively. See “Note 9, Earnings
Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the three months ended September 30, 2025 and 2024, this includes $31.5 million and $11.1 million of Net income, respectively, on 273.5 million and 272.7 million Weighted-average shares of Class A common stock outstanding -
diluted, respectively. For the nine months ended September 30, 2025 and 2024, this includes $127.5 million and $106.4 million of Net income, respectively, on 273.7 million and 271.3 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30, 2025, 135.6 million weighted average outstanding LLC Common Units were considered dilutive and included in the 273.7 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. See “Note 9, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 273.5 million and 272.7 million Weighted-
average shares of Class A common stock outstanding - diluted for the three months ended September 30, 2025 and
2024, respectively, and 273.7 million and 271.3 million Weighted-average shares of Class A common stock outstanding
- diluted for the nine months ended September 30, 2025 and 2024, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards as well as outstanding vested options and vested Class C Incentive Units is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was
$0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 9, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended September 30, 2025 and 2024, 5.5 million and 3.5 million shares were added to the calculation, respectively. For the nine months ended September 30, 2025 and 2024, 5.4 million and 4.4 million shares were added to the calculation, respectively.

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
The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is generally invested in very liquid securities with a focus on preservation of principal. To minimize investment risk, we maintain cash holdings pursuant to an investment policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,220.4 million and $1,120.9 million as of September 30, 2025 and 2024, respectively, and fiduciary receivables of
$2,526.7 million and $2,236.1 million as of September 30, 2025 and 2024, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes.
Of the $153.5 million of Cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2025, $83.8
million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
On September 13, 2024, the Company entered into the Seventh Amendment to the Credit Agreement, which refinanced the existing Term Loan in the aggregate principal amount of $1,588.1 million outstanding as of June 30, 2024, and increased the size of the Term Loan by $111.9 million to $1,700.0 million as of September 30, 2024. In addition to increasing the size of the Term Loan, the Seventh Amendment reduced the applicable interest rate of the Term Loan from Adjusted Term
SOFR plus a margin of 2.75% to Adjusted Term SOFR plus a margin of 2.25% and lowered the 75 basis point floor on
Adjusted Term SOFR to a 0 basis point floor. Upon achievement of a stable (or better) corporate family rating from
Moody’s of Ba3 or better, the applicable interest rate of the Term Loan will be revised to Adjusted Term SOFR plus a margin of 2.00%. In August 2025, Moody’s Ratings upgraded the Company’s credit rating from B1 to Ba3. As a result, the applicable interest rate on the Company’s Term Loan decreased from Adjusted Term SOFR + 2.25% as of December 31,
2024, to Adjusted Term SOFR + 2.00% as of September 30, 2025.
On September 19, 2024, the LLC issued $600.0 million of 8-year Senior Secured Notes. On December 9, 2024, the LLC issued an additional $600.0 million of its 2032 Senior Secured Notes as “additional notes” under a supplement to the indenture dated as of September 2024. All of the 2032 Senior Secured Notes carry a 5.875% interest rate and will mature on August 1, 2032.
As of September 30, 2025, the interest rate on the Term Loan was 2.00% plus Adjusted Term SOFR.
As of September 30, 2025, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the nine months ended September 30, 2025.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of September 30, 2025, will be $473.2 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the
TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made,

and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	26,173	1,967	8,005	36,145
Accrued interest	—	—	783	783
Balance at September 30, 2025	$279,406	$85,382	$108,436	$473,224
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of September 30, 2025, were $556.7 million consisting of (i) Exchange Tax Attributes of $328.7 million, (ii) Pre-IPO M&A Tax Attributes of
$100.4 million, and (iii) TRA Payment Tax Attributes of $127.6 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Nine Months Ended September 30, 2025 and 2024
Cash and cash equivalents decreased $81.7 million from $235.2 million at September 30, 2024, to $153.5 million at
September 30, 2025. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2025, were $380.4 million, an increase of $125.2 million compared to the nine months ended September 30, 2024. This increase in cash flows provided by operating activities was driven by an increase of $107.1 million in Amortization associated with recent acquisitions, an increase of $48.0 million in Deferred income tax expense from the CCR associated with the Velocity acquisition, an increase of $13.4 million in Deferred income tax expense (benefit), and an increase of $8.4 million in Prepaid and deferred compensation expense. These increases in cash flows from operating activities were offset by a decrease in Net income of
$4.4 million, an increase in Commissions and fees receivable - net of $27.9 million, a decrease in Accrued interest liability of $14.7 million, a decrease in Amortization of deferred debt issuance costs of $14.7 million, and a decrease in Non-cash equity-based compensation of $10.7 million.
Cash Flows From Investing Activities
Cash flows used for investing activities during the nine months ended September 30, 2025, were $707.2 million, a decrease of $579.3 million compared to the $1,286.4 million of cash flows used for investing activities during the nine months ended September 30, 2024. The main driver of the cash flows used for investing activities in the nine months ended
September 30, 2025, was $636.9 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity, $50.7 million of Capital expenditures, and a $16.6 million Equity method investment in VSIC, compared to
$1,256.7 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $29.7 million of Capital expenditures for the nine months ended September 30, 2024.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2025, were $5.3 million, a decrease of $620.0 million compared to cash flows provided by financing activities of $625.3 million during the nine months ended September 30, 2024. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2025, were Borrowings on Revolving Credit Facility (net of repayments) of $124.0 million, a Net change in fiduciary liabilities of $38.3 million, and Receipt of taxes related to net share settlement of equity awards of
$35.2 million. These increases were offset by Class A common stock dividends and Dividend Equivalents paid of $46.8 million, Tax distributions to non-controlling LLC Unitholders of $45.7 million, Taxes paid related to net share settlement of equity awards of $36.1 million, Payment of contingent consideration of $29.3 million, Distributions and Declared
Distributions paid to non-controlling LLC Unitholders of $20.4 million, Repayment of term debt of $12.8 million, and
Debt issuance costs paid of $2.9 million. The main drivers of cash flows provided by financing activities during the nine months ended September 30, 2024, were Proceeds from Senior Secured Notes of $595.2 million, Proceeds from term debt of $107.6 million, and Net change in fiduciary liabilities of $90.7 million offset by Class A common stock dividends and
Dividend Equivalents paid of $66.5 million, Tax distributions to non-controlling LLC Unitholders of $65.8 million, Debt issuance costs paid of $16.8 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of

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
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of September 30, 2025, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2025
Current accrued compensation	$10,500
Non-current accrued compensation	26,562
Total liability	$37,062
Projected future expense	48,184
Total projected future cash outflows	$85,246

Projected Future Cash Outflows
(in thousands)
2025	$6,929
2026	17,184
2027	16,515
2028	35,951
Thereafter	$8,667
Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
September 30, 2025, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2025
Current accounts payable and accrued liabilities	$39,214
Other non-current liabilities	88,435
Total liability	$127,649
Projected future expense	12,868
Total projected future cash outflows	$140,517

Projected Future Cash Outflows
(in thousands)
2025	$270
2026	42,030
2027	85,654
2028	6,283
Thereafter	$6,280

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
Foreign Currency Risk
For the nine months ended September 30, 2025, approximately 6% of revenues were generated from activities in the
United Kingdom, Europe, Canada, India, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Danish Krone, Canadian Dollar,
Singapore Dollar, and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of September 30, 2025, we had $1,687.3 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of September 30,
2025 and December 31, 2024, as determined based upon information available.
On April 7, 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan for an upfront cost of $25.5 million. The interest rate cap has a $1,000.0 million notional amount, 2.75% strike, and terminates on December 31, 2025.

Based on the below balances as of September 30, 2025, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at September 30, 2025	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$153,485	$(1,535)	$1,535
Term Loan principal outstanding (1)	1,687,300	16,873	(16,873)
Interest rate cap notional amount (2)	1,000,000	(10,000)	10,000
Net exposure to Interest expense, net		$5,338	$(5,338)

Cash and cash equivalents held in a fiduciary capacity	$1,220,388	$12,204	$(12,204)
Net exposure to Fiduciary investment income		$12,204	$(12,204)

Impact to Net income		$6,866	$(6,866)
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities.
On July 1, 2025, as partial consideration for the asset acquisition of J.M. Wilson Corporation, New LLC and the Company
issued 295,629 LLC Common Units and an equal number of shares of Class B Common Stock, par value $0.001 per share, of the Company (the “Class B Common Stock”), respectively. Each LLC Common Unit and its associated share of Class B
Common Stock was issued for $67.6523, which was the volume-weighted average price of the Company’s Class A
Common Stock, par value $0.001 per share (the “Class A Common Stock”), on the NYSE for the twenty consecutive trading days ending on the trading day immediately prior to the issuance date. The issuances by New LLC and the
Company were exempt from registration in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering. No underwriters were involved in the issuance and sale of the LLC Common Units and the Class B Common Stock.
Shares of Class B Common Stock do not represent economic interests in the Company but do confer a voting right to the holder. Pursuant to the terms of the New LLC Operating Agreement, the LLC Common Units, along with an equivalent number of shares of Class B Common Stock, may be exchanged by the holder for an equal number of shares of Class A
Common Stock. Shares of Class B Common Stock delivered for exchange will be cancelled for no consideration.
Purchases of Equity Securities by the Issuer or an Affiliated Purchaser.
The following table summarizes purchases of shares of our Class A Common Stock during the three months ended
September 30, 2025, by Patrick G. Ryan, the Company’s founder and Executive Chairman. Mr. Ryan may be deemed to be an “affiliated purchaser” (as such term is used in Rule 10b-18(a)(3) promulgated under the Exchange Act).

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share
July 1 - July 31, 2025	—	—
August 1 - August 31, 2025	—	—
September 1 - September 30, 2025	276,634	$51.8384
Total	276,634	$51.8384
1 All shares were purchased in open-market transactions by Mr. Ryan in compliance with rule 10b-18 and not as part of a repurchase plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, Mark S. Katz, Executive Vice President, General Counsel and Corporate
Secretary, adopted on August 21, 2025, a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of
Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a
“10b5-1 Plan”) to sell (i) up to 5,500 shares of the Company’s Class A common stock that are issuable upon conversion of
LLC Common Units and (ii) a number of shares of Class A common stock issuable upon conversion of up to 70,000 Class
C Incentive Units of New LLC (the “Class C Units”), between the first potential sale date on November 20, 2025, and the expiration of his 10b5-1 Plan on March 13, 2026. The Class C Units are profits interests with a participation threshold, as of September 30, 2025, of $23.19. Pursuant to the terms of the award agreement for the Class C Units, the participation threshold is adjusted downward for distributions that the LLC makes to the Company. When the value of the Class A common stock exceeds the participation threshold of the Class C Units, the vested profits interests may be exchanged for
LLC Common Units of equal value where the value of each Class C Unit is equal to the difference between the 20-day volume weighted average price of the Class A common stock immediately preceding the date of exchange and the participation threshold. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class
A common stock of the Company. For more information regarding Class C Incentive Units of New LLC and applicable participation threshold information, see “Note 8, Equity-Based Compensation” of the unaudited quarterly consolidated financial statements included herein.

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

10.18
First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of
New Ryan Specialty, LLC, dated as of April 30, 2024, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly
Report on Form 10-Q filed on August 02, 2024).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: October 31, 2025	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)