Form 10-K
period 2025-12-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2026-02-13
CIK 1849253

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
For the fiscal year ended DECEMBER 31, 2025
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2025 (the last day of the Registrant’s most recently completed second quarter) was
$8,557,552,987.
On February 9, 2026, the Registrant had 264,189,701 shares of common stock outstanding, consisting of 129,680,816 shares of Class A common stock,
$0.001 par value, and 134,508,885 shares of Class B common stock, $0.001 par value.
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14 which will be filed no later than 120 days after the Registrant’s fiscal year ended December 31, 2025.

COMMONLY USED DEFINED TERMS
As used in this annual report, unless the context indicates or otherwise requires, the following terms have the following meanings:
•“we”, “us”, “our”, the “Company”, “Ryan Specialty”, and similar references refer to Ryan Specialty
Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including the LLC.
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
•“Class C Incentive Units”: Class C common incentive units, initially of the LLC on and prior to September
30, 2021, and then subsequently of New LLC, are exchangeable into LLC Common Units.
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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-
looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,”
“plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expected benefits relating to our corporate restructuring program, expenditures, cash flows, growth rates and financial results, any future dividends, our plans, and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•our failure to successfully recruit and retain our senior management team, revenue producers, or other key employees, and to successfully plan and prepare for the succession of our senior management team;
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
our business;
•failure to maintain the valuable aspects of our Company’s culture;
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
•the impact if the contracts that govern our MGAs or MGUs are terminated or changed;
•a decrease in the amount of supplemental or contingent commissions we receive;
•our inability to collect our receivables;
•disintermediation within the insurance industry and shifts away from traditional insurance markets;
•impairment of goodwill and intangibles;

•the challenges with properly assessing, adapting to, and managing the adoption and use of artificial intelligence and other evolving technologies;
•the inability to maintain strong growth and generate sufficient revenue to maintain profitability;
•the loss of clients or business as a result of consolidation within the retail insurance brokerage industry;
•the inability to achieve the intended results of our restructuring program;
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
•the impact of improper disclosure of confidential, personal, or proprietary data, misuse of information by employees or counterparties, or as a result of cyber incidents and cyberattacks;
•our inability to gain internal efficiencies through the application of technology, effectively apply technology in driving value for our clients, or the failure of technology and automated systems to function or perform as expected;
•the impact of infringement, misappropriation, or dilution of our intellectual property;
•the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
•the impact of evolving governmental regulations, legal proceedings, and governmental inquiries related to our business;
•being subject to E&O claims, as well as other contingencies and legal proceedings;
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
•risks relating to our share repurchase program; and
•other factors disclosed in the section entitled “Risk Factors” in this Annual Report.
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
i

PART I
ITEM 1. BUSINESS
Overview
Founded by Patrick G. Ryan in 2010, Ryan Specialty is an international specialty insurance intermediary that provides specialty products, solutions, and services for insurance brokers, agents, and carriers. We provide distribution, underwriting, product development, administration, and risk management services through our wholesale brokerage platform and, on behalf of insurance carriers, through delegated underwriting authority via our managing underwriter, binding authority, and national program operations. Our expertise spans an extensive array of property, casualty, professional lines, transportation, personal lines, workers’ compensation, and employee benefits insurance. Our mission is to provide industry-leading innovative solutions for insurance brokers, agents, and carriers.
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
Who We Are
We are a specialty insurance intermediary offering wholesale insurance brokerage and delegated underwriting authority products and services through both traditional insurance and alternative risk solutions. We are the second-largest
U.S. P&C insurance wholesale broker and the largest U.S. P&C managing underwriter based on 2024 premium volume as published in the Excess & Surplus Lines Market special report from Business Insurance. Our distribution network encompasses over 700 individuals directly responsible for revenue generation in our Wholesale Brokerage and Binding
Authority Specialties (each, a “Producer” and together, the “Producers”) and our Underwriting Management Specialty
which develops and underwrites over 300 individual products. This provides us access to over 35,000 retail brokerage firms and over 350 insurance carriers. We are compensated primarily through commissions and fees for the services we provide.

Our business was founded to address the growing need for specialists in the increasingly important specialty and E&S markets. For the year ended December 31, 2025, 78% of the total premiums we placed were in the E&S market.
The E&S market has been driven by the continued emergence of large, complex, and high-hazard risks across many lines of insurance. These risks include more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding and convective storms, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business.
Compared to Admitted carriers, E&S insurance carriers often have more flexibility to quickly adjust coverage terms, pricing, and conditions in response to market needs and dynamics. This practice is commonly referred to as
“freedom of rate and form,” which can facilitate coverage that would not otherwise be attainable. With greater flexibility,
E&S underwriters can tailor insurance products to meet emerging risks, the needs of insureds, and the risk appetite of insurance carriers. As a result, the emergence of complex, unique, or otherwise hard-to-place risks, and the need for specialty solutions, have driven meaningful growth within the E&S market.
Based on data from AM Best, the U.S. E&S market (which comprised $130 billion of direct written premium in
2024) has grown at a CAGR of 10.6%, compared to 4.4% for the U.S. Admitted market, between 2010 and 2024. E&S market share as a percentage of total U.S. commercial insurance premium increased from 13.5% in 2010 to 25.7% in 2024.
We believe the higher rate of growth of the E&S market is due to the shift towards complex risks, insulating the E&S market from broader economic trends. We expect that this trend will continue.
2010-2024 Commercial Lines Market Size CAGR1
1 Admitted P&C direct premiums written (“DPW”) calculated as Commercial
Lines direct premium written per S&P Global Market Intelligence, less E&S DPW per AM Best
E&S Market Share Commercial Lines P&C Industry2
2 E&S market share calculated as E&S DPW per AM Best divided by Commercial
Lines DPW from state pages per S&P Global Market Intelligence
We have been able to increase our market share by offering custom solutions and products to better address changing market fundamentals. Historically, smaller wholesale insurance brokers have relied on a go-to-market strategy that is primarily predicated on facilitating access to underwriting capacity. As risks in the E&S market continue to become more complex, increasingly global and higher hazard, simply offering market access to retail insurance brokers is no longer sufficient. We believe that as risks become more complex, the E&S market will continue to become more material and wholesale brokers that do not have sufficient scale or the financial and intellectual capital to invest in the required specialty capabilities will struggle to compete effectively. This dynamic will continue the trend of market share consolidation among the wholesale insurance brokers that have these capabilities.
Our growth has been further supported by the rapid consolidation among retail insurance brokers and the consolidation of their wholesaler trading partner relationships. During 2025, retail insurance brokers completed 695 merger and acquisition (“M&A”) transactions according to OPTIS Partners, compared to 787 in 2024, 835 in 2023, and 1,032 in
2022. According to Business Insurance, this M&A velocity contributed to the Top 100 retail brokers growing revenue by over 14% in 2024. As retail brokers continue to become larger, they focus on maintaining and establishing relationships with fewer, more trusted wholesale brokers. This approach, commonly known as “wholesale panel consolidation,” ensures that the retail brokers have quality, clarity, and consistency across their operations and insurance placement. The trend of wholesale panel consolidation started in 2011 among global retail insurance brokers and was subsequently replicated by middle-market retail brokers. We believe that retail insurance brokers will continue to favor having us on their wholesale panels as a preferred trading partner because we have national scale, top-flight talent, a full suite of product solutions, and are free from channel conflicts with their retail operations. We expect that these dynamics will foster growth in the amount of premiums we place from these existing retail broker relationships.
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
Our people are our source of intellectual capital. We have sought to attract, develop, and retain many of the most skilled specialty insurance professionals in the industry. We seek to attract leading talent into our organization by offering a purpose-driven culture, a wide range of opportunities for career advancement, and a platform for success through the breadth of our retail insurance broker relationships. We have access to over 35,000 retail insurance brokerage firms, including preferred relationships with all of the top 100 retail insurance brokers. We have been highly successful in our recruiting and retention efforts and are a destination of choice for top-tier talent. Typically, each cohort of Producers hired since 2016 has generated revenue which exceeded compensation costs by the end of such cohort’s second full year.
Ensuring individual Producer book of business growth is critical for our business as it supports our organic growth, motivates our Producers, and fosters retention. In 2025, our Producer retention rate was 96%. We continue to make significant investments in people. We have formalized our Producer sourcing and development program through the establishment of Ryan Specialty University, allowing us to even more effectively cultivate talent across all specialties. We expect this program will continue to drive growth in the future.
Our Producers are able to offer retail insurance brokers multi-channel access to E&S and Admitted markets through our three Specialties: Wholesale Brokerage, Binding Authority, and Underwriting Management.
•Wholesale Brokerage: Our Wholesale Brokerage Specialty operates predominantly under the brand “RT
Specialty” along with others such as “RT ProExec” and “CERT.” Wholesale Brokerage assists retail brokers in procuring a wide range and diversified mix of specialty property, casualty, professional lines, personal lines, and workers’ compensation insurance products from insurance carriers. We provide insurance carriers with efficient variable-cost distribution in all 50 states through our extensive relationships with retail brokers. For the years ended December 31, 2025 and 2024, our Wholesale
Brokerage Specialty generated $1,600.4 million in net commission and fees, representing 53.4% of our total net commission and fees, and $1,489.1 million in net commission and fees, representing 60.6% of our total net commission and fees, respectively.
•Binding Authority: Our Binding Authority Specialty operates under the “RT Specialty,” “Connector,” and
“RT Binding Authority” brands. Binding Authority provides timely and secure access to our carrier trading partners that have delegated underwriting authority and critical administrative and distribution responsibilities to us through our in-house binding agreements. A significant component of our growth in a majority of this business comprises larger volume, smaller premium policies with well-defined underwriting criteria which allows us to combine swift turnaround with the authority to bind insurance carriers to coverage regardless of the complexity of risk. For the years ended December 31, 2025 and 2024, our Binding Authority Specialty generated $370.2 million in net commission and fees, representing 12.4%
of our total net commission and fees, and $320.4 million in net commission and fees, representing 13.0% of our total net commission and fees, respectively.
•Underwriting Management: Our Underwriting Management Specialty operates under multiple brands, which are collectively referred to as “Ryan Specialty Underwriting Managers.” Our Underwriting
Management Specialty offers insurance and reinsurance carriers cost-effective specialty market expertise in distinct and complex market niches underserved in today’s marketplace through 39 MGAs and MGUs, which act on behalf of insurance and reinsurance carriers. These carriers have provided us the authority to design, underwrite, and bind coverage, and administer policies for specific risks. We also have a National
Programs Platform that, together with our MGAs and MGUs, offers commercial insurance for specific product lines or industry classes. Ryan Specialty Underwriting Managers offers a broad distribution platform through a network of retail, wholesale, and reinsurance brokers, including RT Specialty. For the years ended December 31, 2025 and 2024, our Underwriting Management Specialty generated $1,024.0 million in net commission and fees, representing 34.2% of our total net commission and fees, and $646.2 million in net commission and fees, representing 26.3% of our total net commission and fees, respectively.

We have significantly enhanced our human capital, product capabilities, and geographic footprint through strategic acquisitions. Since inception, we have partnered with over 60 firms through acquisition. These firms represent a diverse mix of specialties and geographies, allowing us to better service both existing and prospective trading partners. The targets that we acquired in 2025 had revenues for the unaudited twelve-month period prior to acquisition of over $125 million. We are highly selective in our M&A strategy and focus on partners that share our long-term approach, inclusive culture and commitment to integrity and client centricity. We primarily source our acquisitions through proprietary dialogue with potential partners and selectively take part in auction processes in which we believe we have a differentiated approach or value proposition. We take a consistent and disciplined approach to deal structuring and integration in order to best ensure that our partners are positioned to succeed after the acquisition.
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
We leverage technology to drive both productivity and efficiency. This includes the use of generative artificial intelligence (“AI”), analytics, and customized technology platforms to establish a competitive edge for our brokers and underwriters, while also enhancing operational efficiencies that support our scalability across business units and geographies. In 2025, we rolled out a proprietary version of ChatGPT for all of our employees, commenced implementation of an enhanced workbench for our underwriters, and initiated our use of generative AI to automate certain aspects of insurance submission intake and analysis for our underwriters.
We have also created a digital marketplace, RT Connector, through which our retail clients and internal producers can receive quotes and bind policies online. It can produce multiple bindable quotes sourced from high-quality carriers across several risk classes in minutes. In cases when certain risks do not fit into RT Connector’s highly automated underwriting criteria, the retail insurance broker is automatically directed to our Producers and underwriters for more traditional placement methods. This holistic approach and integrated service model allow us to better serve retail insurance brokers because we can place their smaller-premium accounts efficiently, aggregate more of their submissions rapidly, and bind more policies for them cost-effectively. We have also connected with several “digital first” retail trading partners as a wholesale digital distributor. Under these arrangements, policies that do not fit our trading partner’s Admitted markets platform are referred directly into the RT Connector platform for access to specialty and E&S solutions.
Our financial performance reflects the strength of our strategy and business model, including a 21.3% and
21.1% increase in revenue for the years ended December 31, 2025 and December 31, 2024, respectively. This rapid pace of growth was accompanied by Diluted earnings per share of $0.47 and $0.71 in 2025 and 2024, respectively. Our Adjusted diluted earnings per share increased from $1.79 in 2024 to $1.96 in 2025. Please see “Note 11, Earnings Per Share” in the
footnotes to the Consolidated Financial Statements in this Annual Report for additional information. Adjusted diluted earnings per share is a non-GAAP metric. For a reconciliation of Adjusted diluted earnings per share to its most directly comparable GAAP metric, Diluted earnings per share, please see “Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Non-GAAP Financial Measures and Key Performance Indicators” included elsewhere in this Annual Report.
Industry Overview
As a wholesale distributor, we operate within the broader P&C insurance distribution market, which comprises both wholesale insurance brokers and retail insurance brokers. Wholesale and retail insurance brokers facilitate the placement of P&C insurance products in both the E&S and Admitted markets.

P&C Insurance Market
Insurance carriers sell commercial P&C products in the United States through one of two markets: the Admitted or “standard” market and the E&S market. Approximately 74% of U.S. premiums are generated through the Admitted market, which has highly regulated rates and policy forms. As a result, products in the Admitted market are relatively uniform in price and coverage. According to data from AM Best, the E&S market comprised $130 billion of direct written premium in 2024. In the E&S market, insurance carriers have more flexibility to customize rates and coverage. This flexibility facilitates the underwriting of risks which are characterized by a complex profile, unique nature, size or are otherwise difficult to place. The overall top five U.S. writers of E&S products in 2024 included: Berkshire Hathaway Ins
Grp., American International Grp., Fairfax Financial (USA) Grp., W. R. Berkley Insurance Grp., and Markel Insurance
Group, with whom we maintain meaningful relationships. Lloyd’s, which represents a market of 92 syndicates, is also a prominent player in the E&S space and approximately 16% of 2024 E&S premiums in the United States were for insurance coverage placed in the Lloyd’s market according to AM Best.
P&C Insurance Distribution Market
P&C insurance distribution is dependent on premium volumes in the P&C market as distributors typically receive a commission based on a percentage of the dollar amount of the premiums placed. The dollar amount of premiums placed is a function of both insurance rates and the underlying amount of coverage purchased, which is affected by broader macroeconomic conditions, capital availability, and carrier loss trends in the class of risk and/or the specific insured. There are broadly two types of insurance distributors: retail distributors (also called retail insurance brokers) and wholesale distributors. Retail insurance brokers source insurance buyers and act as an intermediary between the insurance buyer and insurance carriers. Wholesale distributors act as intermediaries between retail insurance brokers and insurance carriers by assisting in the placement of “specialty” risks that are outside of the retail insurance brokers’ core expertise, complex, high-
hazard, or otherwise hard to place.
Wholesale Insurance Distribution Market
The wholesale insurance distribution market enhances efficiencies for both retail insurance brokers and insurance carriers. Retail insurance brokers rely on wholesale distributors, such as ourselves, to assist in securing insurance coverage for complex or specialty risks. The primary market for these insurance placements is the E&S market, where retail insurance brokers often must utilize wholesale distributors who have distinct expertise and execution capabilities with specialized carriers. According to AM Best, from 2019 to 2024, wholesalers were involved in placing on average 81% of annual E&S premiums. E&S insurance carriers rely on wholesale insurance distributors for product expertise and distribution capabilities. By leveraging Ryan Specialty as a wholesale distributor, E&S insurance carriers are able to access a national network that includes over 35,000 retail insurance brokerage firms in a highly efficient manner, while simultaneously enhancing the quality of policy submissions by using a knowledgeable counterparty. Insurance carriers also leverage our comprehensive distribution network and deep knowledge to gain timely and cost-efficient access to new risk classes and industries.
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
•Wholesale brokerage: 49% of 2024 E&S premiums were placed by wholesale insurance brokers without binding authority, according to AM Best. This method, also referred to as “open brokerage,” is most similar to our Wholesale Brokerage Specialty and includes a wide range and diversified mix of products.
•Program manager, MGA/MGU: 23% of 2024 E&S premiums were placed by program managers, including
MGUs and MGAs, according to AM Best. This method is most similar to our Underwriting Management
Specialty and allows wholesale distributors to underwrite coverage on behalf of an insurance carrier for a specific type of risk, with relatively expansive delegated authority subject to agreed-upon guidelines and limits.
•Wholesale brokerage with binding authority: 8% of 2024 E&S premiums were placed by wholesale insurance brokers with binding authority, according to AM Best. This method is most similar to our
Binding Authority Specialty and utilizes in-house binding agreements, with a relatively limited scope of delegated authority, to facilitate rapid execution.

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
Compete with best-in-class intellectual capital and drive consistent innovation: Historically, wholesale distributors simply provided retail insurance brokers with E&S market access. We believe this practice is an antiquated go-
to-market approach. The inherent weakness of this model has been illuminated as retail insurance brokers have consolidated and the risks placed into the E&S market have grown larger, have become more complex and are higher hazard. We are able to thrive by not just providing market access, but by also constantly offering differentiated and innovative solutions. Our professionals have extensive industry experience and deep product knowledge, allowing us to match risk with the appropriate insurance carriers, or other capital, and develop bespoke solutions in addition to providing distribution. By harnessing our collective knowledge, creativity, and relationships, we offer our clients and trading partners the expertise necessary to pursue new industries and new opportunities in an increasingly complex world. In order to foster our culture of innovation, we focus on recruiting, retaining, and developing the best-in-class wholesale professionals in the industry.
Deep connectivity with retail brokerage firms: While we empower our Producers to develop strong relationships with individual retail insurance brokers, we also engage with retail brokerage firms holistically. Our executive management team has long-standing relationships with the leadership teams at numerous retail brokerage firms; many of these relationships pre-date some of our management’s tenure at Ryan Specialty. Reporting to our executive management team are practice leaders who are aligned to the distribution channels within many retail brokerage firms. We employ experienced practice leaders across all broad classes of business, including property, casualty, and professional & executive liability coverages, in addition to specialists who run highly focused distribution channels such as construction, cyber, transportation, renewable energy, professional liability, medical stop loss and other employee benefits coverage, alternative risk, excess casualty, and transactional liability. Through our comprehensive connectivity with retail brokerage firms, we are able to deliver holistic, higher-quality, and more consistent solutions. We believe it takes strategic organizational design, deep existing relationships between retail brokerage firms and executive management, practice leaders, and individual retail producers, as well as meaningful scale and top-tier talent, to achieve this level of connectivity.
Collaborative relationships with insurance carriers: We align with our carrier trading partners, providing them with access to specialized and often proprietary binding authority and underwriting management capabilities, broad distribution, and deep industry expertise. We have also assisted insurance carriers that traditionally have operated in the admitted market enter into the E&S industry. We provide our carrier trading partners with a durable value proposition with a commitment to, and ongoing investment in, talent, technology, and governance. We offer 39 MGAs/MGUs and our
National Programs Platform, which together offer commercial insurance for specific product lines or industry classes. The diversity of our offerings enables our carrier trading partners to cost-efficiently access new risk classes in a timely manner, including on a delegated authority basis. We believe our carrier relationships are built on trust, industry credibility, and our ability to deliver attractive underwriting results, growth, and scale over the long term. Our success is evident through our ability to attract and retain industry leading specialized underwriting talent, develop new products and capabilities, onboard additional capacity, and deepen relationships across our carrier trading partners. We work with the largest insurance carriers in the E&S industry, which have consistently provided us long-term capital support. We are trading partners with each of the top 25 U.S. E&S insurance carriers, as ranked by AM Best, numerous Lloyd’s syndicates, and U.K. and other international insurance companies. As a reflection of the strength of these relationships, our carrier trading partners will refer acquisition candidates to us, or proactively engage with us to develop new programs.
Comprehensive, full service product offering: Our success has been driven by our ability to provide broad and innovative product offerings that continue to meet the needs of our trading partners, regardless of complexity or risk profile. To provide this comprehensive level of service, we have developed a full suite of products, relationships, and capabilities. Our Wholesale Brokerage Producers are highly regarded for their ability to procure coverage for the largest, most complex, and high-hazard risks. Our wholesale brokers are able to place policies for challenging risks, such as:
coastal properties, kidnap and ransom exposures, hospitals and long-term care facilities, trucking fleets and commercial transportation liability, large construction projects, large apartment schedules, and waste haulers. Our Binding Authority
Producers are renowned for their ability to quickly bind smaller accounts with unique attributes. Our Underwriting
Management Specialty offers retail and wholesale brokers a wide assortment of risk solutions for highly specialized insurance coverage needs, such as: renewable energy, environmental, construction, cyber, builder’s risk, transportation, transactional risk, long-term care facilities, catastrophe-exposed properties, and sports, leisure, and entertainment venues.
Our comprehensive suite of products and services and our broad geographic footprint allow us to place coverage for nearly any risk brought to us by the over 35,000 retail insurance brokerage firms with which we do business. We believe that it would be difficult for a new entrant to replicate the intellectual capital behind the breadth and depth of our product offerings.
Free of channel conflict with retailer brokers: Our fundamental philosophy is that our clients’ interests must always come first. In developing our distribution strategy, we have proactively avoided channel conflicts with our clients, including in retail insurance distribution. Many of our competitors, including some of our largest, have taken a different approach. We believe that the divergence in strategy has facilitated and solidified our presence on the wholesale panels of nearly all of the most significant retail brokerage firms. Our position on numerous wholesale panels and aligned interests with retail insurance brokers enhances our reputation as a destination of choice for the most talented producers, enhances the market opportunity for our existing Producers, and cements our position as a source of intellectual capital for insuring specialty risks.
Visionary, iconic, and aligned leadership team: We were founded by Patrick G. Ryan, a widely respected entrepreneur and global insurance leader who previously founded Aon, one of the largest global retail insurance brokers, and who served as Aon’s Chairman and/or CEO for 41 years. Mr. Ryan served as our Chairman and CEO from our founding through the implementation of our executive succession plan, which took effect in 2024. Mr. Ryan now serves as our Executive Chairman, remaining part of our executive management team and continuing as Chairman of the Board.
Timothy W. Turner succeeded Mr. Ryan as our CEO in 2024, after serving as our President since our IPO and leading RT
Specialty since our founding. Mr. Turner began his career in the insurance industry in 1987 and, prior to joining Ryan
Specialty, he was with CRC Insurance Services, Inc. for 10 years and was its President at the time of his departure. Messrs.
Ryan and Turner are joined by an experienced leadership team, each member of which has significant experience in the wholesale distribution market. Our management team and employees also have significant alignment with stockholders. As of December 31, 2025, we had over 1,000 employee stockholders, including each of our top 50 Producers. Our management team and employees remain committed to our vision of market leadership by providing differentiated intellectual capital, building trusted relationships, and pioneering risk solutions.
Our Strategy
We intend to grow our business by pursuing the following strategies:
Attract, retain, and develop human capital: Our people are the key to our success, so we have long focused on attracting and developing the most talented professionals in the industry. Since the beginning of 2018, we have recruited
128 Producers who are now responsible for over $1.2 billion of annual premiums (figures exclude Producers who are not associated with a discrete book of business). We have formalized our talent sourcing and development program through our commitment to Ryan Specialty University. This development platform allows us to cultivate talent across all levels and specialties. We are able to retain new and tenured employees alike by offering unprecedented market access, supporting
Producers in growing their books, and providing broad opportunities for rapid career advancement within our organization.
For example, in 2025 and 2024, 71% and 78%, respectively, of our Producers grew their book of business. Our ability to retain top talent is a core objective of our strategy, exemplified by the fact that from 2020 through 2025 our annual retention rate has been 96% or greater.
Lead with innovation in an ever-changing market: We believe that change is inevitable and necessary. We further believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets. Accordingly, our business is built to respond to rapidly shifting market conditions by constantly looking for ways to broaden and enhance our product offerings. For example, many of our 13 de novo MGUs were formed to respond to emerging risks such as life sciences (LifeScienceRisk), renewable energy (PERse®), excess commercial general liability (Emerald Underwriting Managers), builder’s risk (TRU), and personal lines (Verdant). We developed Ryan Re Underwriting Managers, LLC (“Ryan Re”) to serve as an MGU in collaboration with Nationwide to create new opportunities for both organizations to grow their presence in the specialty lines market, which in turn expanded the reach of our underwriting management services into the reinsurance market. We use generative AI, data analytic tools, and other technologies to enhance our operational efficiencies and establish a competitive edge for our brokers and underwriters. In addition, we created RT Connector to be a unique technology entrant into the E&S space. RT Connector allows us to better serve retail insurance brokers by placing their smaller-premium accounts efficiently, evaluating more of their submissions rapidly, and binding more policies for them cost-effectively. We believe in the relentless pursuit of innovation in order to respond to evolving market conditions and to reach underserved specialty markets.
In 2023, we completed the acquisition of three companies that specialize in broking, distributing, and underwriting employee benefits insurance products and services: ACE Benefit Partners, Inc., Point6 Healthcare, LLC, and
AccuRisk Holdings, LLC. These acquisitions are core to our employee benefits platform, enabling us to provide our retail broker clients and other trading partners with employee benefits specialty products and services, including medical stop loss, group benefit captives, pharmacy, voluntary benefits, care management, and an integrated health solution. Our employee benefits practice extends our addressable market and provides additional value to our retail broker clients and their insureds.
In 2024, we completed seven acquisitions that we believe significantly increased our underwriting management total addressable market in both the U.S. and internationally. These acquisitions brought us seasoned management teams that enhance our ability to bring new product innovation to market, proprietary technology that will provide a competitive edge into the future, and additional product offerings that serve to diversify the existing portfolio contained in our
Underwriting Management Specialty.
In 2025, we completed the acquisition of five companies, including Velocity Risk Underwriters, LLC, an MGU specializing in first-party insurance coverage for catastrophe exposed properties, USQRisk Holdings, LLC, a company that significantly expanded our alternative risk profile, and Stewart Specialty Risk Underwriting Ltd., an MGU based in
Toronto and our first significant acquisition in Canada.
We have identified the following markets, products, and/or services as near-term potential growth opportunities:
alternative risk and capital management offerings, employee benefits, nursing homes and other long-term care facilities, transportation, life-sciences, public entities and municipalities, higher education, sports and entertainment venues, high net worth property, residential housing starts, and New York construction and habitational spaces.
Pursue strategic acquisitions and align interests to enhance the network effect: Since our inception, we have a history of successfully executing and integrating acquisitions across a diverse mix of specialties and geographies.
Our acquisition strategy is centered on increasing our intellectual capital, distribution reach, and product capabilities, which mutually reinforce one another. We take a consistent and disciplined approach to deal structuring and integration in order to ensure both that our partners are positioned to succeed after the acquisition and interests are aligned between ourselves and our new teammates. When we acquire Wholesale Brokerage businesses, they gain access to over 35,000 retail insurance brokerage firms, including preferred relationships with all of the top 100 retail insurance brokers and exclusive product capabilities. When we acquire underwriting managers, they gain access to our wholesale Producers, deep carrier and other capital provider relationships, and visionary leadership. As we continue to grow, these positive network effects become stronger. The connectivity among our Specialties, as well as with key trading partners, enhances the value of our platform to recruited Producers and presents a highly attractive value proposition to acquisition partners.

Deepen and broaden our relationships with retail broker trading partners: Retail insurance brokers have multiple wholesale distribution relationships, even those that have consolidated their wholesale panels. We believe we have the ability to transact in even greater volume with nearly all of our existing retail brokerage trading partners. For example, in 2025, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our 2025 organic revenue growth rate of 10.1%. Key to deepening our relationships with retail insurance brokers will be expanding our product offerings and enhancing our geographic footprint through organic initiatives, continued producer hires, and strategic acquisitions. Additionally, we will continue to broaden our footprint by establishing new retail broker trading partner relationships. Beyond the traditional wholesale P&C opportunities, we also expect to continue to expand our alternative risk offerings and our wholesale employee benefits specialty.
Build the most comprehensive international delegated authority business: We believe that both M&A consolidation and panel consolidation have a long runway for Binding Authority. We believe that both M&A consolidation and the use and reliance on scaled delegated Underwriting Management will continue to grow. National scale in E&S distribution, underwriting expertise, and broad access to carrier capacity are key to building a cohesive binding authority platform. With a nationally scaled binding authority operation, as well as the capabilities existing within our Underwriting
Management Specialty, we expect to be able to comprehensively address the opportunities in the delegated authority market, which represented 31% of E&S premiums in 2024 according to AM Best.
Invest in operations, invest in growth: We have heavily invested in building a durable business that is able to adapt to the continuously evolving E&S market. These investments include core operational functions, ongoing new hire efforts, a visionary management team, and a robust acquisition integration effort. In addition, we have amassed a large underlying data set based on the over 1.25 million total policies bound annually. We expect to leverage this data set to further refine our pricing models, enhance our placement advice, and increase our efficiency. Even while deliberately making these investments, we have been able to generate substantial cash flow and drive operating leverage. We have historically used our cash flow to invest in the business, fund acquisitions, service our debt, and fund dividends. We expect to continue fortifying our platform to support future expansion and sustain significant organic growth.
Our Specialties
Wholesale Brokerage
Our Wholesale Brokerage Specialty is primarily focused on specialty insurance products that retail brokers and carriers have difficulty placing and distributing on their own due to the unique nature or size of the risk. Our Wholesale
Brokerage professionals are creative and highly skilled problem solvers, assisting retail insurance brokers in crafting customized solutions. We pride ourselves on providing strategic advice, from coverage strategy and conception all the way through claims activity. To achieve optimal client outcomes, our professionals utilize both their expertise and our leading capabilities and resources. For the year ended December 31, 2025, our Wholesale Brokerage Specialty generated $1,600.4 million in net commission and fees, representing 53.4% of our total net commission and fees. Wholesale Brokerage operates predominantly under the brand “RT Specialty.”
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
Placements), Builder’s Risk, Distribution / Warehousing, Group Programs, and Healthcare Risks.
•Casualty coverages: Construction (Project Specific, Residential and Commercial Contractor), Real Estate
(Habitational / OL&T / Lessors Risk), Life Sciences, Healthcare, Environmental, Primary and Excess Auto,
Political Risks, Product Liability / Manufacturing Risks, Hospitality / Liquor Liability, and Public Entities.
•Professional & Executive Liability coverages: Private Company Management Liability, Public Company
Directors and Officers Liability, Financial Institutions Management Liability, Not-For-Profit Organization
Management Liability, Crime / Kidnap / Ransom, Privacy Liability and Network Security, Errors and
Omissions Liability, and Medical Professional Liability.
•Transportation coverages: Local and Long-Haul Trucking, Haz-Mat Haulers, Contractors Fleets, Home
Delivery, Non-Emergency Medical Transport, Waste Haulers, and Auto Haulers.

•Personal Lines coverages: Homeowners (Condo Unit Owner, Contents In-Storage, High Value
Homeowners, Home-Based Business Product, Manufactured Homes), Farm & Ranch, Flood, and
Recreational (Collector Vehicle, All Terrain, Snowmobile, Watercraft).
Our Wholesale Brokerage Specialty has extensive relationships with blue-chip insurance carriers and retail insurance brokers. With regard to entities that our Wholesale Brokerage Specialty has a relationship with, there are no material concentrations in retail insurance brokers (top five: 25.2% of 2025 revenue), insurance carriers (top five: 20.6% of
2025 revenue - excluding all Lloyd’s syndicates combined), or internal Producers (top five: 16.1% of 2025 revenue). These concentration statistics reflect both Wholesale Brokerage and Binding Authority Specialties, as many producers utilize both placement strategies. During 2025, we conducted business with thousands of retail brokerage firms, including all of the 100 largest United States retail brokers as identified by Business Insurance in 2024. We also work with small- to mid-size retail brokerage firms that do not have direct access to certain of the insurance carriers with which we do business. We continue to benefit from the consolidation of wholesale broking relationships by many retail brokers due to our expertise, execution, and absence of conflicts with most retail brokers’ core businesses.
Binding Authority
We believe our Binding Authority Specialty to be among the largest binding authority platforms in the nation.
For the year ended December 31, 2025, our Binding Authority Specialty generated $370.2 million in net commission and fees, representing 12.4% of our total net commission and fees. Our Binding Authority Specialty also operates under the brands “RT Specialty” and “RT Binding Authority.”
Our Binding Authority Specialty provides timely and secure access to our carrier trading partners that have granted relatively limited delegated underwriting authority to us through our in-house binding agreements. Much of this business comprises larger-volume, smaller-premium policies with well-defined underwriting criteria that allows us to combine swift turnaround with the authority to secure coverage regardless of the complexity of risk. The ability to quickly process higher volume policies endows us with a significant efficiency advantage over our competitors attempting to individually place each risk.
Our Binding Authority Producers distribute a broad scope of insurance solutions to our retail agent and broker trading partners. Our industry distribution channels include (among others):
•General Liability: Manufacturing, Contractors, Habitational, Hospitality, Building Owners and Lessors,
Sales / Service, and Special Events.
•Property: Vacant, Coastal, Distressed, Wildfire Exposed, Warehouse, Habitational, and Difference in
Condition.
•Transportation: Primary and Excess Auto Liability, Business Auto & Public Auto, Auto Physical
Damage, Trailer Interchange, and Contingent Liability and Cargo.
•Other: Workers’ Compensation, Liquor Liability, Farm and Ranch, Builder’s Risk, Inland Marine, Motor
Truck Cargo, and Crime.
Underwriting Management
Our Underwriting Management Specialty offers insurance carriers cost-effective, specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGAs and MGUs, which act on behalf of insurance carriers that have given us relatively broad authority to underwrite and bind coverage, as well as critical product design, administrative and distribution responsibilities, for specific risks, and (often proprietary) National Programs that offer commercial and personal insurance for specific product lines or industry classes. Professionals in the Underwriting
Management Specialty often have a meaningful percentage of their compensation tied to underwriting performance to align interests with those of our carrier trading partners. In 2024 and 2025, we completed agreements for the acquisition of entities or assets of eleven companies that significantly increased our MGA/MGU footprint internationally and added to our MGA/MGU and National Programs offerings and capabilities domestically. For the year ended December 31, 2025, our Underwriting Management Specialty generated $1,024.0 million in net commission and fees, representing 34.2% of our total net commission and fees.

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

Specialty, LLC for LLC Common Units in New LLC, with the intent that New LLC be the new holding company for Ryan
Specialty, LLC interests. As Ryan Specialty, LLC is substantively the same as New LLC, for the purpose of this document we will refer to both New LLC and Ryan Specialty, LLC as the “LLC.”
Our Recent Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC, an MGU specializing in first-party insurance coverage for catastrophe exposed properties, based in Nashville, Tennessee.
On May 1, 2025, the Company completed the acquisition of USQRisk Holdings, LLC, a company that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions based in New York and London.
On May 16, 2025, the Company completed the acquisition of 360° Underwriting, an MGU specializing in commercial construction, based in Dublin and Galway, Ireland.
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation, a binding authority and surplus lines broker specializing in transportation insurance, headquartered in Portage, Michigan.
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd., an
MGU specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada.
Seasonality
Our Wholesale Brokerage, Binding Authority, and Underwriting Management Specialties typically experience higher revenues in the second and fourth calendar quarters of each year, primarily due to the timing of policy renewals.
Clients
The insureds served by our clients operate in many businesses and industries throughout the United States, the
United Kingdom, Europe, Canada, and certain other countries in which our subsidiaries operate. Our clients are retail brokers and agents, other intermediaries, and insurance carriers. The top five retail brokers in the United States account for
23.2% of our revenue, and no single retail broker accounted for more than 8.8% of total revenue in 2025. No carrier accounted for more than 6.1% of total revenue in 2025 (excluding all Lloyd’s syndicates combined).
Tax Receivable Agreement
At the time of our IPO, we entered into a Tax Receivable Agreement with current and certain former LLC
Unitholders. The Tax Receivable Agreement provides for the payment by us to the current and certain former LLC
Unitholders, collectively, of 85% of the net cash savings, if any, in U.S. federal, state, and local income taxes that we actually realize (or in some circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of the LLC and its subsidiaries resulting from purchases or exchanges of LLC Common Units (“Exchange Tax Attributes”),
(ii) certain tax attributes of the LLC and its subsidiaries that existed prior to the IPO (“Pre-IPO M&A Tax Attributes”), (iii)
certain favorable “remedial” partnership tax allocations to which we become entitled (if any), and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including certain tax benefits attributable to payments that we make under the Tax Receivable Agreement (“TRA Payment Tax Attributes” and collectively with Exchange Tax
Attributes and Pre-IPO M&A Tax Attributes, the “Tax Attributes”).
The rights of the current and certain former LLC Unitholders under the Tax Receivable Agreement are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize. The actual Tax Attributes, as well as any amounts paid to the current and certain former LLC Unitholders under the Tax
Receivable Agreement, will vary depending on a number of factors, including the timing of any future exchanges, the price of shares of our Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income and applicable tax rates. The payment obligations under the Tax Receivable
Agreement are obligations of Ryan Specialty Holdings, Inc., and not of the LLC. The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or (ii)
we breach any of our material obligations under the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
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
We enter into agreements with our employees, contractors, clients, partners, and other parties with which we do business to limit access to, and disclosure of, our proprietary information. We cannot assure that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop products and services that compete with ours. Moreover, others may independently develop products or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we might bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated.
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
Companies in the insurance industry may own large numbers of copyrights, trademarks, and other intellectual property and proprietary rights, and these companies and entities have and may in the future request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation, or other violations of their intellectual property and proprietary rights.
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
Under the laws of most states in the United States, Canadian Provinces, and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking the licenses of producers, brokers, and agents to transact business in such jurisdiction. The operating terms may vary according to the licensing requirements, which may require that a firm operate in the jurisdiction through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the United States. In the United Kingdom, some subsidiaries are regulated by governmental agencies including the Financial Conduct Authority with additional licensing and regulatory oversight from the Lloyd’s insurance market.

Excess and Surplus Compliance
The U.S. E&S market generally provides insurance for businesses that are unable to obtain coverage from
Admitted insurance carriers because of their high or complex risk profile or the unique nature or size of the risk. The surplus lines transaction is facilitated through a licensed and regulated surplus lines broker. It is the licensed surplus lines broker that is responsible for: (i) selecting an eligible surplus lines insurer; (ii) reporting the surplus lines transaction to insurance regulators; (iii) remitting the premium tax due on the transaction to state tax authorities; and (iv) assuring compliance with all the requirements of the surplus lines codes. In most states, surplus lines laws, or laws pertaining to non-admitted insurance business, require that an insured undertake a diligent search for insurance coverage from the admitted market prior to securing coverage from a surplus lines insurer. State laws also require surplus lines brokers to comply with exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees, and other applicable charges on such business. Surplus
Lines brokers are often subject to special licensing, surplus lines tax, and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these Surplus Lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several hundred thousand dollars.
Fiduciary Funds
Insurance authorities in the United States, the United Kingdom, and certain other jurisdictions in which our subsidiaries operate have also enacted laws and regulations governing the retention and investment of funds, such as premiums, claims proceeds, and premium taxes, held in a fiduciary capacity for others. These laws and regulations, as well as certain contractual arrangements with some of our carrier trading partners, generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
Broker Compensation
Some U.S. states permit insurance agents and brokers to charge policy fees, while other states limit or prohibit this practice. Many states regulate to some degree the fees that may be charged by brokers and most states impose a broker compensation disclosure requirement. In the U.K., there are regulatory requirements in relation to the conduct of insurance business (which may vary depending on business type), including in relation to the fair treatment of customers and acting in their best interests, disclosure of commissions, and soliciting or accepting inducements. Firms may be fined for non-
compliance and claims/complaints may be brought by private parties.
Privacy and Cybersecurity
Our businesses are subject to various laws, rules, and regulations relating to the privacy of information regarding clients, employees, and others.
U.S. Federal law and the laws of many states require financial institutions and entities involved in health care insurance to protect the privacy and security of personal information. Many of these laws require notice about policies and practices relating to collection and disclosure of personal information and regulate its retention, use, disclosure, and disposal. Most states have adopted strict cybersecurity laws and regulations requiring that insurance agencies adopt security standards to protect personal information and provide notification of cybersecurity incidents under certain circumstances.
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
In the European Union, the General Data Protection Regulation (the “EU GDPR”) is the primary privacy law applicable to our businesses. The EU GDPR imposes a range of compliance obligations relating to the collection, use, and disclosure of personal information as well as providing individuals with certain rights about how their personal information is processed. The U.K. has implemented various legislation focusing on data protection and privacy, including but not limited to, the U.K. Data Protection Act 2018 and the U.K. GDPR which broadly aligns with the EU GDPR and provides for extensive fines for noncompliance. Noncompliance with these laws could result in enforcement by government regulators, who can impose financial penalties, as well as claims from private parties.
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
As of December 31, 2025, we employed approximately 6,110 people with 129 offices across the United States and in the United Kingdom, Europe, Canada, Australia, the United Arab Emirates, India, and Singapore. We also engage temporary employees and consultants and none of our employees are represented by unions. We offer competitive compensation and benefits programs to attract and retain top talent. We have high employee engagement and ownership, low turnover and consider our current relationship with our employees to be very good.
Culture and community are a priority for Ryan Specialty. We strive to promote an ecosystem that supports, accepts, values, and promotes equality and inclusion. We safeguard and champion the health, safety, and wellbeing of our employees and actively seek opportunities to support and serve our community. Our core values reflect a culture of meritocracy that is inclusive and treats people equally. Every employee is recognized and assessed based on their performance and contributions, which serves to fulfill our mission of hiring and retaining the top talent in our industry. We strive to protect the invaluable attributes of meritocracy and are committed to purposefully reinforcing and refining every aspect of our culture and values through various initiatives that enable our firm to reap the vast benefits that are inherent in a diverse and inclusive environment. Our values set the foundation for a workplace where people can be their best self and do their best work. Ryan Specialty rewards top performers and harnesses our differences and similarities to better serve our clients, trading partners, teammates, and communities.
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
Availability of SEC Filings
Our internet address is www.ryanspecialty.com. We are subject to the informational requirements of the
Exchange Act and, in accordance therewith, we file annual, quarterly, and current reports and other information with the
SEC. Copies of our reports on Forms 10-K, 10-Q, 8-K, and all amendments to those reports filed with the SEC, and any reports of beneficial ownership of our Common Stock filed by executive officers, directors, and beneficial owners of more than 10% of our outstanding common stock are posted on, and may be obtained through, our investor relations website,
ir.ryanspecialty.com, or may be requested in print, at no cost, by email at ir@ryanspecialty.com or by mail at Ryan
Specialty Holdings, Inc., 155 North Wacker Drive, Suite 4000, Chicago, Illinois 60606, Attention: Investor Relations.

ITEM 1A. RISK FACTORS
Our operating and financial results are subject to various risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. Because of the following factors, as well as other factors affecting our businesses, financial condition, operating results, and prospects, past financial performance should not be considered a reliable indicator of future performance, and investors should not rely on historical trends to anticipate trends or results in the future.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties and you should carefully consider all the information presented in the section entitled “Risk Factors” in this Annual Report. Some of the principal risks related to our business include the following:
Risks Related to Our Business and Industry
•our failure to successfully recruit and retain our senior management team, revenue producers, or other key employees and to successfully plan and prepare for the succession of our senior management team;
•the potential loss of our relationships with insurance carriers or our clients, failure to maintain good relationships with insurance carriers or clients, becoming dependent upon a limited number of insurance carriers or clients or the failure to develop new insurance carrier and client relationships;
•errors in, or ineffectiveness of, our underwriting models and the impact to our reputation and relationships with insurance carriers, retail brokers, and agents;
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
our business;
•failure to maintain the valuable aspects of our Company’s culture;
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
•the impact if the contracts that govern our MGAs or MGUs are terminated or changed;
•a decrease in the amount of supplemental or contingent commissions we receive;
•our inability to collect our receivables;
•disintermediation within the insurance industry and shifts away from traditional insurance markets;
•impairment of goodwill and intangibles;

•the challenges with properly assessing, adapting to, and managing the adoption and use of artificial intelligence and other evolving technologies;
•the inability to maintain strong growth and generate sufficient revenue to maintain profitability;
•the loss of clients or business as a result of consolidation within the retail insurance brokerage industry;
•the inability to achieve the intended results of our restructuring program;
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
Risks Related to Intellectual Property, Data Privacy, and Cybersecurity
•the impact of breaches in security that cause significant system or network disruption or business interruption;
•the impact of improper disclosure of confidential, personal, or proprietary data, misuse of information by employees or counterparties, or as a result of cyber incidents and cyberattacks;
•our inability to gain internal efficiencies through the application of technology, or effectively apply technology in driving value for our clients, or the failure of technology and automated systems to function or perform as expected;
•the impact of infringement, misappropriation, or dilution of our intellectual property;
•the impact of the failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others;
Risks Related to Legal and Regulatory Issues
•the impact of evolving governmental regulations, legal proceedings, and governmental inquiries related to our business;
•being subject to E&O claims, as well as other contingencies and legal proceedings;
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
•risks relating to our organizational structure that could result in conflicts of interests between the LLC
Unitholders, the Ryan Parties, and the holders of our Class A common stock; and
•risks relating to our share repurchase program.
These and other risks are more fully described below. If any of these risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected.
Risks Related to Our Business and Industry
If we fail to successfully recruit and retain our management team, revenue producers, including wholesale brokers and underwriters, and other key employees, and plan and prepare for the succession of our senior management, we may not be able to execute our business strategy.
Our success depends on our ability to attract, retain, and develop skilled and experienced personnel. There is significant competition within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. If we are not able to successfully attract, retain, develop, and motivate our employees, and plan and prepare for the succession of our senior management, our business, financial results, and reputation could be materially and adversely affected. Our success and future performance depend in part upon the continued services of our executive officers, senior management, and other highly skilled personnel. In 2024, we effectuated our management transition plan involving our Chief Executive Officer, President, and Chief Financial Officer. Effective management of future succession planning, including succession plans for our current CEO and other senior management positions, is important for the continued success of the Company. Inadequate succession planning, and the execution thereof, could have an adverse effect on our business, results of operations, financial condition, and liquidity.
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
The law governing non-compete agreements and other forms of restrictive covenants varies from state to state with some states permitting very limited use of non-compete and other restrictive covenants and others allowing greater degrees of enforceability of the types of restrictive covenants, and forfeiture and clawback clauses, we utilize. At the federal level, the future legal landscape regarding non-competes is uncertain. In April 2024, the Federal Trade Commission
(“FTC”) finalized a rule broadly prohibiting the use of non-compete clauses, with limited exceptions for existing non-
competes for senior executives. Although the rule was set to take effect in September 2024, federal courts enjoined its enforcement shortly before implementation. Following the 2024 U.S. presidential election, the new presidential administration halted appeals of these rulings and signaled a departure from the prior administration’s position. As a result, the FTC’s finalized rule broadly prohibiting most non-compete clauses is not currently in effect, and its future remains uncertain. As a result, there is ongoing uncertainty regarding the future enforceability of non-compete agreements with employees in the United States. If future legislation, judicial decisions, or regulatory actions further limit or invalidate the use of non-compete agreements, our ability to prevent former employees from using their knowledge of our business and operations to compete with us could be limited.
Our business may be harmed if we lose our relationships with retail brokers, insurance carriers, or other trading partners, we fail to maintain good relationships with retail brokers, insurance carriers, or other trading partners, we become dependent upon a limited number of retail brokers, insurance carriers, or other trading partners or we fail to develop new retail broker, insurance carrier, or other trading partner relationships.
Our business typically enters into contractual relationships with insurance carriers, retail brokers, and other trading partners that are sometimes unique to us, but nonexclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice.

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
In the future, we may have a reduced number of insurance carriers or retail brokers with which we trade or derive a greater portion of our commissions and fees from a more concentrated number of insurance carriers, retail brokers or other trading partners as our business and the insurance industry evolve. The top five insurance carriers (excluding all
Lloyd’s syndicates combined) for which we place business represented an aggregate of 20.6% and 20.9% of our revenues for the years ended December 31, 2025 and 2024, respectively. The top five retail brokers with which we place business represented 25.2% and 26.9% of our revenues for the years ended December 31, 2025 and 2024, respectively. Should our dependence on a smaller number of insurance carriers, retail brokers or other trading partners increase, whether as a result of the termination of relationships, consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with these counterparties, particularly in states where we offer insurance products from a relatively small number of insurance carriers or where a small number of insurance companies or retail brokers dominate a geographic area, lines of business, or market segment. The termination, amendment or consolidation of our relationships with our insurance carriers could harm our business, financial condition, and results of operations.
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
If our underwriting models contain errors or are otherwise ineffective or our underwriters do not demonstrate sufficient skill, our reputation and relationships with insurance carriers, retail brokers, and agents could be harmed.
Our ability to attract insurance carriers, retail brokers, and agents to our MGAs and MGUs, programs, and binding authority operations is significantly dependent on our ability to effectively evaluate risks in accordance with insurer underwriting guidelines. Our business depends significantly on the accuracy and success of our underwriting models and the skill of our underwriters. To conduct this evaluation, we use proprietary underwriting models and third-
party tools. If our underwriters do not perform with the expected level of skill, any of the models or tools that we use are ineffective or contain programming or other errors, the data provided by clients or third parties is incorrect or stale, or if we are unable to obtain accurate data from clients or third parties our pricing and approval process could be negatively affected, resulting in potential violations of underwriting authority and loss of business. This could damage our reputation and relationships with insurance carriers, retail brokers, and agents which could harm our business, financial condition, and results of operations.

Damage to our reputation could have a material adverse effect on our business and we are subject to economic and reputational harm if companies with which we do business engage in negligent, grossly negligent, misleading, or fraudulent behavior.
Our ability to attract and retain clients, employees, investors, insurer trading partners, and other capital is highly dependent upon the subjective external perceptions of our level of service, trustworthiness, business practices, financial condition, and other qualities. Negative perceptions or publicity regarding these matters could erode trust and confidence and damage our reputation among existing and potential clients, which in turn could make it difficult for us to maintain existing clients and attract new ones. Damage to our reputation due to a failure to proactively communicate to stakeholders changes in strategy and business plans could further affect the confidence that our clients, regulators, creditors, investors, insurer trading partners, and other parties that are important to our business have in us, which could have a material adverse effect on our business, ability to raise capital, financial condition, and results of operations.
As part of our role in distributing insurance products and services, we rely upon trusted trading partners to provide risk-bearing insurance capital, collect and transmit funds, and to provide other products and services. If one or more of these trading partners, whether negligently or intentionally, fails to provide the risk-bearing insurance capital as agreed, mishandles or misappropriates funds, or otherwise fails to properly provide products and services as expected, we face potential liability for damages, and reputational harm, which could harm our business, financial condition, and results of operations. During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the
Company incurred losses arising from the original placements. For additional discussion, see “Note 15, Commitments and
Contingencies” in the footnotes to the consolidated financial statements in this Annual Report.
Our business depends on a strong brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.
We have developed a strong brand that we believe has contributed significantly to the success of our business.
Maintaining, protecting, and enhancing the Ryan Specialty brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach, and employee training. We actively engage in advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online, and social advertising media to achieve maximum exposure and benefit to the brand.
Our business strategy includes plans to continue to make acquisitions and we face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, geographies, and markets.
As part of our business strategy, we have made, and intend to continue to make, acquisitions, including acquisitions in lines of business that are natural adjacencies. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing on acceptable terms, and successfully integrate them into our existing businesses.
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
In addition, many of the businesses that we acquire and develop will likely have smaller scales of operations prior to integration into the Company. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected. Many of these companies may not have robust controls, procedures, and policies typical of a U.S. based public company, in particular, with respect to the effectiveness of cyber and information security practices and incident response plans, which creates a risk following acquisition and prior to the completion of integration.
From time to time, either through acquisitions or internal development, we enter new distribution channels, geographies, or lines of business or offer new products and services within existing lines of business. These new distribution channels, lines of business, or new products and services present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources to recruit, hire, and retain personnel and develop the products, the risks involved with the management of the integration process and development of new processes and systems to accommodate complex programs, and the risk of financial guarantees and additional liabilities associated with these efforts.
Failure to manage these risks arising from acquisitions or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as a security incident or attack, a natural disaster, climate event, terrorist attack, civil unrest, pandemic, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel and office facilities, and the proper functioning of computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose access to key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability. We have certain disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses.
We rely on third parties to perform key functions of our business operations enabling our provision of services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data, and information, such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, transaction processors, IT service providers, payroll service providers, benefits administrators, software and system vendors, health plan providers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks when we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation, and harm to our business.
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
Failure to preserve the valuable aspects of our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees or if we fail to preserve the valuable aspects of our Company’s culture, it could materially impair our ability to service and attract new clients, all of which would materially and adversely affect our business, financial condition, and results of operations.
We may be negatively affected by the cyclicality of and the economic conditions in the markets in which we operate.
Premium pricing within the commercial property and casualty insurance markets in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers operating in this market, general economic conditions, and other social, economic, and business factors. In a period of decreasing insurance capacity or higher than typical loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates and business might migrate away from the E&S market (where we conduct most of our business) and into the Admitted market. This type of market frequently is referred to as a “soft” market. Because our commissions usually are calculated as a percentage of the gross premium charged for the insurance products that we place, and most of our business is transacted in the E&S market, our revenues are affected by the cyclicality of the market. The frequency and severity of natural disasters, other catastrophic events (such as hurricanes, wildfires, and pandemics), social inflation, and reductions or increases in insurance capacity can affect the timing, duration, and extent of industry cycles for many of the product lines we distribute. It is very difficult to predict the severity, timing, or duration of these cycles.
Economic downturns, volatility, or uncertainty in some markets may cause changes to insurance coverage decisions by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations, or consolidate our revenues and collectability of receivables could be adversely affected. An increase in the number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our business through the loss of clients and insurance markets and by hampering our ability to place insurance business or by exposing us to E&O claims.
If insurance intermediaries or insurance companies experience liquidity problems or other financial difficulties, we could encounter delays in payments owed to us, which could harm our business, financial condition, and results of operations.
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
Our operations are conducted in numerous locations and geographies including the United States, the United
Kingdom, Europe, Canada, India, and Singapore. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with operating in, and sourcing from, foreign countries, including the potential for:
•difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure, legal, regulatory, and compliance costs and risks associated with multiple international locations;
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
Our performance can be affected by global economic conditions, as well as geopolitical tensions and other circumstances with global reach. In recent years, concerns about the global economic outlook have adversely affected economic markets and business conditions in general. Geopolitical tensions, such as Russia’s incursion into Ukraine, tension among the United States, China, and other trading partners, conflict in the Middle East, supply chain issues, economic sanctions, the volatility of oil prices, and heightened concerns about cyberattacks have, in general, adversely affected economic markets and business conditions. Inflation and hyper-inflation have resulted in market volatility and variable interest rates, increasing global tensions and uncertainty for global commerce, and instability in the global capital markets and evolving U.S. tariff policy on goods imported from many countries have the potential to do the same.
Sustained or worsening of these and other global economic conditions and increasing geopolitical tensions may negatively impact our business, financial condition, and results of operations.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances or interest income and adversely affect our financial condition or results.
Operating funds available for corporate use were $158.3 million and $540.2 million at December 31, 2025 and
2024, respectively, and are reported in Cash and cash equivalents. Funds held on behalf of clients and insurers were
$1,426.1 million and $1,140.6 million at December 31, 2025 and 2024, respectively, are reported in Fiduciary cash and receivables on the Consolidated Balance Sheets, and are held in fiduciary bank accounts. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds within Fiduciary investment income and Interest expense, net, respectively, if the yields on investments deemed to be low risk fall below their current levels. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work
We face significant competitive pressures in our business.
Wholesale brokerage, binding authority, underwriting management, and other intermediary and underwriting and claims administration specialties are highly competitive. We believe that our ability to compete is dependent on the quality of our people, service, product features, price, commission structure, financial strength, and the ability to access certain insurance markets. We compete with a large number of national, regional, and local organizations. Additionally, the industry in which we operate is dynamic and creates opportunities for, and pressure from, our competitors and trading partners. For example, certain emerging industry trends in 2025 created additional opportunities for retail brokers to place property coverage directly. New or increased competition as a result of these matters or regulatory or other industry developments could harm our business, financial condition, and results of operations.
Underwriting Management and Binding Authority are dependent upon contracts between us and the insurance carriers. Those contracts can, in many cases, be terminated by the insurance carrier with minimal advance notice.
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
The commission rates are set by insurance carriers and are based on the premiums that the insurers charge. The potential for changes in premium rates is significant, due to competition and pricing cyclicality in the insurance market. In addition, the insurance industry has been characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable premium levels due to shortages of capacity. Capacity could also be reduced by insurers failing or withdrawing from writing certain coverages that we offer our clients. Commission rates and premiums can change based on prevailing legislative, economic, and competitive factors that affect insurance carriers and brokers. These factors, which are not within our control, include the capacity of insurance carriers to place new business, competition from other brokers or distribution channels, underwriting and non-underwriting profits of insurance carriers, consumer demand for insurance products, the availability of comparable products from other insurance carriers at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance products, to consumers. We cannot predict the timing or extent of future changes in commission rates or premiums or the effect any of these changes will have on our business, financial condition, and results of operations.
If the contracts that govern our MGAs or MGUs are terminated or changed, our business and operating results could be harmed.
In our Underwriting Management Specialty, we act as an MGA or an MGU for insurance carriers that have given us authority to underwrite and bind coverage on their behalf. Our Underwriting Management Specialty generated
34.2% and 26.3% of our consolidated total net commissions and fees for the years ended December 31, 2025 and 2024, respectively. Our MGAs and MGUs are governed by contracts between us and the insurance carriers. These contracts establish, among other things, the underwriting and pricing guidelines for the programs, the scope of our authority, and our commission rates for policies that we underwrite under the programs. Some of these contracts can be terminated by the insurance carrier with minimal advance notice. Moreover, upon expiration of the contract term, insurance carriers may request changes in the terms of the programs, including the commissions we receive, which could reduce our revenues from the programs. The termination of any of the contracts that govern our MGAs or MGUs, or a change in the terms of any of these programs, could harm our business and operating results. We cannot be assured that lost insurance capacity can be replaced or that the contracts that govern our MGAs or MGUs will not be terminated or modified in the future.
Moreover, we cannot be assured that we will be able to replace any of the capacity of our MGAs or MGUs that are terminated with a similar program with other insurance carriers.
Supplemental and contingent commissions we receive from insurance carriers are less predictable than standard commissions, and any decrease in the amount of these kinds of commissions we receive could adversely affect our results of operations.
Approximately five percent of our Net commissions and fees consists of supplemental and contingent commissions we receive from insurance carriers. Supplemental and contingent commissions are paid by insurance carriers based upon the profitability, volume, and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment, or for any other reason, we are unable to meet insurance carriers’ profitability, volume, or growth thresholds, or insurance carriers increase their estimate of loss reserves (over which we have no control), actual supplemental and contingent commissions we receive could be less than anticipated, which could adversely affect our business, financial condition, and results of operations.
If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to obtain payment from our clients or insurer trading partners of the amounts they owe us for the work we perform. As of December 31, 2025, our receivables for our commissions and fees were approximately $489.0 million, or approximately 16.0% of our total annual revenues, and portions of our receivables are increasingly concentrated in certain businesses and geographies.
Macroeconomic or political conditions could result in financial difficulties for our clients and insurer trading partners, which could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance or default on their payment obligations to us.
Our current market share may decrease as a result of disintermediation within the insurance industry, including increased competition from insurance companies, technology companies, and the financial services industry, as well as the shift away from traditional insurance markets.
The insurance intermediary business is highly competitive and we actively compete with numerous firms for clients and insurance company trading partners, many of which have relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Other competitive concerns may include the quality of our products and services, our pricing and the ability of some of our clients to self-insure, and the entrance of technology companies into the insurance intermediary business. A number of insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents or brokers. In addition, the financial services industry may experience further consolidation, and we therefore may experience increased competition from insurance companies and the financial services industry, as a growing number of larger financial institutions increasingly, and aggressively, offer a wider variety of financial services, including insurance intermediary services.
In addition, there has been an increase in alternative insurance markets, such as self-insurance, captives, risk retention groups, parametric insurance, and non-insurance capital markets. While we collaborate and compete in these segments on a fee-for-service basis, we cannot be certain that such alternative markets will provide the same level of insurance coverage or profitability as traditional insurance markets.
We are exposed to risk of impairment of goodwill and intangibles; specifically, our goodwill may become impaired in the future.
As of December 31, 2025, we had $3.2 billion of goodwill recorded on our Consolidated Balance Sheets. We perform a goodwill impairment test on an annual basis and whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. We review goodwill for impairment at the reporting unit level, which coincides with the operating business. The determinations of impairment indicators and the fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed. We completed our most recent evaluation of impairment for goodwill as of October 1, 2025, and determined that the fair value of goodwill is not less than its carrying value. We also consider qualitative and quantitative developments between the date of the goodwill impairment review, October 1, and December 31 to determine if an impairment may be present. No impairments were recorded for the years ended
December 31, 2025 or 2024. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an additional impairment analysis prior to the next annual goodwill impairment test. If we were to conclude that a future impairment of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. For additional discussion, see “Note 2, Summary of Significant Accounting Policies” and “Note 6, Goodwill and Other Intangible Assets”
in the footnotes to the consolidated financial statements in this Annual Report.
As of December 31, 2025, we had $1,616.5 million of amortizable intangible assets, primarily consisting of customer relationship intangibles acquired in connection with our acquisition of US Assure Insurance Services of Florida,
Inc. and various other acquisitions. The carrying value of these intangible assets is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that the carrying amount may not be recoverable. Accordingly, if there are any such circumstances that occur during the year, we assess the carrying value of our amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted; however, no impairments were recorded for the years ended
December 31, 2025 or 2024.
We may use artificial intelligence in our business, and challenges with properly adopting and managing its use could result in reputational harm, competitive harm, legal liability, and could adversely affect our results of operations.
We have begun to incorporate and intend to expand our use of artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these AI applications may become important in our operations over time.
For example, we are currently using generative AI to automate certain aspects of insurance submission intake and analysis for our underwriters. Our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected and we may be subject to legal liability claims. The development of AI applications will require additional investment in the development of proprietary systems, models, or datasets, which are complex, costly, and could impact the results of our operations. In addition, there is no guarantee that we will be able to develop such applications and execute on the longer-term aspects of our business strategy.
AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impacts.
We have experienced strong growth in recent years, and our recent growth rates may not be indicative of our future growth. As our costs increase, we may not be able to generate sufficient revenue to achieve and, if achieved, maintain profitability.
We have experienced strong revenue growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, market factors (such as flow of business into the E&S market and insurance rates) and our ability to:
•price our products effectively so that we are able to attract and retain clients without compromising our profitability;
•attract new clients, successfully deploy and implement our products, obtain client renewals, and provide our clients with excellent client support;
•attract and retain talented Producers, managers, executives, and other employees;
•increase our network of insurer trading partners;
•adequately expand, train, integrate and retain our wholesale brokers and underwriters and other new employees, and maintain or increase our sales force’s productivity;
•enhance our information, training, and communication systems to ensure that our employees are well coordinated and can effectively communicate with each other and clients;
•effectively integrate AI into our workstreams and operations to enhance our productivity and training;
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

We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined above. We also expect our operating expenses to increase in future periods, particularly as we continue to operate as a public company, continue to invest in talent and technology infrastructure, and expand our operations internationally. If our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Furthermore, the additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.
As we expand our business, it is important that we continue to maintain a high level of client service and satisfaction. If we are not able to continue to provide high levels of client service, our reputation, as well as our business, results of operations, and financial condition, could be adversely affected.
We may lose clients or business as a result of consolidation within, or the expansion of specialty services provided by, the retail insurance brokerage industry.
We derive a substantial portion of our business from our relationships with retail insurance brokerage firms.
There has been considerable consolidation in the retail insurance brokerage industry, driven primarily by the acquisition of small- and mid-size retail insurance brokerage firms by larger brokerage firms, financial institutions, or other organizations.
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
Our inability to achieve the intended results of our restructuring program, Empower, could impact our businesses, financial condition, and results of operations.
As part of our corporate restructuring plans, we expect to incur one-time write-offs and other restructuring charges and generate annual benefits in the future. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies, or other expected benefits. Our ability to successfully manage and execute the Empower program and realize the expected savings and benefits in the amounts and at the times anticipated is important to our business success. Failure to achieve the goals of our plans, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, changes in the insurance markets in which we compete, unanticipated costs or charges, and loss of key or other personnel, could have a material adverse effect on our businesses, financial condition, and results of operations. Internal restructurings come with an inherent amount of transition risk and can require a significant amount of time and focus from management and other employees, which may divert attention from our normal operations and could have a material adverse effect on our business, results of operations and financial condition.
Our growth strategy may involve opening new offices, entering new product lines or establishing new distribution channels, and will involve hiring new brokers and underwriters, which will require substantial investment by us and may adversely affect our results of operations and cash flows in a particular period.
Our ability to grow organically depends in part on our ability to open new offices, enter new product lines, establish new distribution channels, and recruit new wholesale brokers and underwriters. We can provide no assurances that we will be successful in any efforts to open new offices, develop de novo product lines, establish new distribution channels, or hire new wholesale brokers or underwriters. The costs of opening a new office, entering a new product line, establishing a new distribution channel, and hiring the necessary personnel to staff the office can be substantial, and we often are required to commit to multi-year, non-cancellable lease agreements. The cost of investing in new offices, brokers, and underwriters may affect our results of operations and cash flows in a particular period. Moreover, we cannot assure you that we will be able to recover our investment in new offices, brokers, or underwriters or that these offices, brokers, and underwriters will achieve profitability.

We rely on data from our clients and third parties for pricing and underwriting insurance policies, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
We use data, technology, and intellectual property licensed from unaffiliated third parties in certain of our products, including insurance industry proprietary information that we license from third parties, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should any third-
party refuse to license its proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations, and financial condition.
The reinsurance industry is highly competitive and cyclical and certain subsidiaries and entities in which we have invested may not be able to compete effectively in the future.
The reinsurance industry is highly competitive and has historically been cyclical. Through our indirect investment in Geneva Re, Ltd. (“Geneva Re”), we compete with numerous reinsurance companies throughout the world.
Many of these competitors may have greater financial, marketing, and management resources available to them, including greater revenue and scale, have established long-term and continuing business relationships throughout the reinsurance industry and may have higher financial strength ratings, which can be a significant competitive advantage for them.
Soft market conditions could lead to a significant reduction in reinsurance premium rates and less favorable contract terms which could negatively affect the return on our investment in Geneva Re and the commissions earned by
Ryan Re. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions.
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
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition, results of operations, and cash flows.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, climate related events or weather patterns, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyberterrorism, explosions, and biological, chemical, or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity of our insurance carriers, making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. Any increases in loss ratios due to natural or man-made disasters could impact our supplemental or contingent commissions,

which are primarily driven by growth and profitability metrics. A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.
Pandemics or other outbreaks of contagious diseases and measures undertaken to mitigate their spread could materially adversely affect our business, financial condition, and results of operations and those of our customers, suppliers, and other trading partners.
The global outbreak of the COVID-19 pandemic and measures to mitigate the spread of COVID-19 caused unprecedented disruptions to the global and U.S. economies and significantly impacted the global supply chain. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability of workforces. If significant portions of our workforce are unable to work effectively, including because of illness or quarantines or from the impacts of any potential future pandemics and other outbreaks of contagious diseases, our business could be materially adversely affected. It is possible that future pandemics and other outbreaks of contagious diseases could cause disruption in our customers’ businesses and cause delay or limit the ability of our customers to perform, including in making timely payments. Future pandemics and other outbreaks of contagious diseases could impact capital markets, which may impact our, and our customers’, financial position. Future pandemics and other outbreaks of contagious diseases may also have the effect of exacerbating several of the other risks we face as discussed in this Annual Report on Form 10-K.
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include the possibility we would be subject to unstable governments and economies and potential governmental actions affecting the flow of goods, services, and currency.
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
Our offices are geographically dispersed across the United States, the United Kingdom, Europe, Canada, India,
Australia, the United Arab Emirates, and Singapore, and we may not be able to respond quickly to operational or financial problems or promote the desired level of cooperation and interaction among our offices, which could harm our business and operating results.
As of December 31, 2025, we had 129 offices across the United States, the United Kingdom, Europe, Canada,
Australia, the United Arab Emirates, India, and Singapore. Some of these offices are under the day-to-day management of individuals who previously owned an acquired business or played a key role in the development of an office. These individuals may not report negative developments that occur in their businesses to management on a timely basis because of, among other things, the potential damage to their reputation, the risk that they may lose all or some of their operational control, the risk that it could impair financial earnouts or incentive compensation, or the risk that they may be personally liable to us under the indemnification provisions of the agreements pursuant to which their businesses were acquired.
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
Approximately 6% and 5% of our revenues for the years ended December 31, 2025 and 2024, respectively, were generated outside of the United States. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Canadian Dollar, Indian Rupee, Singapore Dollar,
and other currencies. Exchange rate movements may change over time, and could have an adverse impact on our financial results and cash flows reported in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S.
dollars. Due to fluctuations in foreign exchange rates, we are subject to economic exposure, as well as currency translation exposure on the net operating results of our operations. Because our non-U.S. based revenue is exposed to foreign exchange fluctuations, exchange rate movement can have an impact on our business, financial condition, results of operations, and cash flow. For additional discussion, see “Quantitative and Qualitative Disclosures about Market Risk”
included elsewhere in this Annual Report.
Scrutiny and changing expectations from the federal and state governments, governmental organizations, investors, clients, and our employees with respect to our corporate responsibility and stakeholder interest practices may impose additional costs on us or expose us to new or additional risks.
There is ongoing focus, including from the federal and state governments, governmental organizations, investors, employees, and clients, on corporate responsibility and stakeholder interest issues such as environmental stewardship, climate change, diversity and workplace inclusion, pay equity, racial justice, workplace conduct, cybersecurity, and data privacy. There are divergent views on these topics which increase the risk that any action or lack thereof with respect to our perceived corporate responsibility and stakeholder interest practices will be viewed negatively.
In March 2025, the federal government issued an executive order titled “Ending Illegal Discrimination and
Restoring Merit-Based Opportunity,” rescinding prior directives that promoted diversity, equity, and inclusion (“DEI”)
initiatives. This order signals a shift in regulatory priorities, directing agencies to evaluate DEI practices for consistency with federal nondiscrimination laws. The evolving regulatory environment could materially affect us, though the scope and approach to enforcement remains uncertain.
There can be no certainty that we will manage such issues successfully, or that we will successfully meet governmental or societal expectations as to the proper approach to corporate responsibility. Negative public perception, adverse publicity, or negative comments in social media, including as a result of actions taken by companies we acquire before the acquisition, could damage our reputation or harm our relationships with regulators and the communities in which we operate if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of our trading partners to do business with us. If we do not successfully manage expectations across these varied interests, it could erode trust, generate litigation, and impact our reputation, which could result in harm to our business, results of operations, and financial condition.
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
Risks Related to Intellectual Property, Data Privacy, and Cybersecurity
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.
While we manage some of our information technology systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown, or interruption from a variety of sources,

including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication, and electrical failures or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.
We have experienced, and may in the future experience, whether directly or indirectly through third parties, cybersecurity incidents. We have been, and expect to continue to be, the target of fraudulent calls, emails, and other forms of fraudulent activities and have experienced security breaches. However, to date, such security breaches have not had a material impact on our business strategy, results of operations, or financial condition. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Furthermore, any confidential information, including sensitive information, that is disclosed to a third-party generative AI platform could be leaked or disclosed to others. Any such cybersecurity incidents could adversely affect our reputation and results of operations.
If we fail to make requisite notifications within the timelines required under applicable laws it could result in violations, fines, penalties, litigation, proceedings, or enforcement action. In addition, it is possible that state regulators may initiate investigations of the Company in connection with a breach, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Moreover, incidents could occur with respect to our systems or the systems of our third-party service providers, as well as any other data breaches or other misuse or disclosure of our participant or other data, could lead to improper use or disclosure of Company information, including personally identifiable information or protected health information obtained from our participants, and information from employees. Any such breach or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees or clients could inhibit our growth and damage our reputation.
If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. While we select our clients and third-party vendors carefully, cyberattacks and security breaches at a client or vendor could adversely affect our ability to deliver products and services to its customers and otherwise conduct its business and could put our systems at risk. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in an acquisition targets’
information systems, which has in the past and could in the future expose us to costs and/or unexpected liabilities or make our own systems more vulnerable to attack. Additionally, our public announcement of the signing or closing of an acquisition could increase the possibility of threat actors targeting the companies that we will or have acquired. These types of breaches affecting us, our clients, or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
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
Improper disclosure of confidential, personal, or proprietary data, whether due to human error, misuse of information by employees or counterparties, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputation damage, which in turn could have an adverse effect on our reputation, regulatory compliance status, operations, sales, and operating results.
We maintain confidential, personal, and proprietary information relating to our Company, our employees, and our clients. This information includes personally identifiable information, protected health information, and financial information. We are subject to data privacy laws and regulations relating to the collection, use, retention, security, and transfer of this information. The inability to adhere to or to successfully implement processes and controls in response to these laws, rules, and regulations could impair our reputation, restrict our ability to operate in certain jurisdictions, or result in additional legal liability, which in turn could adversely impact our reputation, regulatory compliance status, operations, and operating results.
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
Our success depends, in part, on our ability to develop and implement technology-based solutions, including AI applications, that anticipate or keep pace with rapid and continuing changes in technology, operational needs, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, keep pace with insurtech, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems and digital distribution platforms will achieve the intended efficiencies, and such unrealized savings or benefits could affect our results of operations. There is no assurance that our technological investments will properly facilitate our operational needs, and any failure of technology and automated systems to function or perform as expected could harm our operations, business, and financial condition. Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment decisions if we are slow to innovate or unable to take advantage of these developments.
We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control. For example, starting a de novo MGU or insurance program takes a certain amount of investment before we are able to secure insurance carriers to support the underwriting, which is a precursor to entering the marketplace. Even after securing insurance carriers, we may not be able to compete effectively with other products in the marketplace on pricing, terms, and conditions in order to be successful. The development and implementation of these offerings also may divert the attention of our management team.
Infringement, misappropriation, or dilution of our intellectual property could harm our business.
We believe our trademarks have significant value and that these and other intellectual property are valuable assets that are critical to our success. Unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Some of our brand names are not registered, and we rely on common-law trademark protection to protect this intellectual property. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may misappropriate our intellectual property, and in the course of litigation, such competitors and other third parties might attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices, and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use any of our brand names or trademarks.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many foreign jurisdictions and effective trademark, copyright, and trade secret protection may not be available in every country or jurisdiction in which we offer our services. Additionally, our competitors may develop products similar to our products that do not conflict with our related intellectual property rights.
Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings. Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages, and could limit our ability to use or offer certain technologies, products, or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time, and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition, and operating results.
Risks Related to Legal and Regulatory Issues
Our businesses are subject to governmental regulation, which could reduce our profitability, limit our growth, or increase competition.
Our businesses are subject to legal and regulatory oversight throughout the world, including by U.S. state regulators and under the U.K. Companies Act and the rules and regulations promulgated by the Financial Conduct
Authority (“FCA”), the Foreign Corrupt Practices Act, the Bribery Act of 2010 in the U.K., the U.K. Economic Crime and
Corporate Transparency Act 2023, and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, anti-money laundering, sanctions, wage and hour standards, employment and labor relations, anti-competition, fraud prevention, and anti-corruption. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our clients, insurance carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
We are experiencing and reacting to substantial geopolitical and regulatory changes on a real-time basis, and the extent of such changes is not currently known. Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, the European Union’s General Data Protection Regulation (the “EU GDPR”)
imposes a range of compliance obligations and increased financial penalties for noncompliance. Accordingly, we may experience significant fines and penalties if we fail to comply with the EU GDPR. Following the implementation of the EU
GDPR, other jurisdictions have sought to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the EU GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data to most jurisdictions from the EU. Additionally, some countries have also proposed sweeping new data protection laws. For example, Canada is proposing significant changes to its federal privacy law. Accordingly, the challenges we face in the EU also apply to other jurisdictions that adopt laws similar to the EU GDPR or regulatory frameworks of equivalent complexity. On November 19, 2025, the EU Commission released a Digital Omnibus Package which is intended to amend the EU GDPR and other EU legislation. If the proposals are adopted, the rules concerning topics such as data breach notification and online cookie tracking will be amended. Compliance and operational costs associated with the implementation of any changes to the existing EU data protection regime may be significant.
The U.K. has implemented legislation focusing on data protection and privacy, including the U.K. GDPR and
Data Protection Act 2018, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide annual turnover from the preceding year. On June 28, 2021, the European Commission announced a decision of adequacy concluding that the U.K. ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area (the
“EEA”) to the U.K. The EU-UK adequacy decision was extended in late 2025 to be effective until December 27, 2031. On
June 19, 2025, the Data Use and Access Act 2025 (“DUAA”) received royal assent and updated existing laws including the
U.K. GDPR, the Data Protection Act 2018, and the Privacy and Electronic Communications Regulations (“PECR”). The
changes in the DUAA are intended to simplify compliance obligations for organizations. The law, however, creates a divergent approach to the EU GDPR on areas such as automated decision making which might increase compliance and non-compliance costs. We cannot fully predict how the Data Protection Act and other U.K. data protection laws or regulations might develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated.

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
industry.
In addition to data protection laws, certain countries and U.S. states are enacting cybersecurity laws and regulations. For example, in 2017 the New York State Department of Financial Services issued cybersecurity regulations which imposed an array of detailed security measures on covered entities. These regulations have now been amended to add additional data security requirements on entities licensed to conduct financial services business in New York, including, among other requirements, independent audits, annual risk assessments, reporting of all ransomware attacks, and management’s allocation of appropriate resources to cybersecurity programs. Many other states have also adopted laws covering data collected by insurance licensees that include security and breach notification requirements. The EU has adopted the Digital Operations Resilience Act (“DORA”), which requires procedures to be in place to assess and oversee information and communications technology (“ICT”) risk, protect ICT assets, report incidents, and oversee third parties.
The FCA has also recently introduced rules relating to operational resilience. All of these evolving compliance and operational requirements impose significant costs and other burdens that are likely to increase over time, might divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. In addition, the risk of noncompliance poses significant regulatory exposure, including the potential for fines and penalties.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework (“EU-US DPF”). The EU-US DPF imposes new requirements and obligations on private companies and governmental agencies. The EU-US DPF was subject to a legal challenge in September 2025, which was dismissed by the General Court of the European Union. The dismissal has subsequently been appealed to the European Court of Justice, which demonstrates that the legal landscape applicable to data privacy continues to remain in flux. We will need to continue to carefully monitor developments in this area to help facilitate compliance. The risk of noncompliance poses significant regulatory risk, including the potential for fines and penalties.
Our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increase our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. With our entry into distributing employee benefits insurance products and services, compliance with the Health Insurance Portability and Accountability Act of 1996 has become a more significant factor for our business.
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
It is expected that the insurance and financial services industries will face greater regulation regarding the use of
AI and automated decision-making that affects individual consumers. For example, the National Association of Insurance
Commissioners has proposed a model bulletin for states to adopt that would guide the insurance industry towards assuring that the use of such technologies does not cause unfair discrimination. This bulletin has been adopted by almost half of the states in the U.S. Some states have adopted new statutes or issued their own bulletins or circular letters addressing these risks. In addition, the EU Artificial Intelligence Act (“EU AI Act”) became effective in 2024. The EU AI Act regulates the placing on the market, putting into service, and use of artificial intelligence systems within the EU. Certain provisions of the EU AI Act became applicable in February 2025 and other provisions are being phased-in through August 2027. We will need to continue to carefully monitor developments in this area to help facilitate compliance. The risk of noncompliance poses significant regulatory exposure, including the potential for fines and penalties.
Our business is subject to risks related to legal proceedings and governmental inquiries.
We are subject to litigation, regulatory, and other governmental investigations and claims arising in the ordinary course of our business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage, or any ultimate liabilities may exceed our coverage. We may be subject to actions and claims relating to the sale of insurance or our other operations, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, our trading partners may seek to recoup commissions or other compensation paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on our business, financial condition, and results of operations.
We must comply with and are affected by various laws and regulations, as well as regulatory and other governmental investigations, that impact our operating costs, profit margins, and our internal organization and operation of our business. The insurance industry, including the premium finance business, has been subject to a significant level of scrutiny by various regulatory and governmental bodies, including state attorneys general offices and state departments of insurance, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of supplemental and contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, the collection of broker fees, which we define as fees separate from commissions charged directly to clients for efforts performed in the issuance of new insurance policies, bid rigging and related matters. From time to time, our subsidiaries receive informational requests from governmental authorities.
There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed, or could impose, additional obligations on us with respect to our products sold. Some insurance companies have agreed with regulatory authorities to end the payment of supplemental or contingent commissions on insurance products, which could impact our commissions that are based on the volume, consistency, and profitability of business generated by us.
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
We cannot predict the impact that any new laws, rules, or regulations may have on our business, financial condition, and results of operations. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Regulators may raise issues during investigations, examinations, or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.
Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages, and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to client relationships, or diversion of personnel and management resources.

We are subject to a number of, or may become subject to, E&O claims, as well as other contingencies and legal proceedings which, if resolved unfavorably to us, could have an adverse effect on our results of operations.
We assist our clients with various matters, including placing insurance, advocating with respect to claims, handling related claims, and facilitating premium financing. E&O claims against us may result in potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify insurance carriers of claims on behalf of clients, provide insurance carriers with complete and accurate information relating to the risks being insured, or properly exercise our delegated authority to underwrite or bind coverage, issue policies or other documents, or provide proper notices to insureds. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claimants may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on our financial position, results of operations, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
We have historically purchased, and continue to purchase, insurance to cover E&O claims to provide protection against certain losses that arise in such matters. As of December 31, 2025, our E&O insurance policy tower has a $150.0 million limit per occurrence and in the aggregate, and our E&O coverage is subject to a self-insured retention of $5 million per claim. If we exhaust or materially deplete our coverage under our E&O policy, it could have a significant adverse financial impact. Accruals for these exposures, when applicable, have been recorded to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage.
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
Consequently, at any given time, we may hold funds of our clients, insurer trading partners, or for taxes, and we are subject to various laws, regulations, and contractual arrangements governing the holding, management, and investing of these funds. Any loss, theft, or misappropriation of these funds, caused by employee or third-party fraud, execution of unauthorized transactions, errors relating to transaction processing, or other events could subject us to claims brought by insureds, insurers, and insurance intermediaries, as well as to fines, penalties, and reputational risk as a result of an alleged fiduciary breach and adversely affect our results of operations.
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
Changes in tax laws or regulations that are applied adversely to us or our clients may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
We are subject to taxation at the federal, state, and local levels in the United States and various other countries and jurisdictions. Our future effective tax rate and cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state, and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations. We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local, and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interest, thereby adversely affecting our financial condition or results of operations.
In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation, or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project (“BEPS”) initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive
Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax
(Pillar Two). Further details regarding implementation of these rules are expected to be finalized in the near future. These rules, should they implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits, or incentives will not be adversely affected by these or other initiatives.
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
We have a substantial amount of indebtedness under our Credit Facilities, which requires significant interest and principal payments. As of December 31, 2025, we had, on a consolidated basis, $3,356 million aggregate principal amount of outstanding indebtedness, including $400 million related to the 4.375% Senior Secured Notes issued under an indenture dated February 3, 2022, an aggregate of $1,200 million related to the 5.875% Senior Secured Notes issued under an indenture dated September 19, 2024, as supplemented on December 9, 2024, and $1,683 million of borrowings under our Term Loan with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and $73 million borrowings under our Revolving Credit Facility. We have commitments available to be borrowed under the Revolving
Credit Facility of $1,327 million, subject to customary conditions, all of which would be secured on a first-priority basis if borrowed. Our substantial indebtedness could have significant effects on our business and consequences to holders of our debt. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our current and future indebtedness, including the Senior Secured Notes and the indebtedness governed by our Credit Agreement;
•increase our vulnerability to adverse changes in prevailing economic, industry, and competitive conditions, including recessions and periods of significant inflation, rising interest rate environments, and financial market volatility;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, the execution of our business strategy, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•restrict us from capitalizing on business opportunities;
•place us at a disadvantage compared to our competitors that have less indebtedness; and

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, indebtedness service requirements, execution of our business strategy, and other general corporate purposes.
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations and acquisitions, dividend payments, indebtedness service requirements (including payments on the
Senior Secured Notes), and capital expenditures. A portion of our indebtedness is floating rate. We have experienced significant interest rate changes, variability, and volatility in the past. Should interest rates increase in the future, we could incur increased interest expense. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry, and competitive conditions and to certain financial, business, economic, and other factors beyond our control.
We are required to regularly pay interest on our debt, and to pay down debt principal, and we bear risk associated with retiring or refinancing principal as our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations, and to fund acquisitions, internal investments, and capital expenditures is determined by our ability to generate cash from operations, which in turn is subject to general economic, industry, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. Interest and principal obligations reduce our ability to use that cash for other purposes, including working capital, distributions, acquisitions, capital expenditures, and general corporate purposes. If we cannot service our debt obligations, we may have to take actions such as selling assets, raising equity on terms dilutive to existing stockholders, or reducing or delaying acquisitions, capital expenditures, or investments, any of which could limit our ability to execute our business strategy.
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
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by general economic, industry, financial, business, competitive, legislative, regulatory, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit worthiness, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. Refinancings may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
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
results of operations.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our product offerings;
•continue to expand our organization;
•hire, train, and retain employees;
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

•issue certain types of equity which have debt-like features;
•engage in transactions with affiliates; and
•enter into mergers, consolidations, or sales of substantially all of our assets.
The Credit Agreement also requires us to comply with a leverage-based financial maintenance covenant applicable when our borrowings under the Revolving Credit Facility exceed 35% of the corresponding commitments from lenders. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition, and other corporate opportunities.
Further, various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us or at all. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations.
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
We are a holding company and have no material assets other than our ownership of LLC Common Units of the
LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the Tax Receivable Agreement, pay operating expenses, or declare and pay dividends in the future depends on the financial results and cash flows of the LLC and its subsidiaries and distributions we receive from the LLC.
There can be no assurance that the LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us in the future or that applicable state law and contractual restrictions, including negative covenants in debt instruments of the LLC and its subsidiaries, will permit such distributions.
The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of the LLC is allocated to the LLC Unitholders, including us. Accordingly, we incur income taxes on our distributive share of any net taxable income of the LLC. Under the terms of the LLC Operating Agreement, the LLC is obligated to make tax distributions to the LLC Unitholders, including us. In addition to tax and dividend payments, we also incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current or certain former LLC Unitholders, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2025, the Company has recorded Tax Receivable
Agreement liabilities on the Consolidated Balance Sheets for the amount of $459.0 million associated with the payments to be made to current and certain former LLC Unitholders subject to the Tax Receivable Agreement. Under the LLC
Operating Agreement, tax distributions shall be made on a pro rata basis among the LLC Unitholders and will be calculated without regard to any applicable basis adjustment from which we may benefit under Section 743(b) of the U.S. Internal
Revenue Code of 1986, as amended (the “Code”).
We intend to cause the LLC to make cash distributions to the owners of LLC Common Units in amounts sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them, (ii) fund our dividend and distribution policy as approved by our Board, and (iii) cover our operating expenses, including payments under the Tax
Receivable Agreement.
However, the LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which the LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering the LLC or its subsidiaries insolvent. For instance, the Credit Agreement and the indentures which govern the Senior Secured Notes restrict certain of our subsidiaries’ ability to pay dividends to us, subject to certain exceptions, including if such distributions meet certain requirements such as caps on amounts, pro forma leverage ratios, and absence of defaults applicable to certain types of distributions, among others. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax
Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds.
The Ryan Parties control us and their interests may conflict with or differ from the interests of our stockholders.
Each LLC Unitholder, other than the Company, has an equivalent number of shares of our Class B common stock which are entitled to 10 votes per share. As of December 31, 2025, the Ryan Parties owned 83% of the shares of our outstanding Class B common stock, thereby giving the Ryan Parties the ability to control the outcome of matters requiring the approval of our stockholders, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Even if the Ryan Parties own significantly less than a majority of the shares of our outstanding Class A and Class B common stock, they will still have the ability to control the outcome of matters requiring the approval of our stockholders. Because the Ryan Parties hold most of their economic ownership interest in our business through the LLC, rather than through the public company, the Ryan Parties may have conflicting interests with holders of shares of our Class A common stock. For example, the Ryan Parties may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax considerations or other considerations even where no similar benefit would accrue to us.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to the current or certain former LLC
Unitholders, collectively, pursuant to the Tax Receivable Agreement; however, as of December 31, 2025, the Company has recorded Tax Receivable Agreement liabilities on the Consolidated Balance Sheets for the amount of $459.0 million associated with the payments to be made to current and certain former LLC Unit holders subject to the TRA. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the current and certain former LLC
Unitholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax
Receivable Agreement are also not conditioned upon the LLC Unitholders maintaining a continued ownership interest in the LLC.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of any future exchanges, the price of shares of our Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, the amount and timing of our income, and applicable tax rates.
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
As a result of a change in control or a material breach of the Tax Receivable Agreement, (i) we could be required to make cash payments to the current and certain former LLC Unitholders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable
Agreement and (ii) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
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
•expiration of, or detrimental changes in, research and development tax credit laws; or
•changes in tax laws, regulations, or interpretations thereof.
In addition, we may be subject to audits of our income, sales, and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940
Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.
Interests in the LLC could be deemed to be “investment securities” under the 1940 Act. We conduct our operations in a manner such that we believe we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.
Risks Related to Our Class A Common Stock
The dual-class structure of our common stock has the effect of concentrating voting control with the Ryan Parties, which includes our founder and Executive Chairman, which limits your ability to influence the outcome of important transactions, including a change in control, and the Ryan Parties interests’ may conflict with ours or yours in the future.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of
December 31, 2025, the Ryan Parties, which include our founder and Executive Chairman, control approximately 77% of the voting power of our outstanding capital stock, which means that, based on their percentage voting power the Ryan
Parties control the vote of all matters submitted to a vote of our stockholders. This control enables the Ryan Parties to control the election of the members of the Board and all other corporate decisions. Even when the Ryan Parties cease to control a majority of the total voting power, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval as set forth in a Director Nomination Agreement. Accordingly, for such period of time, the Ryan Parties will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws which govern the rights attached to our common stock. In particular, for so long as the Ryan Parties continue to own a significant percentage of our common stock, the Ryan Parties will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited attempt to acquire us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.
In addition, we entered into a Director Nomination Agreement with the Ryan Parties and one of our pre-IPO significant equity holders that provides the Ryan Parties the right to designate (in each instance, rounded up to the nearest whole number if necessary): (i) all of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, 50% or more of the total number of shares of our common stock beneficially owned by the Ryan Parties upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split, or similar changes in our capitalization (the “Original Amount”); (ii) 50% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 40%, but less than 50% of the Original Amount; (iii) 40% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 30%, but less than 40% of the Original Amount; (iv) 30% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 20%, but less than 30% of the Original Amount; and (v) 20% of the nominees for election to our Board for so long as the Ryan Parties control, in the aggregate, more than 10%, but less than 20% of the
Original Amount, which could result in representation on our Board that is disproportionate to the Ryan Parties’ beneficial ownership. Upon the death or disability of Patrick G. Ryan, or at such time that he is longer on the Board or actively involved in the operations of the Company, the Ryan Parties will no longer hold the nomination rights specified in (i)
through (v); however, the Ryan Parties will have the right to designate one nominee for so long as the Ryan Parties control, in the aggregate, 10% or more of the Original Amount. In addition, for so long as the Ryan Parties hold the nomination rights specified in (i) through (v), the Ryan Parties have the right to nominate the chairman of the Board. The Director
Nomination Agreement also provides that the Ryan Parties may assign such rights to an affiliate. The Director Nomination
Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Ryan
Parties.
The Ryan Parties and their affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, the Ryan Parties and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or clients of ours. Our certificate of incorporation provides that none of the Ryan Parties, any of their affiliates or any director who is not employed by us or our affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Ryan Parties also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Ryan Parties may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, respectively, could enhance their investment, respectively, even though such transactions might involve risks to you or may not prove beneficial.
Future transfers by the holders of LLC Common Units (who own an equal number of 10 votes per share Class B common stock related thereto) will generally result in those shares converting into shares of Class A common stock and the cancellation of the related Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. For a description of the dual-class structure, see Exhibit 4.7 to this Annual Report.

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
•our certificate of incorporation allows us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•our certificate of incorporation provides for a classified board of directors with staggered three-year terms, which pursuant to a proposal that was approved at the Company’s 2025 annual meeting of stockholders, is being phased out, such that the Class II directors who stand for election at our 2026 annual meeting of stockholders will be elected for one-year terms, the Class III directors and the prior Class II directors will stand for election for one-year terms at the 2027 annual meeting of stockholders, and all directors will stand for election for one-year terms at the 2028 annual meeting of stockholders and at each annual meeting of stockholders thereafter. Until declassification is complete, the Company’s classified Board could serve to make it more difficult for a third-party to acquire us; and
•our bylaws establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, at any time when the Ryan Parties control, in the aggregate, at least 10% voting power of the common stock, such advance notice procedure does not apply to the Ryan Parties.
We have opted out of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our certificate of incorporation contains a provision that provides us with protections similar to Section 203, and prevents us from engaging in a business combination with a person (excluding the Ryan Parties and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
These and other provisions in our certificate of incorporation, bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including actions to delay or impede a merger, tender offer, or proxy contest involving our company.
The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.
For information regarding these and other provisions, see Exhibit 4.7 to this Annual Report.
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States
District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for
(i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee, or agent of ours owed to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the Company or any director, officer, employee, or agent of ours arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws (as either may be amended, restated, modified, supplemented, or waived from time to time) (iv) any action to interpret, apply, enforce, or determine the validity of the certificate of incorporation or the bylaws (as either may be amended), (v) any action asserting a claim against the us or any director, officer, employee, or agent of ours that is governed by the internal affairs doctrine, or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This provision would not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the
Securities Act of 1933, against us or any director, officer, employee, or agent of ours. However, Section 22 of the
Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, and results of operations and result in a diversion of the time and resources of our employees, management, and Board.
Future sales, or the possibility of future sales, of a substantial number of our shares of Class A common stock could adversely affect the price of our shares of Class A common stock.
Future sales of a substantial number of our shares of Class A common stock, or the perception that such sales will occur, could cause a decline in the market price of our shares of Class A common stock. As of December 31, 2025, a significant number of Class A common stock (or LLC Common Units exchangeable for Class A common stock) were held by certain of our pre-IPO equity holders which are not otherwise, or are no longer, subject to either vesting or other sales restrictions imposed by the Company. If these stockholders sell substantial amounts of shares of Class A common stock in the public market (including any shares of Class A common stock issued upon the exchange of LLC Common Units), or the market perceives that such sales may occur, the market price of our shares of Class A common stock could be adversely affected. We have also entered into the registration rights agreement pursuant to which we have agreed under certain circumstances to file a registration statement to register the resale of shares of our Class A commons stock held by the
Ryan Parties, as well as to cooperate in certain public offerings of such shares. We have also filed registration statements to register all shares of Class A common stock and other equity securities that we have issued, or may issue, under the
Company’s 2021 Omnibus Incentive Plan. These shares of Class A common stock may be freely sold in the public market upon issuance, subject to vesting and certain limitations imposed by us and as applicable to affiliates. If a large number of our shares of Class A common stock are sold in the public market, the sales could reduce the trading price of shares of
Class A common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases could also affect the trading price of our Class A stock, increase volatility of our stock and diminish our cash reserves.
Although our Board of Directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific number of shares of our Class A common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The timing and number of shares repurchased under the program will depend on a variety of factors, including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions, and may be suspended or discontinued at any time without notice. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash balance. Our Board of Directors will review the program periodically and may authorize adjustments of its terms if appropriate. Any announcement of a suspension or termination of this program may result in a decrease in the trading price of our Class A stock.
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
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.
Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
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
•investors’ perception of us;
•events beyond our control such as weather, war, and health crises; and
•any default on our indebtedness.
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
For companies that we acquire, our integration efforts include, where appropriate, workable timelines for alignment on information security, data privacy, cybersecurity, and employee education.
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
Management’s Role
Primary responsibility for assessing and managing our cybersecurity risks rests with our CISO, who reports to our Co-President and Chief Operating Officer. Both are members of our Security Steering Committee, which is a governing body that drives alignment on security decisions across the Company. The Security Steering Committee includes management across the departments and functions of the organization to enable transparency and alignment with the business’ strategic goals and objectives. The Security Steering Committee has many years of valuable business experience managing risks and developing and implementing cybersecurity policies and procedures. Our CISO has extensive experience in information security, managing cybersecurity programs and cybersecurity risks, and has served in various roles in information technology and information security for almost 30 years, including serving as the CISO at another large public company. She holds an undergraduate degree in Information and Decision Sciences.

ITEM 2. PROPERTIES
Our corporate headquarters are in Chicago, Illinois, where we currently lease just under 50,000 square feet of office space under a leased space that incorporates our remote work flexibility into our post-pandemic operating model and we will continue to look at all of our offices to maximize size and efficiency. We have office locations in 33 U.S. states as well as in the United Kingdom, Europe, Canada, Australia, the United Arab Emirates, India, and Singapore where, as of
December 31, 2025, we lease a total of approximately 1,180,000 square feet. We believe that our facilities are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. For further information, please see “Note 15, Commitments and Contingencies” in the footnotes to the consolidated financial statements in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
Share Data
Our shares of Class A common stock, $0.001 par value per share, are traded on the New York Stock Exchange under the trading symbol RYAN. Our Class B common stock is not listed nor traded on any stock exchange.
On February 9, 2026, we had approximately 132 stockholders of record of our Class A common stock and 75 stockholders of record of our Class B common stock.
Dividend Policy
Prior to 2024, we had never declared or paid any cash dividend on our Class A common stock. On February 27,
2024, our Board declared a one-time special cash dividend of $0.23 per share on our outstanding Class A common stock. In addition, the Board initiated a regular quarterly dividend of $0.11 per share on our outstanding Class A common stock.
Both the special and regular quarterly dividend were paid on March 27, 2024. The Board declared and we paid a regular dividend of $0.11 per share in each subsequent quarter during 2024. The Board increased the regular dividend to $0.12 per share at the beginning of 2025 and we paid a regular quarterly dividend of $0.12 per share in each subsequent quarter of
2025. On February 12, 2026, the Board declared a regular dividend of $0.13 per share to be paid on March 10, 2026, to shareholders of record on February 24, 2026.
We intend to pay the regular quarterly dividend of $0.13 per share of Class A common stock going forward.
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
While the Board has chosen to initiate a regular $0.13 cash dividend per share of Class A common stock in the first quarter of 2026, it is not required to do so and may in the future, in its sole discretion, choose to use such excess cash for any other purpose depending upon the facts and circumstances at the time of determination.
Related Stockholder Matters
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year covered by this report.
Recent sale of Unregistered Securities
In connection with the acquisition of Stewart Specialty Risk Underwriting Ltd., the Company issued 139,392 shares of the Company’s Class A common stock on December 1, 2025, to certain owners of the acquired business at a price of $49.00 per share. The issuance was made in reliance on the exemption from the registration requirements of the

Securities Act set forth in Section 903 of Regulation S promulgated thereunder for the issuance of the shares to non-U.S.
persons through offshore transactions which were negotiated and consummated outside the United States.
Stock Performance Graph
The following graph illustrates the total return from July 22, 2021, the first trading date of our Class A common stock after our IPO, through December 31, 2025, for (i) our Class A common stock, (ii) the Standard and Poor’s 500 Index, and (iii) the Standard and Poor’s 500 Financials Sector Index, assuming an investment of $100 on July 22, 2021, including the reinvestment of dividends:

260
240
220
200
180
160
140
120
100
80
60
7/22/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
RYAN
S&P 500
S&P 500 Financials Sector

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to the compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters” of this Annual Report and is incorporated herein by reference.
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
The following discussion provides commentary on the financial results derived from our audited financial statements for the years ended December 31, 2025, 2024, and 2023, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate,
Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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

Empower Program
In the first quarter of 2026 we are initiating a three-year restructuring program (the "Empower Program") that will streamline our brokerage, binding, and underwriting operations, optimize our scale, accelerate our data and technology strategies, and enhance efficiencies across all of our specialties. The program is estimated to result in approximately $160 million of cumulative one-time charges through 2028, and we expect it to generate annual savings of approximately $80 million in 2029. Actions taken under the Empower Program are expected to be completed by the end of 2028.
Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC
(“Velocity”), an MGU specializing in first-party insurance coverage for catastrophe exposed properties, based in Nashville,
Tennessee.
On May 1, 2025, the Company completed the acquisition of USQRisk Holdings, LLC, a company that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions based in New York and London.
On May 16, 2025, the Company completed the acquisition of 360° Underwriting, an MGU specializing in commercial construction, based in Dublin and Galway, Ireland.
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation (“JM
Wilson”), a binding authority and surplus lines broker specializing in transportation insurance, headquartered in Portage,
Michigan.
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd., an
MGU specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada.
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
Deepen and Broaden our Relationships with Retail Broker Trading Partners
We have deep engagement with our retail broker trading partners, and we believe we have the ability to transact in even greater volume with nearly all of them. For example, in 2024, our revenue derived from the Top 100 firms (as ranked by Business Insurance) expanded faster than our Organic revenue growth rate of 10.1%. Our ability to deepen and broaden relationships with our retail broker trading partners and increase sales is dependent upon a number of factors, including client satisfaction with our distribution reach and our product capabilities, retail brokers continuing to require or desire our services, competition, pricing, economic conditions, and spending on our product offerings.

Build Our Delegated Authority Business
We believe there is substantial opportunity to continue to grow our Delegated Authority business, which includes both our Binding Authority Specialty and Underwriting Management Specialty. We believe that both M&A consolidation and panel consolidation have a long runway. We believe that both M&A consolidation and the use and reliance on scaled delegated Underwriting Management will continue to grow. Our ability to grow this business is dependent upon a number of factors, including a continuing ability to secure sufficient capital support from insurers, the quality of our services and product offerings, marketing and sales efforts to drive new business prospects and execution, new product offerings, the pricing and quality of our competitors’ offerings, and the growth in demand for the insurance products.
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
The Empower Program initiated in the first quarter of 2026 is designed to enhance efficiencies across all of our specialties. The efficiencies we gain through the Empower Program are expected to allow us to continue making strategic investments in growth, top-tier talent, de novo formations, and address the rapidly evolving needs of our clients.
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
Managing Changing Macroeconomic Conditions
Growth in certain lines of business, such as project-based construction and M&A transactional liability insurance, is partially dependent on a variety of macroeconomic factors inasmuch as binding the underlying insurance coverage is subject to the underlying activity occurring. In periods of economic growth, liquid credit markets, and favorable interest rates, this underlying activity can accelerate and provide tailwinds to our growth. In periods of economic decline, tight credit markets, and unfavorable interest rates, this underlying activity can slow or be delayed and provide headwinds to our growth. We believe over the long term these lines of business will continue to grow.
Leverage the Growth of the Specialty and E&S Markets
The growing relevance of the specialty and E&S markets has been driven by the rapid emergence and sustained prevalence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in 2025, with $125 billion of insured catastrophe losses, driven by $52 billion of insured losses related to severe convective storms (“SCS”) with 19 SCS events that caused losses in excess of $1 billion, which together accounted for the third-highest annual total for insured losses on record for SCS events and over $41 billion in losses generated from
California wildfires. The year also included floods in central Texas and the Mississippi valley, causing over 135 fatalities and over $3 billion in insured losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a “digital first” mode of doing business. We believe that as the complexity of the specialty and E&S markets continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.

Although we believe this growth will continue, we recognize that the growth of the specialty and E&S markets might not be linear as risks can and do shift between the E&S, including the specialty market, and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. In the second half of 2024 and throughout 2025, the specialty and E&S markets experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created additional opportunities for retailers to place property coverage directly, and we believe the market dynamics exist for these factors to potentially continue into 2026.
Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-
based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investments in Geneva Re through Ryan Investment Holdings, LLC and
Velocity Specialty Insurance Company (“VSIC”). We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.
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
In our Underwriting Management Specialty, we utilize delegated authority granted to us by carriers and we work with retail insurance brokers or wholesale brokers to secure insurance coverage for the ultimate insured party. Our
Underwriting Management Specialty generates revenues through insurance and reinsurance commissions and fees from clients and through contingent commissions from carriers. Commission rates and fees vary depending upon several factors including the premium, the type of coverage, and additional services provided to the client. Payment terms are consistent with current industry practice.
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

General and Administrative
General and administrative expense includes travel and entertainment expenses, information technology, occupancy-related expenses, foreign exchange, legal, insurance and other professional fees, and other costs associated with our operations. In particular, our travel and entertainment expenses, information technology expenses, occupancy-related expenses, and professional services expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
Amortization
Amortization expense consists primarily of amortization related to intangible assets we acquired in connection with our acquisitions. Intangible assets consist of customer relationships, trade names, assembled workforce, and internally developed software.
Interest Expense, Net
Interest expense, net consists of interest payable on indebtedness, amortization of the Company’s interest rate cap, imputed interest on contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company’s Cash and cash equivalents balances and payments received in relation to the interest rate cap.
Other Non-Operating Loss (Income)
For year ended December 31, 2025, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives, sublease income, and forfeitures of vested equity awards offset by TRA contractual interest and related charges. For the year ended December 31, 2024, Other non-operating loss (income) included expense related to Term Loan modifications and TRA contractual interest and related charges offset by income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and sublease income. For the year ended December 31, 2023, Other non-operating loss (income) included charges related to the change in the TRA liability caused by a change in our blended state tax rates.
Income Tax Expense
Income tax expense includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-Corporations subject to entity level taxation, and income tax expense recognized as a result of the
Common Control Reorganization (“CCR”) subsequent to the Velocity acquisition in the first quarter of 2025.
Non-Controlling Interests
Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of
Income. Refer to “Note 9, Stockholders’ Equity” of the audited consolidated financial statements in this Annual Report for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Year Ended December 31,
(in thousands, except percentages and per share data)	2025	2024	2023
Revenue
Net commissions and fees	$2,994,582	$2,455,671	$2,026,596
Fiduciary investment income	56,544	60,039	50,953
Total revenue	$3,051,126	$2,515,710	$2,077,549
Expenses
Compensation and benefits	1,803,397	1,591,077	1,321,029
General and administrative	453,452	352,050	276,181
Amortization	274,426	157,845	106,799
Depreciation	13,089	9,785	9,038
Change in contingent consideration	13,122	(22,859)	5,421
Total operating expenses	$2,557,486	$2,087,898	$1,718,468
Operating income	$493,640	$427,812	$359,081
Interest expense, net	222,384	158,448	119,507
Income from equity method investments	(21,236)	(18,231)	(8,731)
Other non-operating loss (income)	(692)	15,041	10,380
Income before income taxes	$293,184	$272,554	$237,925
Income tax expense	79,027	42,641	43,445
Net income	$214,157	$229,913	$194,480
GAAP financial measures
Revenue	$3,051,126	$2,515,710	$2,077,549
Net commissions and fees	2,994,582	2,455,671	2,026,596
Compensation and benefits	1,803,397	1,591,077	1,321,029
General and administrative	453,452	352,050	276,181
Net income	214,157	229,913	194,480
Compensation and benefits expense ratio (1)	59.1%	63.2%	63.6%
General and administrative expense ratio (2)	14.9%	14.0%	13.3%
Net income margin (3)	7.0%	9.1%	9.4%
Earnings per share (4)	$0.50	$0.78	$0.53
Diluted earnings per share (4)	$0.47	$0.71	$0.52
Non-GAAP financial measures*
Organic revenue growth rate	10.1%	12.8%	15.4%
Adjusted compensation and benefits expense	$1,692,000	$1,426,674	$1,222,342
Adjusted compensation and benefits expense ratio	55.5%	56.7%	58.8%
Adjusted general and administrative expense	$392,384	$277,813	$230,467
Adjusted general and administrative expense ratio	12.9%	11.0%	11.1%
Adjusted EBITDAC	$966,742	$811,223	$624,740
Adjusted EBITDAC margin	31.7%	32.2%	30.1%
Adjusted net income	$548,219	$493,521	$375,582
Adjusted net income margin	18.0%	19.6%	18.1%
Adjusted diluted earnings per share	$1.96	$1.79	$1.38
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.

(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 11, Earnings Per Share” in the footnotes to the consolidated financial statements in this Annual Report for further discussion of how these metrics are calculated.
* These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue
Total Revenue
Total revenue increased by $535.4 million, or 21.3%, from $2,515.7 million to $3,051.1 million, for the year ended December 31, 2025, as compared to the prior year. The following were the drivers of the increase:
•$245.4 million, or 9.8%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Acquisition revenue was offset by a $1.6 million decline in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024;
•$240.3 million, or 9.5%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of growth in specialty and E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines, offset by a moderate pullback across our property portfolio. The moderate pullback across our property portfolio was driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by new business generation. Growth in the period was balanced across our three
Specialties, driven by an increase in the flow of risks into the specialty and E&S markets;
•$53.2 million, or 2.1%, of the period-over-period change in Total revenue was due to contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•$3.5 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in Fiduciary investment income, caused by a decline in interest rates compared to the prior-year period.

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Wholesale Brokerage	$1,600,427	53.4%	$1,489,077	60.7%	$111,350	7.5%
Binding Authority	370,155	12.4	320,379	13.0	49,776	15.5
Underwriting Management	1,024,000	34.2	646,215	26.3	377,785	58.5
Total Net commissions and fees	$2,994,582		$2,455,671		$538,911	21.9%
Wholesale Brokerage net commissions and fees increased by $111.4 million, or 7.5%, period-over-period, primarily due to organic growth within the Specialty for the period as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.
Binding Authority net commissions and fees increased by $49.8 million, or 15.5%, period-over-period, primarily due to strong organic growth within the Specialty for the period as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.

Underwriting Management net commissions and fees increased by $377.8 million, or 58.5%, period-over-
period, primarily due to organic growth within the Specialty for the period, inclusive of an increase in transactional business, contributions from recent acquisitions, and an increase in contingent commissions.
The following table sets forth our revenue by type of commission and fees:

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2025	% of total	2024	% of total	Change
Net commissions and policy fees	$2,759,597	92.1%	$2,310,384	94.1%	$449,213	19.4%
Supplemental and contingent commissions	149,237	5.0	88,842	3.6	60,395	68.0
Loss mitigation and other fees	85,748	2.9	56,445	2.3	29,303	51.9
Total Net commissions and fees	$2,994,582		$2,455,671		$538,911	21.9%
Net commissions and policy fees grew $449.2 million, or 19.4%, period-over-period, slightly lower than the overall net commissions and fee revenue growth of 21.9% for the year ended December 31, 2025, compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new E&S products as well as the inflow of risks from the Admitted market into the specialty and E&S markets. In aggregate, we experienced stable commission rates period over period.
Supplemental and contingent commissions increased $60.4 million, or 68.0%, period-over-period, driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as profit commissions recognized from recent acquisitions.
Loss mitigation and other fees grew $29.3 million, or 51.9%, period-over-period, primarily due to increased capital markets activity, captive management and other risk management services fees from the placement of alternative risk insurance solutions, as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $212.3 million, or 13.3%, from $1,591.1 million to
$1,803.4 million for the year ended December 31, 2025, compared to the prior year. The following were the drivers of this increase:
•An increase of $196.0 million was driven by (i) the addition of 815 employees during the period, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 6,110 full-time employees as of December 31, 2025, from 5,295 as of December 31, 2024;
•Commissions increased $68.5 million, or 9.6%, period-over-period, driven by the 7.5% increase in
Wholesale Brokerage and 15.5% increase in Binding Authority Net commissions and fees discussed above;
and
•An increase of $1.6 million was driven by Acquisition related long-term incentive compensation expense associated with recent acquisitions.
•The increases were partially offset by a $39.9 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024;
•A decrease of $9.6 million in Equity-based compensation and Initial public offering related expense associated with the reversal of certain executive performance-based awards’ expense in the period as well as the natural runoff of Initial public offering related expense as awards continue to vest; and
•A decrease of $4.3 million was driven by Acquisition-related expense associated with recent acquisitions.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 4.1% from 63.2% to 59.1% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $101.4 million, or 28.8%, from $352.1 million to
$453.5 million for the year ended December 31, 2025, as compared to 2024. The following were the drivers of this increase:
•$78.6 million of increased professional services and IT charges associated with ongoing technology and data initiatives, costs directly linked to organic and inorganic revenue growth in the period, and recruiter fees;
•$36.0 million was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange; and
•$6.6 million was driven by an increase in Acquisition-related expense associated with one-time diligence, transaction-related, and integration costs.
•The increase was partially offset by a $19.8 million decline in Restructuring and related expense due to the completion of the ACCELERATE 2025 program at the end of 2024.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.9% from 14.0% to 14.9% period-over-period.
Amortization
Amortization expense increased by $116.6 million, or 73.9%, from $157.8 million to $274.4 million for the year ended December 31, 2025, compared to the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our Customer relationships and Other intangible assets increased by
$140.8 million when comparing the balance as of December 31, 2025, to the balance as of December 31, 2024, due to acquisition activity during the year.
Interest Expense, Net
Interest expense, net increased $63.9 million, or 40.4%, from $158.4 million to $222.4 million for the year ended December 31, 2025, compared to the prior year. The main driver of the increase in Interest expense, net for the year ended December 31, 2025, was an increase in debt from recent acquisition activity.
Other Non-Operating Loss (Income)
Other non-operating loss (income) increased by $15.7 million from $15.0 million of a loss in the prior year to income of $0.7 million for the year ended December 31, 2025. For the year ended December 31, 2025, Other non-operating loss (income) consisted of $0.6 million of seller reimbursement of acquisition-related retention incentives, $0.6 million of sublease income, and $0.4 million of forfeitures of vested equity awards offset by $1.1 million of TRA contractual interest and related charges. For the year ended December 31, 2024, Other non-operating loss consisted of $18.1 million of expense related to Term Loan modifications and $1.3 million of TRA contractual interest and related charges offset by $3.4 million of income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and
$0.5 million of sublease income.
Income Before Income Taxes
Due to the factors above, Income before income taxes increased $20.6 million, or 7.6%, from $272.6 million to
$293.2 million for the year ended December 31, 2025, compared to the prior year.

Income Tax Expense
Income tax expense increased $36.4 million from $42.6 million to $79.0 million for the year ended
December 31, 2025, as compared to the prior year primarily as a result of the $39.1 million increase in Deferred income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025 as compared to the Deferred income tax expense recognized as a result of the CCR subsequent to the Innovisk acquisition in the fourth quarter of 2024. The CCRs were one-time, non-cash income tax expenses incurred at Ryan Specialty Holdings, Inc., and our federal and state tax rate, net of federal benefit, is unaffected.
Net Income
Net income decreased $15.8 million, or 6.9%, from $229.9 million to $214.2 million for the year ended
December 31, 2025, compared to the prior year as a result of the factors described above.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue
Total Revenue
Total revenue increased by $438.2 million, or 21.1%, from $2,077.5 million to $2,515.7 million, for the year ended December 31, 2024, as compared to the prior year. The following were the drivers of the increase:
•$252.2 million, or 12.1%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of a growing specialty and E&S markets and winning new business from competitors. Growth for the year was balanced across our property and casualty portfolios within our three Specialties, driven by an increase in the flow of risks into the specialty and E&S markets. This growth was partially offset by a number of factors, none of which were individually significant such as (i) a continued decline throughout the year in Net commissions and fees generated from the placement of public company D&O insurance policies, related to a slow-down in IPO activity and an associated rapid premium rate decrease and (ii) in the second half of 2024 a shift in property trends as capacity become more readily available, which resulted in a decline in property premium rates. We believe these factors have also created opportunities for retailers to place some of these property risk coverages directly;
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

	Year Ended December 31,				Period over Period
(in thousands, except percentages)	2024	% of total	2023	% of total	Change
Wholesale Brokerage	$1,489,077	60.7%	$1,319,056	65.1%	$170,021	12.9%
Binding Authority	320,379	13.0	275,961	13.6	44,418	16.1
Underwriting Management	646,215	26.3	431,579	21.3	214,636	49.7
Total Net commissions and fees	$2,455,671		$2,026,596		$429,075	21.2%
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
Net commissions and policy fees grew $374.5 million, or 19.3%, period-over-period, slightly lower than the overall net commissions and fee revenue growth of 21.2% for the year ended December 31, 2024, compared to the prior year. The main drivers of this growth continue to be the acquisition of new business and expansion of ongoing client relationships in response to the increasing demand for new E&S products as well as the inflow of risks from the Admitted market into the specialty and E&S markets. In aggregate, we experienced stable commission rates period over period.
Supplemental and contingent commissions increased $32.5 million, or 57.6%, period-over-period, driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as profit commissions recognized from acquisitions completed in 2024.
Loss mitigation and other fees grew $22.1 million, or 64.2%, period-over-period, primarily due to increased capital markets activity, additional captive management and other risk management services fees from the placement of alternative risk insurance solutions as well as growth in certain fees related to the ACE, Point6, and AccuRisk acquisitions completed in the second half of 2023.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $270.0 million, or 20.4%, from $1,321.0 million to $1,591.1 million for the year ended December 31, 2024, compared to the prior year. The following were the drivers of this increase:
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
•An increase of $111.8 million was driven by (i) the addition of 938 employees compared to the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 5,295 full-
time employees as of December 31, 2024, from 4,357 as of December 31, 2023.

The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio decrease of 0.4% from 63.6% to 63.2% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $75.9 million, or 27.5%, from $276.2 million to $352.1 million for the year ended December 31, 2024, as compared to 2023. The following were the drivers of this increase:
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
Amortization
Amortization expense increased by $51.0 million, or 47.8%, from $106.8 million to $157.8 million for the year ended December 31, 2024, compared to the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our Customer relationships and Other intangible assets increased by $865.1 million when comparing the balance as of December 31, 2024, to the balance as of December 31, 2023, with the largest individual increase generated by the US Assure acquisition.
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
Income Tax Expense
Income tax expense decreased $0.8 million from $43.4 million to $42.6 million for the year ended December
31, 2024, as compared to the prior year primarily due to a $13.9 million deferred tax benefit in 2024 from equity-based compensation and a $8.8 million decrease in Deferred income tax expense recognized as a result of the CCR subsequent to the Socius and AccuRisk acquisitions in the second half of 2023 and Innovisk in the fourth quarter of 2024. These CCRs were discrete, non-cash expenses incurred at Ryan Specialty Holdings, Inc., and the Company’s annual effective tax rate is unaffected. The decrease was partially offset by an increase in pre-tax book income allocated to the Company for the year ended December 31, 2024, and a decrease in the Company’s blended state tax rate during 2024 which resulted in increased tax expense recognized related to the change in our Deferred tax assets.
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
Organic Revenue Growth Rate
Organic Revenue Growth Rate is defined as the percentage change in Net commissions and fees, as compared to the same period for the prior year, adjusted to eliminate revenue attributable to acquisitions for the first twelve months of ownership, revenue attributable to sold businesses for the subsequent twelve months after a sale, and other items such as contingent commissions and the impact of changes in foreign exchange rates.

For the avoidance of doubt, prior period references in the tables below represent the same period in the prior year. A reconciliation of Organic revenue growth rate to Net commissions and fees growth rate, the most directly comparable GAAP measure, for each of the periods indicated is as follows (in percentages):

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Current period Net commissions and fees revenue	$2,994,582	$2,455,671	$2,026,596
Less: Current period contingent commissions	(121,549)	(73,175)	(39,028)
Less: Revenue attributable to sold businesses	(361)	—	—
Net commissions and fees revenue excluding contingent commissions	$2,872,672	$2,382,496	$1,987,568

Prior period Net commissions and fees revenue	$2,455,671	$2,026,596	$1,711,861
Less: Prior period contingent commissions	(73,175)	(39,028)	(30,788)
Less: Revenue attributable to sold businesses	(1,941)	—	—
Prior period Net commissions and fees revenue excluding contingent commissions	$2,380,555	$1,987,568	$1,681,073

Change in Net commissions and fees revenue excluding contingent commissions	$492,117	$394,928	$306,494
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(246,914)	(141,972)	(46,496)
Impact of change in foreign exchange rates	(4,863)	(791)	(479)
Organic revenue growth (Non-GAAP)	$240,340	$252,165	$259,519

Net commissions and fees revenue growth rate (GAAP)	21.9%	21.2%	18.4%
Less: Impact of contingent commissions (1)	(1.2)	(1.3)	(0.2)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	20.7%	19.9%	18.2%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(10.4)	(7.1)	(2.8)
Impact of change in foreign exchange rates (4)	(0.2)	0.0	0.0
Organic Revenue Growth Rate (Non-GAAP)	10.1%	12.8%	15.4%
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

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Total Revenue	$3,051,126	$2,515,710	$2,077,549
Compensation and Benefits Expense	$1,803,397	$1,591,077	$1,321,029
Acquisition-related expense	(11,033)	(15,373)	(4,186)
Acquisition related long-term incentive compensation (1)	(26,581)	(24,946)	4,334
Restructuring and related expense	—	(39,929)	(22,651)
Amortization and expense related to discontinued prepaid incentives	(4,332)	(5,160)	(6,441)
Equity-based compensation (2)	(49,664)	(52,038)	(31,047)
IPO related expenses	(19,787)	(26,957)	(38,696)
Adjusted Compensation and Benefits Expense (3)	$1,692,000	$1,426,674	$1,222,342
Compensation and Benefits Expense Ratio	59.1%	63.2%	63.6%
Adjusted Compensation and Benefits Expense Ratio	55.5%	56.7%	58.8%
(1)In 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the clawback of an All Risks LTIP payment from a terminated employee.
(2)In 2025, Equity-based compensation expense included $5.8 million of expense reversal associated with certain executive performance-based awards on account of it becoming unlikely the performance targets would be achieved.
In 2024, Equity-based compensation included $4.6 million of expense associated with the removal of equity transfer restrictions for an executive officer of the Company. See “Note 10, Equity-Based Compensation” of the audited financial statements in this Annual Report for additional discussion on equity-based compensation.
(3)Adjustments to Compensation and benefits expense are described in the definition of Adjusted EBITDAC to Net income in “Adjusted EBITDAC and Adjusted EBITDAC Margin”.
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

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Total Revenue	$3,051,126	$2,515,710	$2,077,549
General and Administrative Expense	$453,452	$352,050	$276,181
Acquisition-related expense	(61,068)	(54,469)	(19,088)
Restructuring and related expense	—	(19,768)	(26,626)
Adjusted General and Administrative Expense (1)	$392,384	$277,813	$230,467
General and Administrative Expense Ratio	14.9%	14.0%	13.3%
Adjusted General and Administrative Expense Ratio	12.9%	11.0%	11.1%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. For the year ended December 31, 2024, Acquisition-related expense included a $4.5 million charge related to a deal-contingent foreign exchange forward contract associated with the Castel acquisition. The remaining charges in the three years presented represent typical one-time diligence, transaction-related, and integration costs. Acquisition-related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be achieved in order to be earned. Restructuring and related expense for the years ended December 31, 2024 and 2023, consisted of compensation and benefits, occupancy, contractors, professional services, and license fees related to the ACCELERATE 2025 program, which concluded at the end of 2024. The compensation and benefits expense included severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the year ended December 31, 2025, Other non-operating loss (income)
consisted of $0.6 million of seller reimbursement of acquisition-related retention incentives, $0.6 million of sublease income, and $0.4 million of forfeitures of vested equity awards offset by $1.1 million of TRA contractual interest and related charges. For the year ended December 31, 2024, Other non-operating loss (income) consisted of $18.1 million of expense related to Term Loan modifications and $1.3 million of TRA contractual interest and related charges offset by $3.4 million of income related to a decrease in our blended state tax rates and foreign tax credit impact on the TRA remeasurement and $0.5 million of sublease income. For the year ended December 31, 2023, Other non-operating loss
(income) included a $10.4 million charge related to the change in the TRA liability caused by a change in our blended state tax rates. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses include compensation-
related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Total Revenue	$3,051,126	$2,515,710	$2,077,549
Net Income	$214,157	$229,913	$194,480
Interest expense, net	222,384	158,448	119,507
Income tax expense	79,027	42,641	43,445
Depreciation	13,089	9,785	9,038
Amortization	274,426	157,845	106,799
Change in contingent consideration (1)	13,122	(22,859)	5,421
EBITDAC	$816,205	$575,773	$478,690
Acquisition-related expense	72,101	69,842	23,274
Acquisition related long-term incentive compensation (2)	26,581	24,946	(4,334)
Restructuring and related expense	—	59,697	49,277
Amortization and expense related to discontinued prepaid incentives	4,332	5,160	6,441
Other non-operating loss (income)	(692)	15,041	10,380
Equity-based compensation	49,664	52,038	31,047
IPO related expenses	19,787	26,957	38,696
Income from equity method investments	(21,236)	(18,231)	(8,731)
Adjusted EBITDAC	$966,742	$811,223	$624,740
Net Income Margin	7.0%	9.1%	9.4%
Adjusted EBITDAC Margin	31.7%	32.2%	30.1%
(1)For the year ended December 31, 2024, Change in contingent consideration included a $25.5 million decrease in valuation of the US Assure contingent consideration as a result of increased loss ratios impacting projected profit commissions.
(2)For the year ended December 31, 2023, Acquisition related long-term incentive compensation includes a $6.8 million expense reversal related to the clawback of an All Risks LTIP payment from a terminated employee.
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

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Total Revenue	$3,051,126	$2,515,710	$2,077,549
Net Income	$214,157	$229,913	$194,480
Income tax expense	79,027	42,641	43,445
Amortization	274,426	157,845	106,799
Amortization of deferred debt issuance costs (1)	9,567	23,930	12,172
Change in contingent consideration	13,122	(22,859)	5,421
Acquisition-related expense	72,101	69,842	23,274
Acquisition related long-term incentive compensation	26,581	24,946	(4,334)
Restructuring and related expense	—	59,697	49,277
Amortization and expense related to discontinued prepaid incentives	4,332	5,160	6,441
Other non-operating loss (income)	(692)	15,041	10,380
Equity-based compensation	49,664	52,038	31,047
IPO related expenses	19,787	26,957	38,696
Income from equity method investments	(21,236)	(18,231)	(8,731)
Adjusted Income before Income Taxes (2)	$740,836	$666,920	$508,367
Adjusted tax expense (3)	(192,617)	(173,399)	(132,785)
Adjusted Net Income	$548,219	$493,521	$375,582
Net Income Margin	7.0%	9.1%	9.4%
Adjusted Net Income Margin	18.0%	19.6%	18.1%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the years ended December 31, 2025 and 2024, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC. For the year ended December 31, 2023, this calculation of adjusted tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.12% on 100% of our adjusted income before income taxes as if the Company owned 100% of the LLC.
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

	Year Ended December 31,
	2025	2024	2023
Earnings per share of Class A common stock – diluted	$0.47	$0.71	$0.52
Less: Net income attributed to dilutive shares and substantively vested RSUs (1)	(0.01)	—	(0.03)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.32	0.14	0.24
Plus: Adjustments to Adjusted net income (3)	1.22	0.97	0.67
Plus: Dilutive impact of unvested equity awards (4)	(0.04)	(0.03)	(0.02)
Adjusted diluted earnings per share	$1.96	$1.79	$1.38

(Share count in ’000s)
Weighted-average shares of Class A common stock outstanding – diluted	138,246	132,891	125,745
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	135,429	138,980	142,384
Plus: Dilutive impact of unvested equity awards (4)	5,354	4,417	4,137
Adjusted diluted earnings per share diluted share count	279,029	276,288	272,266
(1)Adjustment removes the impact of Net income attributed to dilutive awards and substantively vested RSUs to arrive at
Net income attributable to Ryan Specialty Holdings, Inc. For the years ended December 31, 2025, 2024, and 2023, this removes $0.9 million, $0.3 million, and $4.2 million of Net income, respectively, on 138.2 million, 132.9 million, and
125.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 11,
Earnings Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(2)For comparability purposes, this calculation incorporates the Net income that would be outstanding if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the years ended December 31, 2025, 2024, and 2023, this includes $150.8 million, $135.2 million, and
$133.4 million of Net income, respectively, on 273.7 million, 271.9 million, and 268.1 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 11, Earnings Per Share” in the footnotes to the consolidated financial statements in this Annual Report.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 273.7 million, 271.9 million, and 268.1 million
Weighted-average shares of Class A common stock outstanding - diluted years ended December 31, 2025, 2024, and
2023, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards as well as outstanding vested options and Class C Incentive Units is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 11, Earnings Per Share” of the audited consolidated financial statements. For the years ended
December 31, 2025, 2024, and 2023, 5.4 million, 4.4 million, and 4.1 million shares were added to the calculation, respectively.
Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of our business provides adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations, and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured
Notes. The primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, distributions to LLC Unitholders, share repurchases, and dividends to

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
On February 12, 2026, our Board declared and increased the Company’s regular quarterly dividend by 8.3% to
$0.13 per share on the outstanding Class A common stock. With respect to this regular quarterly dividend, $0.07 of the regular quarterly dividend is to be funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the Company as well as the Company’s obligations pursuant to the Tax Receivable
Agreement. The remaining $0.06 of the regular quarterly dividend is to be funded by free cash flow from the LLC and paid to all holders of the Class A common stock and LLC Common Units.
On February 12, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to $300 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, as accelerated share repurchases, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance markets and carriers. We also collect claims prefunding or refunds from carriers on behalf of insureds, which are then returned to the insureds, and surplus lines taxes, which are then remitted to surplus lines taxing authorities. Insurance premiums, claims funds, and surplus lines taxes are held in a fiduciary capacity. The levels of Fiduciary cash and receivables and Fiduciary liabilities can fluctuate significantly depending on when we collect the premiums, claims prefunding, and refunds, make payments to markets, carriers, surplus lines taxing authorities, and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary cash, because of its nature, is held in very liquid securities with a focus on preservation of principal. To minimize counterparty investment risk, we maintain cash holdings pursuant to an fiduciary holdings policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,426.1 million and $1,140.6 million as of December 31, 2025 and 2024, respectively, and fiduciary receivables of $2,872.8 million and $2,599.1 million as of December 31, 2025 and 2024, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $158.3 million of Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2025,
$91.9 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
As of December 31, 2025, the interest rate on the Term Loan was 2.00% plus Adjusted Term SOFR.
As of December 31, 2025, we were in compliance with all of the covenants under our debt facilities and there were no events of default for the year ended December 31, 2025.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the
TRA to be $459.0 million in aggregate as of December 31, 2025. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	34,813	2,466	9,479	46,758
Interest expense	—	—	1,112	1,112
Payments	(16,067)	(8,532)	(570)	(25,169)
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of
December 31, 2025 were $540.0 million consisting of (i) Exchange Tax Attributes of $320.0 million, (ii) Pre-IPO M&A
Tax Attributes of $91.0 million, and (iii) TRA Payment Tax Attributes of $129.0 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Year Ended December 31, 2025 and 2024
Cash and cash equivalents decreased $381.9 million from $540.2 million at December 31, 2024, to $158.3 million at December 31, 2025. A summary of our cash flows provided by and used for ongoing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Net cash provided by operating activities during the year ended December 31, 2025, increased $128.8 million from the year ended December 31, 2024, to $643.7 million. This increase in cash flows provided by operating activities was driven by increases of $116.6 million in Amortization, $39.1 million in Deferred income tax expense from common control reorganizations, and $38.6 million related to Other current and non-current assets and Other current and non-
current liabilities. These increases were partially offset by the change in Commissions and fees receivable - net of $35.6 million, a decline in Net income of $15.8 million, and a decrease of Amortization of deferred debt issuance costs of $14.4 million.
Cash Flows From Investing Activities
Cash flows used in investing activities during the year ended December 31, 2025, were $834.0 million, a decrease of $921.7 million compared to the $1,755.7 million of cash flows used for investing activities during the year ended December 31, 2024. The main drivers of the cash flows used for investing activities for the year ended December 31,
2025, were $746.5 million of Business combinations - net of cash acquired and cash held in a fiduciary capacity, Capital expenditures of $68.0 million, $16.6 million of an Equity method investment in VSIC, and $3.0 million related to Asset acquisitions. The main drivers of the cash flows used for investing activities for the year ended December 31, 2024, were
$1,708.7 million of Business combinations - net of cash acquired and cash held in a fiduciary capacity and $47.0 million of capital expenditures.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the year ended December 31, 2025, were $78.1 million, a decrease of $1,088.7 million compared to cash flows provided by financing activities of $1,166.9 million during the year ended December 31, 2024. The main drivers of cash flows provided by financing activities during the year ended
December 31, 2025, were $237.6 million Net change in fiduciary liabilities, net Borrowings on Revolving Credit Facility of $71.4 million, and $35.9 million of Receipt of taxes related to net share settlement of equity awards offset by $64.1 million of Tax distributions to non-controlling LLC Unitholders, $62.3 million of Class A common stock dividends and
Dividend Equivalents paid, $37.0 million of Taxes paid related to net share settlement of equity awards, $29.3 million of
Payment of contingent consideration, $27.2 million of Distributions and Declared Distributions paid to non-controlling
LLC Unitholders, $25.2 million of Payment of Tax Receivable Agreement liabilities during the year, and $17.0 million of
Repayment of term debt. The main drivers of cash flows provided by financing activities during the year ended December
31, 2024, were $1,187.4 million of Proceeds from Senior Secured Notes, $114.0 million Net change in fiduciary liabilities, and $107.6 million of Proceeds from term debt offset by $82.7 million of Tax distributions to non-controlling LLC
Unitholders, $80.2 million of Class A common stock dividends and Dividend Equivalents paid, $25.5 million of Debt issuance costs paid, $22.2 million of Distributions and Declared Distributions paid to non-controlling LLC Unitholders, and $21.6 million of Payment of Tax Receivable Agreement liabilities during the year.

Contractual Obligations and Commitments
Our principal commitments consist of contractual obligations in connection with investing and operating activities. These obligations are described within “Note 8, Debt” in the notes to our audited consolidated financial statements in this Annual Report, where we provide further description on provisions that create, increase or accelerate obligations, or other pertinent data to the extent necessary for an understanding of the timing and amount of the specified contractual obligations.
The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of $8.0 million and $50.8 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of December 31, 2025, and $5.2 million and $36.5 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of
December 31, 2024. The timing of when employees elect to make withdrawals from the deferred compensation plan is uncertain, however employees are not allowed to make a withdrawal for three years from the deferral date and must withdraw all deferred compensation balances within ten years of the deferral date.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of December 31, 2025, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	December 31, 2025
Current accrued compensation	$10,752
Non-current accrued compensation	19,212
Total liability	$29,963
Projected future expense	44,880
Total projected future cash outflows	$74,843

Projected Future Cash Outflows
(in thousands)
2026	$14,632
2027	9,274
2028	32,257
2029	11,048
Thereafter	$7,632

Within “Note 4, Mergers and Acquisitions” in the notes to our audited consolidated financial statements in this
Annual Report we outline various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of December 31, 2025, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	December 31, 2025
Current accounts payable and accrued liabilities	$55,880
Other non-current liabilities	92,508
Total liability	$148,388
Projected future expense	10,429
Total projected future cash outflows	$158,817

Projected Future Cash Outflows
(in thousands)
2026	$57,255
2027	89,016
2028	6,262
2029	4,662
Thereafter	$1,622
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
The allocation of the consideration utilizes significant estimates in determining the fair values of identifiable assets acquired, which mainly consist of customer relationship intangible assets. The significant assumptions used in determining the fair value of customer relationships include estimated revenue growth, attrition rates, operating margins, and weighted-
average cost of capital. These estimates directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods. As of December 31, 2025 and 2024, an aggregate of $1,496.9 million and
$1,392.0 million, respectively, of Customer relationships was recorded on the Consolidated Balance Sheets.
The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the date of acquisition.
Acquired Customer Relationships
We review acquired intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. We have not made any material changes in the accounting methodology used to evaluate the impairment of goodwill or amortizable intangible assets during the last three fiscal years. Qualitative factors considered include any adverse developments in regulation, unfavorable market conditions, or the extent to which an asset will be utilized. As we continue to experience revenue growth driven by the increase in complexity and inflow of risks into the specialty and E&S markets, we do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an acceleration of amortization or impairment losses that could be material.
Contingent Consideration
The Company recognizes contingent consideration liabilities and contingently returnable consideration resulting from certain business combinations. We estimate the fair value of these contingent consideration arrangements using Level
3 inputs that require the use of numerous assumptions and Monte Carlo simulations, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at the acquisition date and in subsequent periods involves significant judgments, including projecting the future financial performance of the acquired businesses. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value based on the revised assumptions. For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. Refer to “Note 14, Fair Value Measurements” in the consolidated financial statements in this Annual
Report for further information on the assumptions used in the fair value of contingent consideration.
As of December 31, 2025, the Company had nine contingent consideration liability arrangements outstanding, with an aggregate fair value of $148.4 million. If remaining targets were to be met for these contingent consideration arrangements, the maximum amount of the liability would be $597.4 million as of December 31, 2025, and the additional expense would be recorded over the next 4.3 years in Change in contingent consideration within the Consolidated
Statements of Income. As of December 31, 2025, the Company had one contingently returnable consideration arrangement outstanding for $6.6 million. The maximum amount of the asset would be $13.5 million as of December 31, 2025, if certain targets were not achieved, and the additional income would be recorded over the next 1.3 years in Change in contingent consideration within the Consolidated Statements of Income. Refer to “Note 4, Mergers and Acquisitions” in the
consolidated financial statements in this Annual Report for further information on business combinations and contingent consideration.
Income Taxes
As of December 31, 2025 and 2024, $310.1 million and $448.3 million, respectively, of Deferred tax assets were recorded on the Consolidated Balance Sheets. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. The primary item giving rise to temporary differences is the Company’s investment in the
LLC. As of December 31, 2025 and 2024, the Company’s deferred tax asset in the Company’s investment in the LLC was
$288.0 million and $429.9 million, respectively.
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
As of December 31, 2025 and 2024, we recognized $459.0 million and $436.3 million, respectively, of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits that have been generated since the IPO. If a valuation allowance is recorded against the deferred tax assets subject to the TRA in a future period, the corresponding TRA liability may not be considered probable, resulting in the liability being removed from the Consolidated Balance Sheets and recorded in Other non-operating loss (income) on the Consolidated Statements of Income. Refer to “Note 17, Income Taxes” in the consolidated financial statements in this
Annual Report for further information on the estimates involved in income taxes and the TRA liability.
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
Foreign Currency Risk
For the year ended December 31, 2025, approximately 6% of revenues were generated from activities in the
United Kingdom, Europe, Canada, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Canadian Dollar, Indian Rupee, Singapore Dollar
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange rates between the USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets and liabilities are exposed to the impact of interest rate changes. Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and
Cash and cash equivalents held in a fiduciary capacity will fluctuate with the general level of interest rates.
As of December 31, 2025, we had $1,683.0 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.00% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of
December 31, 2025, as determined based upon information available.
Based on the below balances as of December 31, 2025, the impact of a hypothetical 100 basis point (BPS)
increase or decrease in year-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at December 31, 2025	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$158,322	$(1,583)	$1,583
Term Loan principal outstanding (1)	1,683,000	16,830	$(16,830)
Net exposure to Interest expense, net		15,247	(15,247)

Cash and cash equivalents held in a fiduciary capacity	1,426,148	14,261	$(14,261)
Net exposure to Fiduciary investment income		$14,261	$(14,261)

Impact to Net income		$(985)	$985
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ryan Specialty Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ryan Specialty Holdings, Inc., and subsidiaries (the
“Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the
Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of
America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)
issued by COSO.
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
Mergers and Acquisitions – Valuation of Certain Newly Acquired Customer Relationships — Refer to Notes 2, 4, and 6
to the consolidated financial statements
Critical Audit Matter Description
The Company completed the acquisitions of Velocity Risk Underwriters, LLC (“Velocity”), J.M. Wilson Corporation (“JM
Wilson”), and Stewart Specialty Risk Underwriting Ltd. (“SSRU”) during the year ended December 31, 2025, and allocated $307.3 million of purchase consideration to customer relationships. The Company accounts for transactions that represent business combinations under the acquisition method of accounting, which requires the Company to allocate the total consideration transferred for each acquisition to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition, including identifiable intangible assets.
The allocation of the total consideration for Velocity, JM Wilson, and SSRU utilizes significant estimates in determining the fair values of identifiable assets acquired, especially with respect to intangible assets. Estimating the fair value for
Velocity, JM Wilson, and SSRU, at the applicable acquisition dates, involves significant judgments, including projecting the future financial performance of the acquired businesses.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of acquired customer relationships for Velocity, JM Wilson, and SSRU included the following, among others:
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
February 13, 2026
We have served as the Company’s auditor since 2011.

Ryan Specialty Holdings, Inc.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Net commissions and fees	$2,994,582	$2,455,671	$2,026,596
Fiduciary investment income	56,544	60,039	50,953
Total revenue	$3,051,126	$2,515,710	$2,077,549
EXPENSES
Compensation and benefits	1,803,397	1,591,077	1,321,029
General and administrative	453,452	352,050	276,181
Amortization	274,426	157,845	106,799
Depreciation	13,089	9,785	9,038
Change in contingent consideration	13,122	(22,859)	5,421
Total operating expenses	$2,557,486	$2,087,898	$1,718,468
OPERATING INCOME	$493,640	$427,812	$359,081
Interest expense, net	222,384	158,448	119,507
Income from equity method investments	(21,236)	(18,231)	(8,731)
Other non-operating loss (income)	(692)	15,041	10,380
INCOME BEFORE INCOME TAXES	$293,184	$272,554	$237,925
Income tax expense	79,027	42,641	43,445
NET INCOME	$214,157	$229,913	$194,480
Net income attributable to non-controlling interests, net of tax	150,758	135,248	133,443
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$63,399	$94,665	$61,037
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.50	$0.78	$0.53
Diluted	$0.47	$0.71	$0.52
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	127,266,889	120,781,234	114,359,968
Diluted	138,246,414	132,891,487	125,745,139
See accompanying Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME	$214,157	$229,913	$194,480
Net income attributable to non-controlling interests, net of tax	150,758	135,248	133,443
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$63,399	$94,665	$61,037
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	3,879	5,613	4,359
Gain on interest rate cap reclassified to earnings	(5,314)	(8,875)	(7,727)
Foreign currency translation adjustments	16,788	(3,992)	825
Change in share of equity method investments’ other comprehensive income (loss)	288	2,382	(416)
Total other comprehensive income (loss), net of tax	$15,641	$(4,872)	$(2,959)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$79,040	$89,793	$58,078
See accompanying Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,322	$540,203
Commissions and fees receivable – net	488,951	389,758
Fiduciary cash and receivables	4,298,920	3,739,727
Prepaid incentives – net	13,550	9,219
Other current assets	100,437	109,951
Total current assets	$5,060,180	$4,788,858
NON-CURRENT ASSETS
Goodwill	3,225,021	2,646,676
Customer relationships	1,496,885	1,392,048
Other intangible assets	119,621	83,674
Prepaid incentives – net	27,849	17,442
Equity method investments	109,982	70,877
Property and equipment – net	69,461	50,209
Lease right-of-use assets	130,480	133,256
Deferred tax assets	310,138	448,289
Other non-current assets	14,554	18,589
Total non-current assets	$5,503,991	$4,861,060
TOTAL ASSETS	$10,564,171	$9,649,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$284,403	$249,200
Accrued compensation	519,251	486,322
Operating lease liabilities	25,987	22,107
Short-term debt and current portion of long-term debt	60,187	51,732
Fiduciary liabilities	4,298,920	3,739,727
Total current liabilities	$5,188,748	$4,549,088
NON-CURRENT LIABILITIES
Accrued compensation	70,096	49,362
Operating lease liabilities	153,089	159,231
Long-term debt	3,291,462	3,231,128
Tax Receivable Agreement liabilities	458,997	436,296
Deferred tax liabilities	49,834	39,922
Other non-current liabilities	97,894	86,606
Total non-current liabilities	$4,121,372	$4,002,545
TOTAL LIABILITIES	$9,310,120	$8,551,633
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 129,603,426 and 125,411,089 shares issued and outstanding at December 31, 2025 and 2024, respectively)	130	125
Class B common stock ($0.001 par value; 1,000,000,000 shares authorized, 134,508,885 and 136,456,313 shares issued and outstanding at December 31, 2025 and 2024, respectively)	135	136
Class X common stock ($0.001 par value; 0 shares authorized, issued, and outstanding at December 31, 2025; 10,000,000 shares authorized, 640,784 shares issued, and 0 shares outstanding at December 31, 2024)	—	—
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and 2024)	—	—
Additional paid-in capital	513,610	506,258
Retained earnings	120,353	122,939
Accumulated other comprehensive income (loss)	13,845	(1,796)
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$648,073	$627,662
Non-controlling interests	605,978	470,623
Total stockholders’ equity	$1,254,051	$1,098,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,564,171	$9,649,918
See accompanying Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214,157	$229,913	$194,480
Adjustments to reconcile net income to cash flows provided by operating activities:
Income from equity method investments	(21,236)	(18,231)	(8,731)
Amortization	274,426	157,845	106,799
Depreciation	13,089	9,785	9,038
Prepaid and deferred compensation expense	38,779	30,834	12,192
Non-cash equity-based compensation	69,451	78,995	69,743
Amortization of deferred debt issuance costs	9,567	23,930	12,172
Amortization of interest rate cap premium	6,955	6,955	6,955
Deferred income tax expense	26,047	16,798	7,134
Deferred income tax expense from common control reorganizations	48,597	9,519	18,356
Loss (gain) on Tax Receivable Agreement	1,112	(2,099)	11,170
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(57,559)	(22,007)	(44,185)
Accrued interest liability	9,362	20,337	934
Other current and non-current assets	1,255	(20,668)	5,773
Other current and non-current liabilities	9,665	(7,038)	75,373
Total cash flows provided by operating activities	$643,667	$514,868	$477,203
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	(746,485)	(1,708,737)	(446,682)
Capital expenditures	(67,953)	(47,001)	(29,776)
Equity method investment in VSIC	(16,561)	—	—
Asset acquisitions	(3,014)	—	—
Repayments of prepaid incentives	—	—	228
Total cash flows used in investing activities	$(834,013)	$(1,755,738)	$(476,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Secured Notes	—	1,187,400	—
Borrowings on Revolving Credit Facility	1,333,328	1,250,000	—
Repayments on Revolving Credit Facility	(1,261,928)	(1,250,000)	—
Debt issuance costs paid	(2,889)	(25,536)	—
Proceeds from term debt	—	107,625	—
Repayment of term debt	(17,000)	(8,250)	(16,500)
Receipt of contingently returnable consideration	1,927	—	—
Payment of contingent consideration	(29,252)	—	(4,477)
Tax distributions to non-controlling LLC Unitholders	(64,126)	(82,702)	(71,674)
Receipt of taxes related to net share settlement of equity awards	35,900	27,930	7,811
Taxes paid related to net share settlement of equity awards	(37,045)	(27,460)	(8,785)
Payment of Tax Receivable Agreement liabilities	(25,169)	(21,578)	(16,206)
Class A common stock dividends and Dividend Equivalents paid	(62,339)	(80,236)	—
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(27,174)	(22,209)	—
Payments related to Ryan Re preferred units	(3,733)	(2,130)	—
Net change in fiduciary liabilities	237,616	114,003	97,221
Total cash flows provided by (used in) financing activities	$78,116	$1,166,857	$(12,610)
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	15,895	(1,514)	584
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(96,335)	$(75,527)	$(11,053)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Beginning balance	1,680,805	1,756,332	1,767,385
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY—Ending balance	$1,584,470	$1,680,805	$1,756,332
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$158,322	$540,203	$838,790
Cash and cash equivalents held in a fiduciary capacity	1,426,148	1,140,602	917,542
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,584,470	$1,680,805	$1,756,332
See accompanying Notes to the Consolidated Financial Statements

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	112,437,825	$112	147,214,275	$147	$418,123	$53,988	$6,035	$339,407	$817,812
Net income	—	—	—	—	—	61,037	—	133,443	194,480
Issuance of common stock	546,045	1	62,452	1	1,227	—	—	1,467	2,696
Forfeiture and retirement of common stock and clawback of vested equity awards	(53,404)	—	—	—	464	(605)	—	—	(141)
Exchange of LLC equity for common stock	5,662,596	6	(5,655,539)	(6)	10,452	—	—	(10,452)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(975)	(975)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(41,342)	—	—	18,906	(22,436)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(74,554)	(74,554)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(416)	(557)	(973)
Loss on interest rate cap, net	—	—	—	—	—	—	(3,368)	(4,765)	(8,133)
Foreign currency translation adjustments	—	—	—	—	—	—	825	1,300	2,125
Equity-based compensation	—	—	—	—	53,073	—	—	16,670	69,743
Balance at December 31, 2023	118,593,062	$119	141,621,188	$142	$441,997	$114,420	$3,076	$419,890	$979,644
Net income	—	—	—	—	—	94,665	—	135,248	229,913
Issuance of common stock	1,466,728	1	41,254	—	4,293	—	—	4,849	9,143
Forfeiture and retirement of common stock and clawback of vested equity awards	(32,107)	—	—	—	1,126	(1,418)	—	—	(292)
Exchange of LLC equity for common stock	5,383,406	5	(5,206,129)	(6)	9,326	—	—	(9,325)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(284)	(284)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(84,728)	—	—	(84,728)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(22,711)	(22,711)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(3,323)	—	—	7,552	4,229
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(84,798)	(84,798)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	2,382	3,326	5,708
Loss on interest rate cap, net	—	—	—	—	—	—	(3,262)	(4,358)	(7,620)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,992)	(4,922)	(8,914)
Equity-based compensation	—	—	—	—	52,839	—	—	26,156	78,995
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income	—	—	—	—	—	63,399	—	150,758	214,157
Issuance of common stock	1,635,301	2	319,911	1	13,537	—	—	14,962	28,502
Cash and common stock clawbacks related to vested equity awards	(44,176)	—	—	—	1,966	(2,103)	—	307	170
Exchange of LLC equity for common stock	2,601,212	3	(2,267,339)	(2)	3,499	—	—	(3,500)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(214)	—	—	(601)	(815)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(63,882)	—	—	(63,882)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(27,402)	(27,402)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,169)	—	—	30,917	(37,252)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(62,495)	(62,495)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	288	376	664
Loss on interest rate cap, net	—	—	—	—	—	—	(1,435)	(5,026)	(6,461)
Foreign currency translation adjustments	—	—	—	—	—	—	16,788	24,341	41,129
Equity-based compensation	—	—	—	—	56,733	—	—	12,718	69,451
Balance at December 31, 2025	129,603,426	$130	134,508,885	$135	$513,610	$120,353	$13,845	$605,978	$1,254,051
See accompanying Notes to the Consolidated Financial Statements

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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
December 31, 2025, the Company owned 49.1% of the outstanding LLC Common Units.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Segment Reporting
In accordance with ASC 280, Segment Reporting, Ryan Specialty’s operations are reported as a single operating and reporting segment. See Note 19, Segment Reporting, for additional information on the Company’s segment reporting.
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
Supplemental and Contingent Commissions
Supplemental and contingent commissions are additional revenues paid to the Company based on the volume and/or underwriting profitability of the eligible insurance contracts placed. The Company’s performance obligation is satisfied and revenue is recognized over time using the output method as the Company places eligible or profitable policies. For this revenue stream, the customer is the carrier as the carrier is the entity that will ultimately pay the Company additional revenues once certain volume and/or profitability targets are achieved by the carrier. Because of the limited visibility into the satisfaction of performance indicators outlined in the contracts, the Company constrains such revenues until the time that the carrier provides explicit confirmation of amounts owed to the Company to avoid a significant reversal of revenue in a future period. The uncertainty regarding the ultimate transaction price for contingent commissions is principally the profitability of the underlying insurance policies placed as determined by the development of loss ratios maintained by the carriers. The uncertainty is resolved over the contractual term as actual results are achieved.
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

Binding Authority revenue primarily includes insurance commissions, including supplemental and contingent commissions from carriers. The Company’s binding authorities receive underwriting authority from a variety of carriers for both
Admitted and non-admitted business for small- to mid-size risks. Wholesale binding authorities generally have authority to bind coverage on behalf of an insurance carrier for a specific type of risk, subject to agreed-upon guidelines and limits.
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
Underwriting Management revenue primarily includes insurance commissions, including contingent commissions for placing profitable business with carrier partners, reinsurance commissions, and loss mitigation fees. Underwriting
Management provides retail and wholesale brokers specialty market expertise in distinct and complex market niches underserved in today’s marketplace through MGUs, which act on behalf of insurance carriers that have given the Company the authority to underwrite and bind coverage for specific risks in a cost-effective manner, and programs that offer commercial and personal insurance for specific product lines or industry classes.
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements, medical stop loss business, and multi-year structured solutions business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. These assets relate to the unbilled amounts of services for which the
Company recognizes revenue over time. Payment related to contract assets is typically due within one year of the completed performance obligation. Occasionally, the Company receives cash payments from customers in advance of the
Company’s performance obligation being satisfied, which represent a contract liability and are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Contract liabilities are recognized as revenue when the performance obligations are satisfied.
Cash and Cash Equivalents
Cash and cash equivalents include cash in demand deposit accounts and short-term investments, consisting principally of
AAA-rated money market funds and treasury bills, having original maturities of 90 days or less. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.
Commissions and Fees Receivable
The Company earns commissions and fees through its Wholesale Brokerage, Binding Authority, and Underwriting
Management Specialties. The Company records a receivable once a performance obligation is satisfied. In some instances, the Company advances premiums on behalf of clients, or advances claims payments and refunds to clients on behalf of underwriters. These amounts are reflected within Commissions and fees receivable – net on the Consolidated Balance
Sheets.
The Company’s receivables are shown net of an allowance for expected credit losses, which is estimated based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
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
Intangible Assets
Intangible assets consist primarily of customer relationships. Customer relationships are amortized over their estimated useful lives, ranging from one to fifteen years, in proportion with the realization of their economic benefit. Generally, the
Company uses outside valuation specialists to value acquired intangible assets. Other intangible assets include trade names, internally developed software, and assembled workforces, which are amortized over their estimated useful lives, typically one to three years, four to seven years, and five years, respectively. The Company has no indefinite-lived intangible assets.
Equity Method Investments
The Company uses the equity method to account for equity investments for which the Company has the ability to exercise significant influence, but not control, over the investee’s operating and financial policies. Equity method investments are initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss. The Company’s proportionate share of the other comprehensive income or loss from equity method investments is reflected on the Consolidated Statements of Comprehensive Income. Intra-entity profits or losses arising from transactions with equity method investees are eliminated in proportion with the Company’s ownership interest until realized by the investee. The eliminations are recognized through Equity method investments on the Consolidated Balance
Sheets and Income from equity method investments on the Consolidated Statements of Income. The Company may incur certain expenses on behalf of its investees, which are recognized within Income from equity method investments on the
Consolidated Statements of Income. The Company’s equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.
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
For leases in which an implicit rate is not provided in the contract, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The
Company does not account for separate lease components of a contract and its associated non-lease components as a single lease component. Further, variable expenses related to real estate and office equipment leases are expensed as incurred.
At the lease commencement for operating leases, the Company recognizes the total lease liability through the lease term as the present value of all remaining payments, discounted by the rate determined at commencement. Operating leases are included in Lease right-of-use assets, Current Operating lease liabilities, and Non-current Operating lease liabilities on the
Consolidated Balance Sheets. In the event the lease liability is remeasured due to a change in the scope of, or the consideration for, a lease, an adjustment is made to the right-of-use asset. If a right-of-use asset is impaired, the impairment charge is recognized within General and administrative expense on the Consolidated Statements of Income.
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
The Company accounts for equity-based compensation in accordance with ASC 718, Compensation- Stock Compensation
(“ASC 718”). In accordance with ASC 718, compensation expense is measured at the estimated grant date fair value of the equity-based awards and is expensed over the vesting period during which an employee provides service in exchange for the award. Compensation expense is recognized using the graded vesting attribution method and forfeitures are accounted for as they occur. For performance-based awards, the Company assesses the probability of achieving the relevant performance metrics each reporting period. If the Company determines that it is no longer probable that a performance metric will be achieved, the expense previously recognized for the related awards is reversed. Equity-based compensation expense is recorded in Compensation and benefits on the Consolidated Statements of Income. See Note 10, Equity-Based
Compensation, for additional information on the Company’s equity-based compensation awards.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc. by the number of weighted-average shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings attributable to Ryan Specialty Holdings, Inc. by the number of weighted-average shares of Class A common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings per share. See Note 11, Earnings Per Share, for additional information on dilutive securities.
Derivative Instruments and Hedging Activities
The Company generally uses derivative financial instruments to manage the risk profile of existing underlying exposures, including changes in interest rates and foreign currency exchange rates. For cash flow hedges, the Company assesses effectiveness both at inception and on an on-going basis. For hedging derivatives that qualify as effective cash flow hedges, the Company records the cumulative changes in the fair value of the financial instrument in Other comprehensive income
(loss) (“OCI”). Amounts recorded in OCI are reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. If a derivative is not designated as an accounting hedge, such as forward contracts periodically used by the Company to limit foreign currency exchange rate exposure, the change in fair value is recorded in earnings. The
Company utilized an interest rate cap for interest rate risk management purposes. The Company amortized the premium paid for the interest rate cap on a straight-line basis over the life of the instrument. The premium amortization was recognized in Interest expense, net on the Consolidated Statements of Income. The Company recognizes cash flows related to designated and non-designated hedges in the same section of the Consolidated Statement of Cash Flows as the cash flows related to the item being hedged. The Company does not hold or issue derivative instruments for trading or speculative purposes. See Note 12, Derivatives, for further discussion of derivative financial instruments.
Defined Contribution Plan
The Company offers a defined contribution retirement benefit plan, the Ryan Specialty Employee Savings Plan (the
“Savings Plan”), to all eligible U.S. employees, based on a minimum number of service hours in a year. Under the Savings
Plan, eligible employees may contribute a percentage of their compensation, subject to certain limitations. Further, the
Savings Plan authorizes the Company to make a discretionary matching contribution, which has historically equaled 50%
of each eligible employee’s contribution. The Company makes discretionary matching contributions throughout the year and recognizes expense for the matching contribution in the period where requisite employee service is performed. The
Company recognized expense related to discretionary matching contributions of $31.0 million, $25.3 million, and $21.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was included in Compensation and benefits on the Consolidated Statements of Income.
Deferred Compensation Plan
The Company offers a non-qualified deferred compensation plan to certain senior employees and members of management.
Under this plan, amounts deferred remain assets of the Company and are subject to the claims of the Company’s creditors in the event of insolvency. Amounts deferred are not invested in any funds. However, the liability balance is updated to reflect hypothetical interest, earnings, appreciation, losses, and depreciation that would be accrued or realized if the deferred compensation amounts had been invested in the applicable benchmark investments. Changes in the value of deferred amounts held are recognized within Compensation and benefits in the Consolidated Statements of Income. The
Company recognized liabilities for employee deferrals, inclusive of changes in the value of deferred amounts held, of $8.0 million and $5.2 million in Current Accrued compensation as of December 31, 2025 and 2024, respectively, and $50.8 million and $36.5 million in Non-current Accrued compensation on the Consolidated Balance Sheets as of December 31,
2025 and 2024, respectively.
Non-Controlling Interests
As noted above, the Company consolidates the financial results of the LLC; therefore, it reports non-controlling interests based on the LLC Common Units not owned by the Company on the Consolidated Balance Sheets. Net income and OCI are attributed to the non-controlling interests based on the weighted-average LLC Common Units outstanding during the period. Net income attributable to the non-controlling interests is presented on the Consolidated Statements of Income.
Refer to Note 9, Stockholders’ Equity, for more information.
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
Captive Insurance Cells
Through acquisitions, the Company has an ownership interest in three entities that hold segregated account protected cell captives. These entities are structured with protected cell captives for each insured (“Captive Cells”) and the core regulated companies (“Core Companies”). The Core Companies are owned and operated by the Company, and are not exposed to the insurance and investment risks that the Captive Cells are designed to create and distribute on behalf of the insureds. The
Company has a variable interest in the Core Companies due to its ownership interests, however, as the Core Companies are not exposed to the variability of the Captive Cells, only the activity of the regulated Core Companies is recorded in the
Company’s consolidated financial statements, including cash and any expenses incurred to operate the Captive Cells.

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
Foreign Currency Translation
The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Balances denominated in non-functional currency are remeasured to the functional currency using current exchange rates, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency balances are then translated into the reporting currency (i.e., USD) using (i) exchange rates at the balance sheet date for items reported as assets or liabilities on the Consolidated Balance Sheets, (ii) historical rates for items reported in the
Consolidated Statements of Stockholders’ Equity other than retained earnings, and (iii) average exchange rates for items recorded in earnings and included in retained earnings. The resulting change in unrealized translation gains or losses is a component of Accumulated other comprehensive income on the Consolidated Balance Sheets.
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
The Company evaluates and accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, using a two-
step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur if the
Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The Company records interest, and penalties where applicable, net of any applicable related income tax benefit, on potential income tax contingencies as a component of Income tax expense on the Consolidated Statements of Income.
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
Consolidated Balance Sheets.
The Company accounts for the effects of the increases in tax basis and associated liabilities under the TRA arising from exchanges with respect to Exchange Tax Attributes and TRA Payment Tax Attributes (i) by recording an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on the enacted federal and state tax rates at the date of the exchange, (ii) to the extent it is estimated that the Company will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, by reducing the deferred tax asset with a valuation allowance, and (iii) by recording an offsetting increase in the
Tax Receivable Agreement liability for 85% of the realizable tax benefit and an increase in Additional paid-in capital for the remaining 15% of the realizable tax benefit on the Consolidated Balance Sheets.
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
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosures,
which includes amendments that enhance income tax disclosures, primarily through standardization and the disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual reporting periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis, however, retrospective application is permitted. The Company adopted this ASU retrospectively as of December 31, 2025. See Note
17, Income Taxes, for the resulting incremental disclosures related to the Company’s income taxes.
In July 2025, the FASB issued ASU 2025-05 Financial Instruments — Credit Losses (Topic 326) — Measurement of
Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivables and contract assets when estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted this ASU prospectively in the third quarter of 2025, with no material impact to the consolidated financial statements or disclosures.
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815) — Hedge Accounting
Improvements, which includes amendments to better align hedge accounting with the economics of an entity’s risk management activities by allowing entities to achieve and sustain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company early adopted this ASU as of December 31, 2025, and will apply it prospectively to new hedging relationships.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense
Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) — Narrow-Scope Improvements, which includes amendments that clarify when the interim reporting guidance is applicable, outlines the interim disclosures required under this guidance and all other ASC topics, and establishes a disclosure principle that requires an entity to disclose material events that have occurred since the last annual reporting period. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which includes amendments that provide clarification, correct technical errors, and make minor improvements with the intent to make the Accounting Standard
Codification easier to understand and apply. This ASU is effective for annual reporting periods beginning after December
15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this
ASU may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this
ASU on its consolidated financial statements and disclosures.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, such as the provision allowing accelerated tax deductions for qualified property and research expenditures, was signed into law in the United States. OBBBA did not have a material impact on the Company’s consolidated financial statements or disclosures for the year ended December 31, 2025.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Year Ended December 31,
	2025	2024	2023
Wholesale Brokerage	$1,600,427	$1,489,077	$1,319,056
Binding Authority	370,155	320,379	275,961
Underwriting Management	1,024,000	646,215	431,579
Total Net commissions and fees	$2,994,582	$2,455,671	$2,026,596
Contract Balances
The contract assets balance, which is included within Commissions and fees receivable – net on the Consolidated Balance
Sheets, was $65.4 million and $35.6 million as of December 31, 2025 and 2024, respectively. The contract liability balance related to deferred revenue, which is included in Accounts payable and accrued liabilities on the Consolidated Balance
Sheets, was $10.0 million and $8.7 million as of December 31, 2025 and 2024, respectively. During the year ended
December 31, 2025, $8.6 million of the contract liabilities outstanding as of December 31, 2024, were recognized as revenue.
4.    MERGERS AND ACQUISITIONS
2025 Acquisitions
On February 3, 2025, the Company completed the acquisition of Velocity Risk Underwriters, LLC (“Velocity”), an MGU
specializing in first-party insurance coverage for catastrophe exposed properties, headquartered in Nashville, Tennessee, for cash consideration of $549.6 million and contingent consideration of $19.6 million. Measurement period adjustments related to the initial valuation of contingent consideration of $1.5 million, Other current assets of $1.5 million, and net working capital of $0.9 million were recognized as a net $0.9 million increase in Goodwill on the Consolidated Balance
Sheets as of December 31, 2025.
On May 1, 2025, the Company completed the acquisition of certain assets of USQRisk Holdings, LLC (“USQ”), a company based in New York, New York, and London, England, that underwrites, structures, prices, and places specialty insurance for corporate clients seeking bespoke, multi-year risk solutions, for cash consideration of $28.9 million and contingent consideration of $23.8 million. A measurement period adjustment related to net working capital of $0.2 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets as of December 31, 2025.
On May 16, 2025, the Company completed the acquisition of 360° Underwriting (“360”), an MGU specializing in commercial construction, based in Dublin and Galway, Ireland, for cash consideration of $28.2 million and contingent consideration of $0.6 million.
On July 1, 2025, the Company completed the acquisition of certain assets of J.M. Wilson Corporation (“JM Wilson”), a binding authority and surplus lines broker specializing in transportation insurance, headquartered in Portage, Michigan, for
$67.2 million of cash consideration and $20.4 million of LLC Common Units. Measurement period adjustments related to
Commissions and fees receivable – net of $0.8 million, the initial valuation of Customer relationships of $0.4 million, and net working capital of $0.6 million were recognized as a net $0.6 million increase in Goodwill on the Consolidated Balance
Sheets as of December 31, 2025.
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd. (“SSRU”), an
MGU specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada, for $124.3 million of cash consideration and $8.1 million of RYAN Class A common stock.
The $44.1 million of contingent consideration liabilities established for the above acquisitions were measured at the estimated acquisition date fair value and were non-cash investing transactions. The contingent consideration liabilities are based on the individual businesses’ revenue or EBITDA targets, or both, over periods generally ranging from two to five years following the date of acquisition.

The following table summarizes the estimated fair values of the aggregate assets and liabilities acquired, inclusive of measurement period adjustments, during the year ended December 31, 2025:

	Velocity	USQ	360	JM Wilson	SSRU	Total
Cash and cash equivalents	$17,736	$—	$548	$—	$8,200	$26,484
Commissions and fees receivable – net	23,650	13,124	571	2,887	3,293	43,525
Fiduciary cash and receivables	105,779	1,649	4,221	22,032	19,574	153,255
Goodwill	366,249	20,759	16,847	47,871	84,844	536,570
Customer relationships[1]	216,400	19,100	12,303	39,500	51,354	338,657
Other intangible assets	12,000	200	67	300	787	13,354
Property and equipment – net	—	—	—	494	1,397	1,891
Lease right-of-use assets	3,757	612	—	305	1,338	6,012
Other current and non-current assets	2,862	101	82	131	148	3,324
Total assets acquired	$748,433	$55,545	$34,639	$113,520	$170,935	$1,123,072
Accounts payable and accrued liabilities	5,305	193	—	389	2,527	8,414
Accrued compensation	7,129	373	43	231	1,030	8,806
Fiduciary liabilities	105,779	1,649	4,221	25,018	19,574	156,241
Operating lease liabilities	3,757	612	—	305	1,338	6,012
Deferred tax liabilities	57,298	—	1,546	—	14,025	72,869
Total liabilities assumed	$179,268	$2,827	$5,810	$25,943	$38,494	$252,342
Net assets acquired	$569,165	$52,718	$28,829	$87,577	$132,441	$870,730
1 The acquired customer relationships have a weighted-average amortization period of 13.3 years.
Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date. The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-related costs, for the acquisitions above of $15.3 million during the year ended
December 31, 2025, in General and administrative expense on the Consolidated Statements of Income. The Company
recognized an aggregate $109.5 million of revenue related to the 2025 acquisitions above from their respective acquisition dates during the year ended December 31, 2025. Estimated tax deductible goodwill of $42.1 million was generated as a result of these acquisitions.
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

On October 1, 2024, the Company completed the acquisition of certain assets of EverSports & Entertainment Insurance,
Inc., an MGU focused on sports, leisure, and entertainment headquartered in Carmel, Indiana, for $43.1 million of cash consideration. Total consideration for this acquisition also included contingent consideration, however, the contingent consideration value was de minimis as of the acquisition date. A measurement period adjustment related to Commissions and fees receivable – net of $1.6 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets as of December 31, 2025.
On November 4, 2024, the Company completed the acquisition of Innovisk Capital Partners (“Innovisk”), which is composed of seven specialty MGUs headquartered in London, England, for cash consideration of $426.8 million.
Measurement period adjustments related to Current Accrued compensation of $2.2 million, Deferred tax assets of $2.2 million, and Commissions and fees receivable – net of $4.7 million were recognized as increases in Goodwill on the
Consolidated Balance Sheets as of December 31, 2025.
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the 2024 acquisitions of $19.1 million during the year ended December 31, 2024, in General and administrative expense on the Consolidated Statements of Income. The Company recognized an aggregate $102.8 million of revenue related to the 2024 acquisitions from their respective acquisition dates during the year ended December 31,
2024. Estimated tax deductible goodwill of $735.8 million was generated as a result of these acquisitions. In conjunction with the closing of the Castel acquisition, the deal-contingent foreign currency forward (the “Deal-Contingent Forward”), as described in Note 12, Derivatives, was settled.
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
The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the 2023 acquisitions of $7.1 million during the year ended December 31, 2023, in General and administrative expense on the Consolidated Statements of Income. The Company recognized an aggregate $47.2 million of revenue related to the 2023 acquisitions from their respective acquisition dates during the year ended December 31, 2023.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the 2025 acquisitions occurred on January 1, 2024, the 2024 acquisitions occurred on January 1, 2023, and the 2023 acquisitions occurred on January 1, 2022. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates indicated or of results that may occur in the future. The pre-acquisition Castel and US Assure results included in the pro forma figures below contain acquisition-related expenses that were not considered pro forma adjustments for the Company.

	Year Ended December 31,
	2025	2024	2023
Total revenue	$3,089,163	$2,802,256	$2,410,956
Net income	276,189	14,715	68,743
The unaudited pro forma financial information includes adjustments related to incremental amortization expense on acquired intangible assets, transaction costs, incremental income tax expense related to CCRs (as defined in Note 17,
Income Taxes), and the consequential tax effects of the pro forma adjustments. The unaudited pro forma financial information also includes an adjustment for incremental financing costs and interest expense resulting from the debt activity related to the US Assure and Innovisk acquisitions of $20.6 million and $99.0 million for the years ended
December 31, 2024 and 2023, respectively.
Contingent Consideration
Total consideration for certain acquisitions includes contingent consideration or contingently returnable consideration, which is generally based on the EBITDA or revenue of the acquired business following a defined period after purchase.
Further information regarding fair value measurements of contingent consideration and contingently returnable consideration is detailed in Note 14, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the
Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Year Ended December 31,
	2025	2024	2023
Change in contingent consideration	$13,122	$(22,859)	$5,421
Interest expense, net	8,090	5,472	3,052
Total	$21,212	$(17,387)	$8,473
As of December 31, 2025, the aggregate amount of maximum consideration related to acquisitions was $597.4 million of contingent consideration and $13.5 million of contingently returnable consideration.
5.    RECEIVABLES AND OTHER CURRENT ASSETS
Receivables
The Company had receivables of $489.0 million and $389.8 million outstanding as of December 31, 2025 and 2024, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance Sheets.
Commission and fees receivable is net of an allowance for expected credit losses. The Company’s allowance for expected credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$3,018	$2,458
Write-offs	(4,908)	(3,106)
Increase in provision	5,985	3,666
Balance at end of period	$4,095	$3,018

Other Current Assets
Major classes of other current assets consisted of the following:

	As of December 31,
	2025	2024
Prepaid expenses	$62,995	$51,701
Insurance recoverable	—	20,155
Interest rate cap	—	13,936
Other current receivables	37,442	24,159
Total Other current assets	$100,437	$109,951
Other current receivables contain service receivables from Geneva Re, Ltd (“Geneva Re”) and Velocity Specialty
Insurance Company (“VSIC”). See Note 16, Related Parties, for further information regarding related parties. See Note 15,
Commitments and Contingencies, for further information on the insurance recoverable. See Note 12, Derivatives, for further information on the interest rate cap.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides a summary of goodwill activity:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$2,646,676	$1,646,482
Acquisitions[1]	537,647	999,763
Measurement period adjustments	13,316	4,744
Impact of exchange rate changes	27,382	(4,313)
Balance at end of period	$3,225,021	$2,646,676
1 For the year ended December 31, 2025, the activity includes goodwill recognized from immaterial acquisitions not disclosed in Note 4, Mergers and Acquisitions.
The net carrying amounts of finite-lived intangible assets are shown in the table below:

	As of December 31, 2025			As of December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,460,456	$(963,571)	$1,496,885	$2,102,404	$(710,356)	$1,392,048
Internally developed software	157,503	(45,055)	112,448	103,388	(27,051)	76,337
Other[1]	37,977	(30,804)	7,173	32,538	(25,201)	7,337
Total	$2,655,936	$(1,039,430)	$1,616,506	$2,238,330	$(762,608)	$1,475,722
1 Other consists of trade names and assembled workforces.
The cost of internally developed software in development but not yet placed in service was $46.7 million and $30.8 million as of December 31, 2025 and 2024, respectively.

The aggregate amortization expense from finite-lived intangible assets was $274.4 million, $157.8 million, and $106.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated future amortization for finite-
lived intangible assets as of December 31, 2025, was as follows:

	Customer Relationships	Internally Developed Software	Other
2026	$234,372	$21,624	$3,480
2027	203,398	26,804	2,255
2028	180,609	24,950	723
2029	159,891	18,392	477
2030	141,603	13,194	238
Thereafter	577,012	7,484	—
Total	$1,496,885	$112,448	$7,173
7.    LEASES
The Company has operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Year Ended December 31,
	2025	2024	2023
Lease costs
Operating lease costs	$35,547	$31,375	$36,907
Short-term lease costs
Operating lease costs	1,550	1,000	870
Sublease income	(600)	(514)	(642)
Lease costs – net	$36,497	$31,861	$37,135

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$34,638	$32,351	$32,933
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	23,692	31,487	11,771
Amortization of right-of-use assets for operating leases	26,658	22,460	24,664
Weighted-average discount rate (percent)
Operating leases	5.4%	5.4%	5.1%
Weighted-average remaining lease term (years)
Operating leases	6.8	7.6	8.2

The estimated future minimum payments of operating leases as of December 31, 2025, were as follows:

2026	$34,969
2027	35,726
2028	30,182
2029	27,860
2030	26,163
Thereafter	61,770
Total undiscounted future lease payments	$216,670
Less: Imputed interest	(37,594)
Present value lease liabilities	$179,076
The Company had three leases with inception dates prior to December 31, 2025, that had not yet commenced as of
December 31, 2025, for total future estimated lease liabilities of $5.2 million.

8.    DEBT
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	As of December 31,
	2025	2024
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.00% as of December 31, 2025, Adjusted Term SOFR + 2.25% as of December 31, 2024, matures September 13, 2031	$1,659,629	$1,672,532
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	402,677	401,676
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,209,908	1,198,183
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	74,062	1,207
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.25%, expire May 1, 2026	2,519	—
Commercial notes, periodic interest and principal payments, 5.25%, expire June 1, 2026	499	—
Commercial notes, periodic interest and principal payments, 5.25%, expire June 21, 2026	2,355	—
Commercial notes, periodic interest and principal payments, 6.25%, expired May 1, 2025	—	2,673
Commercial notes, periodic interest and principal payments, 6.25%, expired June 1, 2025	—	548
Commercial notes, periodic interest and principal payments, 6.25%, expired June 21, 2025	—	2,642
Units subject to mandatory redemption	—	3,399
Total debt	$3,351,649	$3,282,860
Less: Short-term debt and current portion of long-term debt	(60,187)	(51,732)
Long-term debt	$3,291,462	$3,231,128
The future maturities of long-term debt, which excludes premium financing notes, as of December 31, 2025, were as follows:

2026	$54,814
2027	17,000
2028	17,000
2029	90,182
2030	17,000
Thereafter	3,198,000
Total repayments	$3,393,996
Less: Unamortized discounts and debt issuance costs	(47,720)
Total	$3,346,276

Term Loan
In September 2024, the Term Loan principal increased from $1,650.0 million to $1,700.0 million. In August 2025,
Moody’s Ratings upgraded the Company’s credit rating from B1 to Ba3. As a result, the applicable interest rate on the
Company’s Term Loan decreased from Adjusted Term SOFR + 2.25% to Adjusted Term SOFR + 2.00%. As of
December 31, 2025, $1,683.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $23.6 million. As of December 31, 2024, $1,700.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $27.8 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of December 31, 2025 and 2024. Due to the nature of the instrument, the deferred issuance costs related to the facility of $7.5 million and $9.6 million as of
December 31, 2025 and 2024, respectively, were included in Other non-current assets on the Consolidated Balance Sheets.
The commitments available to be borrowed under the Revolving Credit Facility were $1,326.8 million as of December 31,
2025, as the facility was drawn on by $73.2 million. The commitments available to be borrowed under the Revolving
Credit Facility were $1,399.7 million as of December 31, 2024, as the facility was reduced by $0.3 million of undrawn letters of credit.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25% - 0.50%. As of December 31, 2025 and 2024, the Company accrued $0.8 million and $1.2 million, respectively, of unpaid commitment fees related to the
Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance Sheets. As of December 31, 2025, accrued interest on the facility was $0.1 million.
Borrowings under the Term Loan and the Revolving Credit Facility are secured by a first-priority lien and security interest in substantially all of the assets, subject to certain exceptions, of existing and future material domestic subsidiaries of the
Company.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of December 31, 2025 and 2024, accrued interest on the notes was $7.3 million, and the related unamortized deferred issuance costs were $4.6 million and $5.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of December 31, 2025 and 2024, accrued interest on the notes was $29.4 million and $20.0 million, respectively, and the related unamortized deferred issuance costs, including discount, were $19.5 million and $21.8 million, respectively.
Subsidiary Units Subject to Mandatory Redemption
On December 29, 2025, Ryan Re Underwriting Managers, LLC (“Ryan Re”) settled its outstanding preferred units, which were held by the Ryan Parties, and as a result, there were no longer units outstanding as of December 31, 2025. During the year ended December 31, 2025, the Company made payments of $3.7 million to the Ryan Parties related to the units, which consisted of return of the initial investment and accrued return. As the units were originally due June 13, 2034, and were mandatorily redeemable, they were classified as Long-term debt on the Consolidated Balance Sheets as of December 31,
2024. The historical cost of the units was $3.3 million, which was valued using an implicit rate of 9.8%. Accretion of the discount using the implicit rate was recognized within Interest expense, net on the Consolidated Statements of Income. See
Note 16, Related Parties, for further information on Ryan Re.
9.    STOCKHOLDERS’ EQUITY
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
In accordance with the New LLC Operating Agreement, the LLC Unitholders are entitled to exchange LLC Common Units for shares of Class A common stock, or, at the Company’s election, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). The LLC
Unitholders are also required to deliver to the Company an equivalent number of shares of Class B common stock to effectuate such an exchange. Any shares of Class B common stock so delivered will be canceled. Shares of Class B common stock are not issued for Class C Incentive Units that are exchanged for LLC Common Units as these LLC
Common Units are immediately exchanged for Class A common stock as discussed in Note 10, Equity-Based
Compensation.
Class X Common Stock
During the year ended December 31, 2025, the Company amended and restated its certificate of incorporation to, among other changes, eliminate Class X common stock and, as such, it is no longer authorized to be issued. As of December 31,
2024, there were 10,000,000 shares of Class X common stock authorized. However, there were no shares of Class X common stock outstanding as of December 31, 2025 or 2024. Shares of Class X common stock had no economic, voting, or dividend rights.
Preferred Stock
There were no shares of preferred stock outstanding as of December 31, 2025 or 2024. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Dividends
During the year ended December 31, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of
$0.12 per share on the Company’s outstanding Class A common stock. During the year ended December 31, 2025, $61.0 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of December 31, 2025 and 2024, the Company owned 49.1% and 47.9%, respectively, of the economic interests in the
LLC, while the non-controlling interest holders owned the remaining 50.9% and 52.1%, respectively, of the economic interests in the LLC.
Weighted-average ownership percentages for the applicable reporting periods are used to attribute net income and OCI to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage was 51.5%, 52.0%, and 56.1% for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, the Company declared a regular quarterly cash distribution of $0.05 per unit on the LLC’s outstanding LLC Common Units. During the year ended December 31, 2025, $27.1 million in distributions were paid to the non-controlling interest holders of the LLC Common Units

10.    EQUITY-BASED COMPENSATION
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
Restricted Stock and Restricted Common Units
As part of the Organizational Transactions, certain existing employee unitholders were granted Restricted Stock or
Restricted Common Units in exchange for their LLC Units. The Restricted Stock and Restricted Common Units followed the vesting schedule of the LLC Units for which they were exchanged. LLC Units historically vested pro rata over 5 years.

	Year Ended December 31, 2025
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Common Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	413,820	$21.15	135,991	$23.84
Granted	—	—	—	—
Vested	(412,587)	21.15	(135,991)	23.84
Forfeited	(1,233)	21.15	—	—
Unvested at end of period	—	$—	—	$—

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
date, with 20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Year Ended December 31, 2025
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,699,966	$23.14	2,374,687	$43.33
Granted	—	—	711,997	64.97
Vested	(588,054)	22.83	(461,648)	41.44
Forfeited	(64,951)	23.29	(71,595)	50.87
Unvested at end of period	2,046,961	$23.22	2,553,441	$49.49
The weighted-average grant date fair value of Incentive RSUs granted during the years ended December 31, 2024 and
2023, was $53.39 and $41.37, respectively. The fair value of RSUs vested during the years ended December 31, 2025,
2024, and 2023, was $71.6 million, $46.2 million, and $19.8 million, respectively.
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

	Year Ended December 31, 2025
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,870,764	66,667	281,652	$43.97
Granted	—	—	—	—
Exercised	(424,600)	—	(8,999)	34.39
Forfeited or expired	(52,838)	—	(1,406)	34.39
Outstanding at end of period	3,393,326	66,667	271,247	$44.34
1 As the Reload and Staking Options were one-time grants at the IPO, the weighted-average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
The fair value of Incentive Options granted during the year ended December 31, 2024, was determined using the Black-
Scholes option pricing model with the following assumptions:

Volatility	25.0%
Time to maturity (years)	7.0
Risk-free rate	4.2%
Dividend yield	0.8%
Fair value per option	$17.09
There were no Incentive Options granted during the years ended December 31, 2025 or 2023.
The use of a valuation model for Options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The expected time to maturity was based on the weighted-average vesting term and contractual term of the awards. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the awards. The dividend yield was based on the
Company’s expected dividend rate.
As of December 31, 2025, there were 2,273,330, 13,332, and 56,915, exercisable Reload, Staking, and Incentive Options, respectively. The aggregate intrinsic values and weighted-average remaining contractual terms of Stock Options outstanding and exercisable as of December 31, 2025, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$95,454
Reload Options exercisable	63,949
Staking Options outstanding	1,875
Staking Options exercisable	375
Incentive Options outstanding	2,090
Incentive Options exercisable	612
Weighted-average remaining contractual term (in years):
Reload Options outstanding	5.3
Reload Options exercisable	5.3
Staking Options outstanding	3.9
Staking Options exercisable	0.5
Incentive Options outstanding	4.6
Incentive Options exercisable	4.0

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

	Year Ended December 31, 2025
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,293,538	$25.10	686,712	$44.30
Granted	—	—	—	—
Vested	(154,592)	25.05	(48,064)	36.44
Forfeited	—	—	—	—
Unvested at end of period	1,138,946	$25.10	638,648	$44.89
The weighted-average grant date fair value of Incentive RLUs granted during the years ended December 31, 2024 and
2023, was $51.33 and $41.14, respectively.
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
from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Year Ended December 31, 2025
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	952,595	1,605,003	495,822	$36.80
Granted	—	—	—	—
Vested	(494,763)	(271,667)	(45,000)	34.13
Forfeited	—	—	—	—
Unvested at end of period	457,832	1,333,336	450,822	$36.86
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted-average participation threshold for these awards will be consistent across any type of movement. The weighted-average participation threshold for Reload and Staking Class C Incentive Units was $23.14 and $23.34 as of December 31, 2025 and 2024, respectively.
The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the year ended December 31, 2025.
Valuation Considerations
LLC Common Units are exchangeable into shares of Class A common stock of the Company on a one-to-one basis, which entitles the unitholders to TRA payments resulting from 85% of the tax savings generated by the Company. The various
Class C Incentive Units have the same terms as the LLC Common Units, with the exception of their respective participation thresholds. When the price of the Class A common stock exceeds the participation threshold, the Class C
Incentive Units can be exchanged for LLC Common Units of equal value and are entitled to the same TRA benefits upon an exchange to Class A common stock. In order to value the Class C Incentive Units, the Company is required to make certain assumptions with respect to select model inputs.
Due to the nature of the underlying risks inherent in TRA payments and the uncertainty as to when the participation threshold will be satisfied for the various Class C Incentive Units, the Company uses a Monte Carlo simulation to explicitly model the impact of future stock prices on the size of the amortizable asset, as well as the impact of different levels of taxable income on the timing of the TRA payments, in a risk-neutral framework. For Class C Incentive Units granted during the year ended December 31, 2023, the Monte Carlo simulation model used the following assumptions: the simulated closing stock price, the simulated taxable income, the risk-free interest rate, the expected dividend yield, and the expected volatility and correlation of the Company’s stock price and taxable income. The dividend yield was based on the
Company’s expected dividend rate at the time of 0.0%. The risk-free interest rate of 4.0% was based on U.S. Treasury rates commensurate with a term of 30 years. The weighted-average grant date fair value of Class C Incentive Units granted during the year ended December 31, 2023, was $22.98. There were no Class C Incentive Units granted during the years ended December 31, 2025 or 2024.
Performance Based Awards
Performance Stock Units (PSUs) and Performance LLC Units (PLUs)
Performance-based equity awards, PSUs and PLUs, are subject to the achievement of several defined performance and market metrics. All performance awards are subject to a total shareholder return (“TSR”) compound annual growth rate
(“CAGR”) target and one or more of the following metrics: (i) an Adjusted EBITDAC margin target, (ii) an Organic revenue CAGR target, or (iii) an individual revenue target. The TSR CAGR is calculated from the base price, as outlined in the respective grant agreements, to the volume weighted-average price (“VWAP”) of Class A common stock for the period specified by the grant agreement plus dividends paid to Class A common shareholders. A minimum threshold for the TSR
CAGR, as well as the targets for the other metrics, as applicable, must all be met in order for the awards to vest.
In general, the PSUs and PLUs vest 5 years from the grant date. PSUs represent the right to receive Class A common shares and PLUs represent the right to receive LLC Common Units upon vesting. If the minimum threshold of the TSR
CAGR is achieved, and the other required targets are achieved, the TSR CAGR target and, if applicable, the individual revenue target, will determine how many Class A common shares or LLC Common Units, as applicable, the awards vest into. Assuming at least the minimum thresholds are met, the awards will vest into between 75% and 150% of the applicable target stock or units, which will be calculated on a graduated basis. Confirmation of the targets will not occur until after earnings are reported for the final fiscal year in the award’s performance period. The probability of achieving the performance metrics is assessed each reporting period for expense purposes. During the year ended December 31, 2025, it was determined that the Adjusted EBITDAC margin target for the executive PSUs and PLUs granted in fiscal year 2024 was not probable of being achieved and, as a result, the expense previously recognized for these awards was reversed.

	Year Ended December 31, 2025
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	366,996	$27.99	487,218	$24.40
Granted	1,367,329	27.46	—	—
Vested	—	—	—	—
Forfeited	(121,405)	25.45	—	—
Unvested at end of period	1,612,920	$27.73	487,218	$24.40
The grant date fair values of the performance-based awards were determined using the Monte Carlo simulation valuation model with the following assumptions:

Year Ended December 31,
	2025	2024
Volatility	23.6% - 25.4%	22.1% - 24.7%
Time to maturity (years)	4.7 - 4.8	3.4 - 4.1
Risk-free rate	3.8% - 4.0%	4.1% - 4.2%
RYAN stock price at valuation date	$67.66 - $69.47	$52.38 - $66.71
The use of a valuation model for the PSUs and PLUs requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the observed volatility for comparable companies. The time to maturity was based on the stock price CAGR target through the end of the performance period. The risk-free interest rate was based on U.S. Treasury rates commensurate with the performance period. The valuation also considers the difference in Dividend Equivalents and Declared Distributions (as defined below) that PSUs and PLUs are entitled to accrue. The weighted-average grant date fair values of PSUs and PLUs granted during the year ended December 31, 2024, were $27.99 and $24.40, respectively.
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”), with the exception of the one director who has agreed to forgo any compensation for their service to the
Board. The Director Stock Grants are fully vested upon grant. During the years ended December 31, 2025, 2024, and 2023, the Company granted 23,230, 22,935, and 19,698 Director Stock Grants, respectively, with weighted-average grant date fair values of $69.94, $49.07, and $40.86, respectively.
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
As of December 31, 2025, the Company accrued $1.1 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.3 million and $0.6 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets. As of December 31, 2024, the Company accrued $0.9 million and $0.1 million related to Dividend

Equivalents and Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $2.9 million and $0.4 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the
Consolidated Balance Sheets.
Equity-Based Compensation Expense
As of December 31, 2025, the unrecognized equity-based compensation expense and the related weighted-average remaining expense period, as applicable, related to the types of equity-based compensation awards described above were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
IPO RSUs	$17,973	4.2
Incentive RSUs	66,118	2.8
Reload Options	219	0.6
Incentive Options	154	1.0
PSUs	30,760	4.2
IPO RLUs	12,364	4.3
Incentive RLUs	11,635	2.3
Reload Class C Incentive Units	149	0.6
Staking Class C Incentive Units	3,638	4.2
Class C Incentive Units	3,509	3.0
Total unrecognized equity-based compensation expense	$146,519
The following table includes the equity-based compensation the Company recognized by award type from the view of expense related to pre-IPO and post-IPO awards.

	Recognized
	Year Ended December 31,
	2025	2024	2023
IPO awards
IPO RSUs and Staking Options	$8,041	$11,522	$15,760
IPO RLUs and Staking Class C Incentive Units	9,849	9,284	11,424
Incremental Restricted Stock and Reload Options	1,100	2,820	4,332
Incremental Restricted Common Units and Reload Class C Incentive Units	798	3,328	7,119
Pre-IPO incentive awards
Restricted Stock	440	1,473	2,387
Restricted Common Units	137	5,170	1,454
Post-IPO incentive awards
Incentive RSUs	33,092	29,769	19,245
Incentive RLUs	7,644	7,728	4,567
Incentive Options	2,058	974	466
Class C Incentive Units	1,854	2,072	1,906
PSUs	4,542	1,407	—
PLUs	(2,058)	2,058	—
Other expense
Director Stock Grants	1,954	1,390	1,083
Total equity-based compensation expense	$69,451	$78,995	$69,743

11.    EARNINGS PER SHARE
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
are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Year Ended December 31,
	2025	2024	2023
Net income	$214,157	$229,913	$194,480
Less: Net income attributable to non-controlling interests	150,758	135,248	133,443
Net income attributable to Ryan Specialty Holdings, Inc.	$63,399	$94,665	$61,037
Numerator:
Net income attributable to Class A common shareholders	$63,399	$94,665	$61,037
Add (less): Income attributed to substantively vested RSUs	—	—	(10)
Net income attributable to Class A common shareholders – basic	$63,399	$94,665	$61,027
Add: Income attributed to dilutive shares	926	255	4,185
Net income attributable to Class A common shareholders – diluted	$64,325	$94,920	$65,212
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	127,266,889	120,781,234	114,359,968
Add: Dilutive shares	10,979,525	12,110,253	11,385,171
Weighted-average shares of Class A common stock outstanding – diluted	138,246,414	132,891,487	125,745,139
Earnings per share
Earnings per share of Class A common stock – basic	$0.50	$0.78	$0.53
Earnings per share of Class A common stock – diluted	$0.47	$0.71	$0.52
The following numbers of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Conversion of non-controlling interest LLC Common Units[1]	135,429,254	138,979,885	142,383,621
Conversion of vested Class C Incentive Units[1]	—	—	76,397
Class C Incentive Units	—	—	495,822
1 Weighted-average units outstanding during the period.
12.    DERIVATIVES
Deal-Contingent Foreign Currency Forward
In December 2023, the Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-
denominated purchase price of the acquisition of Castel. The Deal-Contingent Forward had a 200.0 million GBP notional amount and was executed when the Castel acquisition closed on May 1, 2024. As the Deal-Contingent Forward was an economic hedge and had not been designated as an accounting hedge, losses resulting from the Deal-Contingent Forward were recognized through earnings in the periods incurred.
Interest Rate Cap
In April 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap had a $1,000.0 million notional amount, 2.75% strike, and terminated on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge, which remained effective through the instrument’s termination date.
For the years ended December 31, 2025, 2024, and 2023, decreases of $13.9 million, $15.7 million, and $16.2 million, respectively, in the fair value of the interest rate cap were recognized in OCI. See Note 17, Income Taxes, for further information on the tax effects on OCI related to the interest rate cap.
The location and gains (losses) on derivatives were recognized on the Consolidated Statements of Income as follows:

		Year Ended December 31,
	Income Statement Caption	2025	2024	2023
Change in the fair value of the Deal- Contingent Forward	General and administrative	$—	$(4,532)	$(852)
Total impact of derivatives not designated as hedging instruments		$—	$(4,532)	$(852)

Interest rate cap premium amortization	Interest expense, net	$(6,955)	$(6,955)	$(6,955)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	15,208	24,723	22,900
Total impact of derivatives designated as hedging instruments		$8,253	$17,768	$15,945
The location and fair value of derivatives designated as hedging instruments were recognized on the Consolidated Balance
Sheets as follows:

		As of December 31,
	Balance Sheet Caption	2025	2024
Interest rate cap	Other current assets	$—	$13,936
See Note 14, Fair Value Measurements, for further information on the fair value of derivatives.
13.    VARIABLE INTEREST ENTITIES
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the year ended December 31, 2025, with the exception of Cash and cash equivalents of $22.5 million, Other current assets of $18.3 million, Deferred tax assets of $309.1 million, Accounts payable and accrued liabilities of $1.1 million, Other non-current liabilities of $4.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $459.0 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31,
2024, Cash and cash equivalents of $27.2 million, Other current assets of $15.4 million, Deferred tax assets of $448.1 million, Accounts payable and accrued liabilities of $0.9 million, Other non-current liabilities of $2.9 million, and the entire balance of the Tax Receivable Agreement liabilities of $436.3 million on the Consolidated Balance Sheet were attributable solely to Ryan Specialty Holdings, Inc.
14.    FAIR VALUE MEASUREMENTS
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
The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level of input that is significant to the fair value measurement in its entirety.

The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable–net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of December 31,
2025 and 2024, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, any current portion of such debt, and the units subject to mandatory redemption, which were included only as of December 31, 2024, was $3,308.4 million and $3,275.1 million as of
December 31, 2025 and 2024, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy and the units subject to mandatory redemption would have been classified as Level 3.
See Note 8, Debt, for the carrying values of the Company’s debt.
Derivative Instruments
Deal-Contingent Foreign Currency Forward
The Company entered into the Deal-Contingent Forward to manage the risk of appreciation of the GBP-denominated purchase price of the Castel acquisition. The fair value of the Deal-Contingent Forward was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition was anticipated to close, and discounted to the valuation date. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 12, Derivatives, for further information on the Deal-Contingent Forward.
Interest Rate Cap
The Company used an interest rate cap to manage its exposure to interest rate fluctuations related to the Company’s Term
Loan. The fair value of the interest rate cap was determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in determining the fair value of the interest rate cap were considered Level 2 inputs. See Note 12, Derivatives, for further information on the interest rate cap.
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of December 31, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 3.7%, 6.2% to 21.5%, and 0.8% to 2.7%, respectively. As of December 31, 2024, the models used risk-free rates, expected volatility, and a credit spread that ranged from 3.5% to 5.4%, 6.8% to 18.7%, and
0.7% to 2.6%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments as of December 31,
2025 and 2024, were 4.2% to 6.4% and 5.0% to 6.6%, respectively.
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

	As of December 31, 2025			As of December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Interest rate cap	$—	$—	$—	$—	$13,936	$—
Contingently returnable consideration	—	—	6,550	—	—	5,483
Liabilities
Contingent consideration	—	—	148,388	—	—	129,059
Total assets and liabilities measured at fair value	$—	$—	$154,938	$—	$13,936	$134,542
Contingently returnable consideration of $3.3 million and $1.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Contingently returnable consideration of
$3.3 million and $4.2 million was recorded in Other non-current assets on the Consolidated Balance Sheets as of
December 31, 2025 and 2024, respectively. Contingent consideration of $55.9 million and $48.2 million was recorded in
Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024,
respectively. Contingent consideration of $92.5 million and $80.9 million was recorded in Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Year Ended December 31,
	2025	2024
Assets
Balance at beginning of period	$5,483	$—
Newly established assets due to acquisitions	—	4,868
Total gains included in earnings	2,567	684
Foreign currency translation adjustments included in OCI	427	(69)
Settlements	(1,927)	—
Balance at end of period	$6,550	$5,483
Liabilities
Balance at beginning of period	$129,059	$41,902
Newly established liabilities due to acquisitions[1]	46,002	103,769
Total (gains) losses included in earnings	23,779	(12,171)
Foreign currency translation adjustments included in OCI	22	—
Settlements	(49,007)	(5,384)
Acquisition measurement period adjustments	(1,467)	943
Balance at end of period	$148,388	$129,059
1 For the year ended December 31, 2025, the activity includes contingent consideration liabilities established for immaterial acquisitions not disclosed in Note 4, Mergers and Acquisitions.
For the year ended December 31, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the year ended December 31, 2025, $19.4 million and $29.3 million of contingent consideration settlements are presented in the operating and financing sections,

respectively, of the Consolidated Statements of Cash Flows. For the year ended December 31, 2024, $5.4 million related to the loss on the settlement of the Deal-Contingent Forward is presented in the operating section of the Consolidated
Statements of Cash Flows.
15.    COMMITMENTS AND CONTINGENCIES
Legal – E&O and Other Considerations
As an E&S and Admitted markets intermediary, the Company faces ordinary course of business E&O exposure. The
Company also has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. The Company seeks to resolve, through commercial accommodations, certain matters to limit the economic exposure, including potential legal fees, and reputational risk created by E&O matters as well as disagreements between a carrier and the insured.
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $3.2 million and $4.9 million were recorded for outstanding matters as of December 31, 2025 and 2024, respectively. Loss contingencies exclude the impact of any loss recoveries. The Company recognized the net impact of loss contingencies and any loss recoveries of $4.0 million, $1.8 million, and $6.9 million of E&O expense for the years ended December 31, 2025,
2024, and 2023, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
During 2022, the Company placed certain insurance policies through a trading partner with the understanding that the policies were underwritten by highly rated insurance capital. The policies were instead underwritten by an insurance carrier that was not considered satisfactory by the Company or the insureds. The Company committed to securing replacement coverage, to the extent commercially available, from highly rated insurance companies on terms substantially similar to the insurance coverage originally agreed upon. As a result of this unusual circumstance, the Company incurred losses arising from the original placements and unpaid covered claims (collectively, the “Replacement Costs”).
The Company recognized an estimated loss contingency related to the Replacement Costs of $0.3 million and a loss recovery related to the claim for Replacement Costs of $20.2 million within Accounts payable and accrued liabilities and
Other current assets, respectively, on the Consolidated Balance Sheets as of December 31, 2024. During the year ended
December 31, 2025, the Company collected $22.1 million from its E&O insurance carriers related to the claim for the
Replacement Costs and there was no remaining loss recovery outstanding at December 31, 2025. In the aggregate, the loss contingency and related loss recovery resulted in a $2.5 million expense recognized in the year ended December 31, 2022, and no further expense related to this matter has been recognized since. The Company does not expect any additional
Replacement Costs to arise in relation to this matter.
16.    RELATED PARTIES
Equity Method Investments
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
The Company holds a 47% interest in RIH and GRH holds the remaining 53% interest. RIH has a 50% non-controlling interest in GRP and the other 50% is owned by Nationwide Mutual Insurance Company. GRP wholly owns Geneva Re, a
Bermuda-regulated reinsurance company, and GR Bermuda SAC Ltd (the “Segregated Account Company”). The
Segregated Account Company has one segregated account, which is beneficially owned by a third-party insurance company (the “Third-party Insurer”). RIH is considered a related party variable interest entity under common control with the Company. The Company is not most closely associated with the variable interest entity and therefore does not consolidate RIH. The assets of RIH are restricted to settling obligations of RIH, pursuant to Delaware limited liability company statutes.
The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio. The carrying value of the Company’s equity method investment in RIH was $92.7 million and $70.9 million as of December 31, 2025 and 2024, respectively. RIH has committed to contribute additional capital to GRP over the next several years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.
Velocity Specialty Insurance Company
On May 1, 2025, the Company acquired a 9.9% interest in VSIC, an insurance carrier writing middle market and small to medium business risks in catastrophe exposed areas, for $16.6 million. The Company accounts for its investment in VSIC under the equity method of accounting as the Company has the ability to exercise significant influence over VSIC primarily through board representation. The carrying value of the Company’s equity method investment in VSIC was $17.3 million as of December 31, 2025.
Other Related Parties
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.3 million due from Geneva Re under this agreement as of December 31,
2025 and 2024.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $1.6 million, $1.5 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Receivables due from Geneva Re under this agreement were $0.8 million and $0.7 million as of December 31,
2025 and 2024, respectively.
Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The
Company incurred expense of $11.7 million, $10.5 million, and $7.5 million during the years ended December 31, 2025,
2024, and 2023, respectively. The Company had prepaid expenses of $6.4 million and $5.2 million as of December 31,
2025 and 2024, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance Sheets.
Claims Management Agreement with VSIC
Velocity Claims, LLC (“Velocity Claims”) and Velocity, wholly owned subsidiaries of the Company, are party to a claims management agreement with VSIC under which Velocity Claims receives compensation equal to 1% of indemnity and expenses paid, net of subrogation, on each claim that Velocity participates on. Revenue recognized from this agreement was $0.3 million during the year ended December 31, 2025. Receivables due from VSIC under this agreement were $0.1 million as of December 31, 2025.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is Mr. Ryan’s, in which case the Company receives a discount below market rates. Historically, the Company has been able to charter Mr. Ryan’s aircraft and make use of this discount. The
Company recognized expense related to business usage of the aircraft of $0.9 million, $1.2 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
17.    INCOME TAXES
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
The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$314,465	$270,345	$224,813
Foreign	(21,281)	2,209	13,112
Income before income taxes	$293,184	$272,554	$237,925
The components of income tax expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit)
Federal	$(3,935)	$3,494	$9,179
State	3,353	3,704	3,338
Foreign	4,965	9,126	5,438
Current income tax expense	$4,383	$16,324	$17,955
Deferred income tax expense (benefit)
Federal	67,371	20,497	31,941
State	16,310	7,429	(5,454)
Foreign	(9,037)	(1,609)	(997)
Deferred income tax expense	$74,644	$26,317	$25,490
Total income tax expense (benefit)
Federal	63,436	23,991	41,120
State	19,663	11,133	(2,116)
Foreign	(4,072)	7,517	4,441
Total income tax expense	$79,027	$42,641	$43,445

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to the Company’s effective tax rates are as follows:

	Year Ended December 31,
	2025		2024		2023
Income taxes at U.S. federal statutory rate	$61,569	21.0%	$57,236	21.0%	$49,964	21.0%
Nontaxable and nondeductible items
Income attributable to non-controlling interests and nontaxable income	(33,937)	(11.6%)	(29,898)	(10.9%)	(27,265)	(11.6%)
Nondeductible expenses	3,960	1.4%	2,579	0.9%	2,286	1.0%
Effect of cross-border tax laws	(1,636)	(0.6%)	(1,449)	(0.5%)	256	0.1%
Changes in valuation allowances	—	—%	2,191	0.8%	2,908	1.2%
Equity-based compensation	(13,770)	(4.7%)	(11,209)	(4.1%)	(1,994)	(0.8%)
Common Control Reorganizations[1]	39,260	13.4%	7,116	2.6%	15,142	6.4%
Change in fair value of contingent consideration[2]	3,930	1.3%	—	—%	—	—%
Other federal	(409)	(0.1%)	(2,106)	(0.8%)	2,573	1.1%
State and local income tax expense (benefit), net of federal benefit[3]	19,663	6.7%	11,133	4.1%	(2,116)	(0.9%)
Foreign tax effects
United Kingdom
Nondeductible acquisition expenses	272	0.1%	4,309	1.6%	—	—%
Nontaxable dividends and profit distributions	—	—%	—	—%	(2,971)	(1.2%)
Other	(2,074)	(0.7%)	264	0.1%	1,564	0.7%
Spain
Nondeductible profit distributions	—	—%	—	—%	3,844	1.6%
Other	509	0.2%	533	0.2%	(599)	(0.3%)
Other foreign jurisdictions	1,690	0.6%	1,942	0.7%	(147)	(0.1%)
Income tax expense	$79,027	27.0%	$42,641	15.7%	$43,445	18.2%
1 The total non-cash deferred income tax expense resulting from CCRs for the years ended December 31, 2025, 2024, and
2023, was $48.6 million, $9.5 million, and $18.4 million, respectively, of which $39.3 million, $7.1 million, and $15.1 million, respectively, was included in Domestic federal, and the remaining $9.3 million, $2.4 million, and $3.3 million, respectively, was included in State and local income tax expense (benefit), net of federal benefit. Refer to the Common
Control Reorganization section below for more information.
2 Represents the income tax expense impact from the change in fair value of contingent consideration recognized for acquisitions that resulted in CCRs.
3 For the year ended December 31, 2025, state and local income taxes in California, New York, New York City, and Texas comprised the majority of this category. For the year ended December 31, 2024, state and local income taxes in California,
Illinois, New York, and New York City comprised the majority of this category. For the year ended December 31, 2023, state and local income taxes in California, Illinois, and New York comprised the majority of this category.
Common Control Reorganizations (CCRs)
Subsequent to the acquisition of Velocity, which was acquired by a wholly owned subsidiary of Ryan Specialty Holdings,
Inc., the Company converted Velocity into an LLC (“Velocity LLC”) and transferred Velocity LLC to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR, inclusive of impacts from the Velocity measurement period adjustments, resulted in a reduction of deferred tax assets in the Company’s basis difference in its investment in the LLC of $146.0 million and a non-cash deferred income tax expense of $48.9 million for the year ended December 31, 2025. Additionally, the difference between the carrying value and the fair value of the investment transferred under common control resulted in an increase of $29.8 million to Non-controlling interests on the
Consolidated Statements of Stockholders’ Equity during the year ended December 31, 2025.
Subsequent to the acquisition of Innovisk, which was purchased by Ryan Specialty Holdings, Inc., the Company reorganized Innovisk and transferred the resulting LLCs and foreign subsidiaries to the LLC. This legal entity reorganization was considered a transaction between entities under common control. The CCR resulted in deferred tax liabilities of $40.7 million and a non-cash deferred income tax expense of $11.4 million for the year ended December 31,
2024. Additionally, the difference between the carrying value and the fair value of the investments transferred under common control resulted in an increase of $7.3 million to Non-controlling interests on the Consolidated Statements of
Stockholders’ Equity during the year ended December 31, 2024. During the year ended December 31, 2025, as a result of measurement period adjustments for Innovisk, the Company recognized $0.3 million of non-cash deferred income tax benefit.
Subsequent to the acquisitions of Socius and AccuRisk, which were purchased by a wholly owned subsidiary of Ryan
Specialty Holdings, Inc., the Company converted Socius to an LLC and reorganized AccuRisk and transferred those LLCs to the LLC. These legal entity reorganizations were considered transactions between entities under common control. The
CCRs resulted in a net, non-cash deferred income tax expense of $18.4 million for the year ended December 31, 2023.
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
Uncertain Tax Positions
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2025, that if recognized would affect the annual effective tax rate. The 2022 through 2024 tax years for the Company, the LLC, and the Company’s C-Corporation subsidiaries are considered open for purposes of federal examination. The 2021 through 2024 tax years for the Company’s material foreign tax jurisdictions, the United Kingdom and Spain, are considered open for purposes of examination. As of the issuance date of this Form 10-K, one of the LLC’s subsidiaries is under state examination for the 2020 tax year. There are no other ongoing U.S. federal, state, or foreign tax audits or examinations as of the date of issuance of this Form 10-K.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
Deferred tax assets
Net operating losses	$23,895	$14,687
Investment in the LLC	287,978	429,850
Start-up costs	5,702	6,246
Equity-based compensation	2,287	1,628
Tax credits	4,239	5,491
Capitalized research and development	874	890
Other accrued items	786	151
Total deferred tax assets	$325,761	$458,943
Valuation allowances	(11,162)	(7,759)
Deferred tax assets, net of valuation allowances	$314,599	$451,184
Deferred tax liabilities
Intangibles	(54,237)	(42,817)
Fixed assets	(58)	—
Other accrued items	—	—
Deferred tax liabilities	$(54,295)	$(42,817)
Net Deferred tax assets	$260,304	$408,367
During the year ended December 31, 2025, the decrease in Deferred tax assets was primarily driven by reductions in the investment in the LLC’s deferred tax assets arising from the CCRs described above.

As of December 31, 2025, the Company had $60.4 million of federal net operating loss (“NOL”) carryforwards with an indefinite carryforward period, $40.5 million of state NOL carryforwards that will begin to expire in 2030, and $33.2 million of foreign NOL carryforwards that will begin to expire in 2030. The Company has recorded valuation allowances of $15.5 million and $23.1 million against the state and foreign NOLs, respectively.
As of December 31, 2025, the Company had $4.2 million in foreign tax credit carryforwards that will begin to expire in
2026. The Company assessed the available positive and negative evidence, including tax planning strategies and recent results of foreign operations, to determine whether it was more likely than not that the existing deferred tax asset would be realized. A significant piece of objective negative evidence evaluated was the inability to use all available foreign tax credits for the year ended December 31, 2025. On the basis of this evaluation, a full valuation allowance of $4.2 million was recorded with respect to this deferred tax asset as of December 31, 2025. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of the Company’s ability to use the available foreign tax credits change.
With the exception of the NOLs and tax credits discussed above, as of December 31, 2025, the Company concluded that, based on the weight of all available positive and negative evidence, the majority of the Company’s deferred tax assets are more likely than not to be realized. As such, no other valuation allowances have been recognized against those deferred tax assets. The valuation allowances recognized will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowances.
Cash Paid for Income Taxes
The cash paid for income taxes, net of refunds was as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$200	$13,485	$7,339
State and local
Texas	1,122	—	—
New York City	1,026	1,268	1,399
Other state and local	737	1,333	690
Foreign
United Kingdom	3,056	4,291	2,248
Netherlands	2,250	570	—
Spain	4,240	3,778	2,076
Sweden	1,286	2,528	2,551
Other foreign	427	78	98
Total cash paid for income taxes, net of refunds	$14,344	$27,331	$16,401

Tax Receivable Agreement (TRA)
The Company recognizes a liability on the Consolidated Balance Sheets based on the undiscounted estimated future payments under the TRA. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Based on current projections, the
Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable
Agreement liabilities of $459.0 million related to these benefits on the Consolidated Balance Sheets as of December 31,
2025. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2023	$194,668	$85,814	$78,416	$358,898
Exchange of LLC Common Units	73,433	5,660	21,982	101,075
Remeasurement – change in state rate	(932)	(391)	(1,183)	(2,506)
Remeasurement – foreign tax credits	(895)	—	—	(895)
Interest expense	—	—	1,302	1,302
Payments	(13,041)	(7,668)	(869)	(21,578)
Balance at December 31, 2024	$253,233	$83,415	$99,648	$436,296
Exchange of LLC Common Units	34,813	2,466	9,479	46,758
Interest expense	—	—	1,112	1,112
Payments	(16,067)	(8,532)	(570)	(25,169)
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
The increases in the TRA liabilities due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity and increases in the TRA liabilities due to accrued interest were recognized in Other non-operating loss (income) on the Consolidated Statements of Income.
During the year ended December 31, 2024, the Company remeasured the TRA liabilities due to changes in state tax rates, which decreased its estimated cash tax savings from 26.12% to 26.00%. The changes were recognized in Other non-
operating loss (income) on the Consolidated Statements of Income. Total realized tax savings in 2025 for the year ended
December 31, 2024, from each of the tax attributes associated with the TRA were $28.9 million; $24.6 million, exclusive of the related accrued interest, was paid to current and certain former LLC unitholders, representing 85% of the realized tax savings. The remaining 15%, or $4.3 million, of the realized tax savings was retained by the Company.
Non-controlling Interest Holders’ Tax Distributions
The Company declared tax distributions to the non-controlling interest holders of $62.5 million, $84.8 million, and $74.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. Non-controlling interest holders’ tax distributions for quarterly estimates are generally paid throughout the year they relate to, and a final payment is made in the first half of the subsequent year.
Other Comprehensive Income (Loss)
The following table summarizes the tax effects on the components of OCI:

	Year Ended December 31,
	2025	2024	2023
Gain on interest rate cap	$(1,359)	$(1,945)	$(1,628)
Gain on interest rate cap reclassified to earnings	1,867	3,101	2,734
Foreign currency translation adjustments	(5,901)	1,370	(272)
Change in share of equity method investments’ other comprehensive income (loss)	(101)	(842)	173

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2022	$8,065	$157	$(2,187)	$6,035
Other comprehensive income (loss) before reclassifications	12,028	2,125	(973)	13,180
Amounts reclassified to earnings	(20,161)	—	—	(20,161)
Other comprehensive income (loss)	$(8,133)	$2,125	$(973)	$(6,981)
Less: Non-controlling interests	(4,765)	1,300	(557)	(4,022)
Balance at December 31, 2023	$4,697	$982	$(2,603)	$3,076
Other comprehensive income (loss) before reclassifications	14,003	(8,914)	5,708	10,797
Amounts reclassified to earnings	(21,623)	—	—	(21,623)
Other comprehensive income (loss)	$(7,620)	$(8,914)	$5,708	$(10,826)
Less: Non-controlling interests	(4,358)	(4,922)	3,326	(5,954)
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income before reclassifications	6,881	41,129	664	48,674
Amounts reclassified to earnings	(13,342)	—	—	(13,342)
Other comprehensive income (loss)	$(6,461)	$41,129	$664	$35,332
Less: Non-controlling interests	(5,026)	24,341	376	19,691
Balance at December 31, 2025	$—	$13,778	$67	$13,845
1 Change in share of equity method investments’ other comprehensive income (loss) on the Consolidated Statements of
Comprehensive Income.

19.  SEGMENT REPORTING
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

	Year Ended December 31,
	2025	2024	2023
Net commissions and fees	$2,994,582	$2,455,671	$2,026,596
Fiduciary investment income	56,544	60,039	50,953
Total revenue	$3,051,126	$2,515,710	$2,077,549

Compensation-related expense[1]	1,692,000	1,426,674	1,222,342
General and administrative expense[2]	392,384	277,813	230,467
Other segment items[3]	172,465	238,640	144,401

Depreciation and amortization	287,515	167,630	115,837
Change in contingent consideration	13,122	(22,859)	5,421
Interest income	(7,649)	(21,509)	(31,986)
Interest expense	230,033	179,957	151,493
Income from equity method investments	(21,236)	(18,231)	(8,731)
Other non-operating loss (income)	(692)	15,041	10,380
Income tax expense	79,027	42,641	43,445
Net income	$214,157	$229,913	$194,480
1 Compensation-related expense includes salaries, commissions, bonus compensation, benefits, payroll taxes, and contractor costs, and excludes equity-based compensation expense, and acquisition and restructuring related expenses.
2 General and administrative expense includes travel and entertainment, professional services, occupancy, IT related costs, and other operating costs, and excludes acquisition and restructuring related expenses.
3 Other segment items include equity-based compensation expense, and acquisition and restructuring related compensation and general and administrative expenses.
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table illustrates the geographic regions for the Company’s revenue:

	Year Ended December 31,
	2025	2024	2023
United States	$2,864,242	$2,391,980	$2,022,579
Foreign	186,884	123,730	54,970
Total revenue	$3,051,126	$2,515,710	$2,077,549
The Company did not have material revenue from operations in any individual foreign country for the years ended
December 31, 2025, 2024, or 2023. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
20.    SUPPLEMENTAL FINANCIAL INFORMATION
Interest Income
The Company earned interest income of $7.6 million, $21.5 million, and $32.0 million during the years ended
December 31, 2025, 2024, and 2023, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the Consolidated Statements of Income.
Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Year Ended December 31,
	2025	2024	2023
Cash paid for:
Interest, net[1]	$196,041	$136,953	$128,380

Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$478	$2,109	$35
Tax Receivable Agreement liabilities	46,758	101,075	68,587
Dividend Equivalents and Declared Distributions liabilities	1,770	4,246	—
Contingently returnable consideration	—	4,868	—
Contingent consideration liabilities	44,535	103,769	11,238
1 Interest paid is presented net of $15.2 million, $24.7 million, and $22.9 million of cash received in connection with the
Company’s interest rate cap for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 12,
Derivatives, for further information on the interest rate cap.
21.    RESTRUCTURING
In February 2023, the Company initiated the ACCELERATE 2025 program to enable continued growth, drive innovation, and deliver sustainable productivity improvements over the long term. The restructuring plan aimed to reduce costs and increase efficiencies through a focus on optimizing the Company’s operations and technology. In its expanded form, the restructuring plan was expected to incur total restructuring costs of approximately $110.0 million through December 31,
2024. The total expected costs of the plan included $55.0 million related to operations and technology optimization, $40.0 million related to employee compensation and benefits, and $15.0 million related to asset impairment and other termination
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
Accrued costs in the table above include both costs expensed and capitalized during the period. As of December 31, 2024 and 2023, $15.3 million and $5.3 million, respectively, of the restructuring liability was included in Accounts payable and accrued liabilities and $5.5 million and $1.7 million, respectively, was included in Current Accrued compensation on the
Consolidated Balance Sheets. The total restructuring liability outstanding as of December 31, 2024, was paid during the year ended December 31, 2025.
22.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 13, 2026, and has concluded that no events have occurred that require disclosure other than the events listed below.
On February 10, 2026, the Company’s Board of Directors approved a share repurchase program that authorizes the
Company to repurchase up to $300.0 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, as accelerated share repurchases, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice.
On February 12, 2026, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share of outstanding Class A common stock. The quarterly dividend will be payable on March 10, 2026, to shareholders of record of Class A common stock as of the close of business on February 24, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.
On February 12, 2026, the Company announced the Empower program, a three-year restructuring program commencing in the first quarter of 2026. The program is expected to result in approximately $160.0 million of cumulative one-time charges through 2028 and to generate annual savings of approximately $80.0 million in 2029.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the
Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the
Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our senior management, including our Chief Executive
Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of
December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013 Framework). Based on
this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by
Deloitte & Touche LLP, the Company’s independent registered public accounting firm. The attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended
December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the
Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule
10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors and executive officers is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held in 2026 (the “Proxy Statement”).
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Information required by this Item regarding fees billed to us by our principal accountant, Deloitte & Touche LLP
(PCAOB ID No. 34) and other matters is incorporated herein by reference to our Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2).
The following documents have been included in Part II, Item 8.
•Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm, on Financial Statements
•Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
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

4.6
First Supplemental Indenture to that certain Indenture, dated as of September 19, 2024, by and among Ryan
Specialty, LLC, the guarantors party thereto and U.S. Bank National Association as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 9,
2024).

4.7	Description of Capital Stock, filed herewith.

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

10.19	+	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

19.1		Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023 (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on February 21, 2025).

21.1		Subsidiaries of the Registrant, filed herewith.

23.1		Consent of Deloitte & Touche LLP, filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97.1		Clawback Policy Pursuant to Rule 10D-1 under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).

101.INS
Inline XBRL (Extensible Business Reporting Language) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*  The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are to be deemed “furnished” with this Annual
Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+  Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 12, 2026
Ryan Specialty Holding, Inc
	By:	/s/ Timothy W. Turner
Timothy W. Turner, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick G. Ryan	Executive Chairman and Chairman of the Board of Director	February 12, 2026
Patrick G. Ryan
/s/ Timothy W. Turner	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Timothy W. Turner
/s/ Janice M. Hamilton	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
Janice M. Hamilton
/s/ Henry S. Bienen	Director	February 12, 2026
Henry S. Bienen
/s/ David P. Bolger	Director	February 12, 2026
David P. Bolger
/s/ Michael G Bungert	Director	February 12, 2026
Michael G. Bungert
/s/ Michelle L. Collins	Director	February 12, 2026
Michelle L. Collins
/s/ Francesca Cornelli	Director	February 12, 2026
Francesca Cornelli
/s/ Nicholas D. Cortezi	Director	February 12, 2026
Nicholas D. Cortezi
/s/ Anthony J. Kuczinski	Director	February 12, 2026
Anthony J. Kuczinski
/s/ Michael D. O’Halleran	Director	February 12, 2026
Michael D. O’Halleran
/s/ John W. Rogers, Jr	Director	February 12, 2026
John W. Rogers, Jr
/s/ Patrick G. Ryan, Jr.	Director	February 12, 2026
Patrick G. Ryan, Jr.
[Signature Page to 10-K]