Form 10-Q
period 2026-03-31
RYAN SPECIALTY HOLDINGS, INC.
filed 2026-05-01
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On April 27, 2026, the Registrant had 263,659,415 shares of common stock outstanding, consisting of 129,468,136 shares of Class A common stock,
$0.001 par value, and 134,191,279 shares of Class B common stock, $0.001 par value.

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
ii
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
•risks relating to our share repurchase program; and
iii
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
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” in this Quarterly Report on Form 10-Q and under the Section entitled “Risk Factors” in the
Company’s Annual Report on Form 10-K for the year ended December 31, 2025. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our filings with the SEC and other public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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
•“Class C Incentive Units”: Class C common incentive units, initially of the LLC on and prior to September
30, 2021, and then subsequently of New LLC, that are exchangeable into LLC Common Units.
•“Credit Agreement”: The credit agreement dated September 1, 2020, as amended, among Ryan Specialty,
LLC and JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
iv
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
•“SEC”: The Securities and Exchange Commission.
•“Senior Secured Notes”: The 2030 Senior Secured Notes and the 2032 Senior Secured Notes.
•“Specialty”: One of the three Ryan Specialty primary distribution channels, which include Wholesale
Brokerage, Binding Authority, and Underwriting Management.
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
•“Underwriting Management”: Our Underwriting Management Specialty administers a number of MGUs,
MGAs, and programs that offer commercial and personal insurance for specific product lines or industry
v
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Loss) (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE
Net commissions and fees	$782,903	$676,128
Fiduciary investment income	12,326	14,038
Total revenue	$795,229	$690,166
EXPENSES
Compensation and benefits	495,176	430,289
General and administrative	108,761	106,060
Amortization	65,340	64,985
Depreciation	4,062	2,639
Change in contingent consideration	27,294	(14,042)
Total operating expenses	$700,633	$589,931
OPERATING INCOME	$94,596	$100,235
Interest expense, net	53,733	54,508
Income from equity method investments	(5,531)	(4,937)
Other non-operating income	(711)	(377)
INCOME BEFORE INCOME TAXES	$47,105	$51,041
Income tax expense	6,508	55,430
NET INCOME (LOSS)	$40,597	$(4,389)
Net income attributable to non-controlling interests, net of tax	22,951	23,253
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$17,646	$(27,642)
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.14	$(0.22)
Diluted	$0.13	$(0.22)
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	129,375,841	125,419,656
Diluted	137,341,222	125,419,656
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
NET INCOME (LOSS)	$40,597	$(4,389)
Net income attributable to non-controlling interests, net of tax	22,951	23,253
NET INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$17,646	$(27,642)
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	—	627
Gain on interest rate cap reclassified to earnings	—	(1,525)
Foreign currency translation adjustments	(4,670)	8,481
Change in share of equity method investments’ other comprehensive income (loss)	215	(1,315)
Total other comprehensive income (loss), net of tax	$(4,455)	$6,268
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$13,191	$(21,374)
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,650	$158,322
Commissions and fees receivable – net	565,259	488,951
Fiduciary cash and receivables	4,764,338	4,298,920
Prepaid incentives – net	15,326	13,550
Other current assets	79,255	100,437
Total current assets	$5,578,828	$5,060,180
NON-CURRENT ASSETS
Goodwill	3,217,450	3,225,021
Customer relationships	1,433,397	1,496,885
Other intangible assets	127,052	119,621
Prepaid incentives – net	29,718	27,849
Equity method investments	116,431	109,982
Property and equipment – net	66,138	69,461
Lease right-of-use assets	125,802	130,480
Deferred tax assets	305,565	310,138
Other non-current assets	11,257	14,554
Total non-current assets	$5,432,810	$5,503,991
TOTAL ASSETS	$11,011,638	$10,564,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$341,742	$284,403
Accrued compensation	257,275	519,251
Operating lease liabilities	27,189	25,987
Tax Receivable Agreement liabilities	30,047	—
Short-term debt and current portion of long-term debt	35,364	60,187
Fiduciary liabilities	4,764,338	4,298,920
Total current liabilities	$5,455,955	$5,188,748
NON-CURRENT LIABILITIES
Accrued compensation	81,362	70,096
Operating lease liabilities	146,200	153,089
Long-term debt	3,533,913	3,291,462
Tax Receivable Agreement liabilities	430,797	458,997
Deferred tax liabilities	47,354	49,834
Other non-current liabilities	97,003	97,894
Total non-current liabilities	$4,336,629	$4,121,372
TOTAL LIABILITIES	$9,792,584	$9,310,120
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 128,867,457 and 129,603,426 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	129	130
Class B common stock ($0.001 par value; 984,748,069 shares authorized and 134,351,649 shares issued and outstanding at March 31, 2026; 1,000,000,000 shares authorized and 134,508,885 shares issued and outstanding at December 31, 2025)	134	135
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Additional paid-in capital	506,021	513,610
Retained earnings	120,528	120,353
Accumulated other comprehensive income	9,390	13,845
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$636,202	$648,073
Non-controlling interests	582,852	605,978
Total stockholders’ equity	$1,219,054	$1,254,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,011,638	$10,564,171
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$40,597	$(4,389)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Income from equity method investments	(5,531)	(4,937)
Amortization	65,340	64,985
Depreciation	4,062	2,639
Prepaid and deferred compensation expense	13,700	10,799
Non-cash equity-based compensation	17,351	19,873
Amortization of deferred debt issuance costs	2,422	2,374
Amortization of interest rate cap premium	—	1,739
Deferred income tax expense	3,142	2,720
Deferred income tax expense from common control reorganization	—	48,115
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(77,800)	(17,088)
Accrued interest liability	(21,470)	(11,801)
Other current and non-current assets	18,524	41,130
Other current and non-current liabilities	(227,748)	(298,984)
Total cash flows used in operating activities	$(167,411)	$(142,825)
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	—	(555,641)
Capital expenditures	(13,265)	(16,730)
Asset acquisitions	—	(664)
Total cash flows used in investing activities	$(13,265)	$(573,035)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Revolving Credit Facility	524,942	574,056
Repayments on Revolving Credit Facility	(279,375)	(150,000)
Debt issuance costs paid	—	(1,548)
Repayment of term debt	(4,250)	(4,250)
Receipt of contingently returnable consideration	3,140	1,927
Payment of contingent consideration	(17)	(25,150)
Tax distributions to non-controlling LLC Unitholders	(1,294)	—
Receipt of taxes related to net share settlement of equity awards	1,714	1,569
Taxes paid related to net share settlement of equity awards	(1,496)	(1,700)
Class A common stock dividends and Dividend Equivalents paid	(16,795)	(15,074)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(8,071)	(6,796)
Repurchases of Class A common stock	(40,019)	—
Payments related to Ryan Re preferred units	—	(85)
Net change in fiduciary liabilities	(92,194)	(36,109)
Total cash flows provided by financing activities	$86,285	$336,840
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(5,191)	10,081
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$(99,582)	$(368,939)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Beginning balance	1,584,470	1,680,805
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Ending balance	$1,484,888	$1,311,866
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$154,650	$203,549
Cash and cash equivalents held in a fiduciary capacity	1,330,238	1,108,317
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,484,888	$1,311,866
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	129,603,426	$130	134,508,885	$135	$513,610	$120,353	$13,845	$605,978	$1,254,051
Net income	—	—	—	—	—	17,646	—	22,951	40,597
Issuance of common stock	103,661	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	176,484	—	(157,236)	(1)	296	—	—	(295)	—
Cash and common stock clawbacks related to vested equity awards	(34,041)	—	—	—	(341)	—	—	187	(154)
Repurchase and retirement of common stock	(982,073)	(1)	—	—	(20,870)	—	—	(19,434)	(40,305)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(17,471)	—	—	(17,471)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(8,177)	(8,177)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(4,115)	—	—	(933)	(5,048)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(11,046)	(11,046)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	215	303	518
Foreign currency translation adjustments	—	—	—	—	—	—	(4,670)	(6,592)	(11,262)
Equity-based compensation	—	—	—	—	17,441	—	—	(90)	17,351
Balance at March 31, 2026	128,867,457	$129	134,351,649	$134	$506,021	$120,528	$9,390	$582,852	$1,219,054

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non-controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
March 31, 2026, the Company owned 49.0% of the outstanding LLC Common Units.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. GAAP. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC for interim financial information.
These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 13,
2026. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.
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

Use of Estimates
The preparation of the unaudited consolidated interim financial statements and notes thereto requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited consolidated interim financial statements and the notes thereto. Such estimates and assumptions could change in the future as circumstances change or more information becomes available, which could affect the amounts reported and disclosed herein.
Significant Accounting Policies
There have been no material changes, except as noted below, in the Company’s significant accounting policies from those that were disclosed for the year ended December 31, 2025, in the Company’s Annual Report on Form 10-K filed with the
SEC on February 13, 2026.
Share Repurchases and Retirements
Class A common shares repurchased pursuant to the Company’s share repurchase program are recognized at cost, which includes broker commissions and excise taxes. Repurchased shares are subsequently retired and the cost of the repurchased shares in excess of par value is recognized as a reduction of additional paid-in capital.
Recently Issued Accounting Pronouncements
New Accounting Pronouncement Recently Adopted
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) — Narrow-Scope Improvements, which includes amendments that clarify when the interim reporting guidance is applicable, outlines the interim disclosures required under this guidance and all other ASC topics, and establishes a disclosure principle that requires an entity to disclose material events that have occurred since the last annual reporting period. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The
Company early adopted this ASU prospectively on January 1, 2026, with no material impact to its consolidated financial statements or disclosures.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which includes amendments that provide clarification, correct technical errors, and make minor improvements with the intent to make the Accounting Standard
Codification easier to understand and apply. This ASU is effective for annual reporting periods beginning after December
15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company early adopted this ASU prospectively on January 1, 2026, with no material impact to its consolidated financial statements or disclosures.
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

2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended March 31,
	2026	2025
Wholesale Brokerage	$377,796	$360,788
Binding Authority	110,000	101,950
Underwriting Management	295,107	213,390
Total Net commissions and fees	$782,903	$676,128
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements, medical stop loss business, and multi-year structured solutions business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $83.1 million and $65.4 million as of
March 31, 2026 and December 31, 2025, respectively. The contract liability balance related to deferred revenue, which is included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $10.5 million and $10.0 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, $4.1 million of the contract liabilities outstanding as of December 31, 2025, were recognized as revenue.
3.      Mergers and Acquisitions
There were no acquisitions completed during the three months ended March 31, 2026.
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
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd., an MGU
specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada, for
$124.3 million of cash consideration and $8.1 million of the Company’s Class A common stock. During the three months ended March 31, 2026, a measurement period adjustment related to net working capital of $1.3 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets.

The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the Velocity acquisition of $3.9 million during the three months ended March 31, 2025, in General and administrative expense on the Consolidated Statements of Income (Loss).
Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions completed during the three months ended March 31, 2025, occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

Three Months Ended March 31, 2025
Total revenue	$696,242
Net income	42,215
The unaudited pro forma financial information includes adjustments related to incremental amortization expense on acquired intangible assets, transaction costs, incremental income tax expense related to the CCR (as defined in Note 16,
Income Taxes), and the consequential tax effects of the pro forma adjustments.
Contingent Consideration
Total consideration for certain acquisitions includes contingent consideration or contingently returnable consideration, which is generally based on the EBITDA or revenue of the acquired business following a defined period after purchase.
Further information regarding the fair value measurements of contingent consideration and contingently returnable consideration is detailed in Note 13, Fair Value Measurements. The Company recognizes income or loss for the changes in fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the
Consolidated Statements of Income (Loss). The table below summarizes the amounts recognized:

	Three Months Ended March 31,
	2026	2025
Change in contingent consideration	$27,294	$(14,042)
Interest expense, net	2,316	2,332
Total	$29,610	$(11,710)
As of March 31, 2026, the aggregate amount of maximum consideration related to acquisitions was $597.3 million of contingent consideration and $6.6 million of contingently returnable consideration.
4.      Restructuring
During the three months ended March 31, 2026, the Company initiated the Empower program to streamline the Company’s brokerage, binding, and underwriting operations, optimize scale, accelerate data and technology strategies, and enhance efficiencies across all of the Company’s Specialties. The restructuring plan is expected to incur total restructuring costs of
$160.0 million, including $115.0 million related to business platform optimization and $45.0 million related to compensation and benefits, through December 31, 2028, and to generate annual savings of approximately $80.0 million in
2029. The following table presents the restructuring expense incurred:

Three Months Ended March 31, 2026
Business platform optimization	$3,911
Compensation and benefits	666
Total	$4,577

For the three months ended March 31, 2026, the Company recognized restructuring expenses of $2.0 million, including contractor costs, in Compensation and benefits, and $2.6 million in General and administrative expense on the
Consolidated Statements of Income (Loss).
The following table presents a summary of changes in the restructuring liability:

	Business Platform Optimization	Compensation and Benefits	Total
Balance at January 1, 2026	$—	$—	$—
Accrued costs	9,065	666	9,731
Payments	(1,239)	(183)	(1,422)
Balance at March 31, 2026	$7,826	$483	$8,309
Accrued costs in the table above include both costs expensed and capitalized during the period. As of March 31, 2026, $5.6 million of the restructuring liability was included in Accounts payable and accrued liabilities and $2.7 million was included in Current Accrued compensation on the Consolidated Balance Sheets.
5.      Receivables and Other Current Assets
Receivables
The Company had receivables of $565.3 million and $489.0 million outstanding as of March 31, 2026 and December 31,
2025, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance
Sheets. Commission and fees receivable is net of an allowance for expected credit losses. The Company’s allowance for expected credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$4,095	$3,018
Write-offs	(1,583)	(1,135)
Increase in provision	1,901	1,511
Balance at end of period	$4,413	$3,394
Other Current Assets
Major classes of other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$50,475	$62,995
Other current receivables	28,780	37,442
Total Other current assets	$79,255	$100,437
Other current receivables contain service receivables from Geneva Re, Ltd (“Geneva Re”) and Velocity Specialty
Insurance Company (“VSIC”). See Note 15, Related Parties, for further information regarding related parties.

6.      Leases
The Company has operating leases with various terms through September 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended March 31,
	2026	2025
Lease costs
Operating lease costs	$8,703	$8,305
Short-term lease costs
Operating lease costs	201	506
Sublease income	(138)	(108)
Lease costs – net	$8,766	$8,703

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$9,287	$9,689
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities	2,262	4,135
Amortization of right-of-use assets for operating leases	6,305	5,903
Weighted-average discount rate (percent)
Operating leases	5.4%	5.4%
Weighted-average remaining lease term (years)
Operating leases	6.6	7.4
7.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	March 31, 2026	December 31, 2025
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.00%, matures September 13, 2031	$1,656,411	$1,659,629
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	398,560	402,677
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,192,887	1,209,908
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	319,399	74,062
Premium financing notes
Commercial notes, periodic interest and principal payments, 5.25%, expire May 1, 2026	634	2,519
Commercial notes, periodic interest and principal payments, 5.25%, expire June 1, 2026	201	499
Commercial notes, periodic interest and principal payments, 5.25%, expire June 21, 2026	1,185	2,355
Total debt	$3,569,277	$3,351,649
Less: Short-term debt and current portion of long-term debt	(35,364)	(60,187)
Long-term debt	$3,533,913	$3,291,462

Term Loan
As of March 31, 2026, $1,678.8 million of the Term Loan principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $22.6 million. As of December 31, 2025, $1,683.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were
$23.6 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of March 31, 2026 and December 31, 2025.
Due to the nature of the instrument, the deferred issuance costs related to the facility of $7.0 million and $7.5 million as of
March 31, 2026 and December 31, 2025, respectively, were included in Other non-current assets on the Consolidated
Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $1,082.0 million as of March 31, 2026, as the facility was drawn on by $318.0 million. The commitments available to be borrowed under the
Revolving Credit Facility were $1,326.8 million as of December 31, 2025, as the facility was drawn on by $73.2 million.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25%-0.50%. As of March 31, 2026 and
December 31, 2025, the Company accrued $0.7 million and $0.8 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance
Sheets. As of March 31, 2026 and December 31, 2025, accrued interest on the facility was $0.7 million and $0.1 million, respectively.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of March 31, 2026 and December 31, 2025,
accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs were $4.4 million and $4.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of March 31, 2026 and December 31, 2025, accrued interest on the notes was
$11.8 million and $29.4 million, respectively, and the related unamortized deferred issuance costs, including discount, were
$18.9 million and $19.5 million, respectively.
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
Preferred Stock
There were no shares of preferred stock outstanding as of March 31, 2026 or December 31, 2025. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Share Repurchase Program
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
During the three months ended March 31, 2026, the Company repurchased and subsequently retired 982,073 shares of its
Class A common stock in open market transactions for an aggregate purchase price of $40.0 million, exclusive of excise taxes. As of March 31, 2026, $260.0 million remained available for repurchases under the program.
Dividends
During the three months ended March 31, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per share on the Company’s outstanding Class A common stock. During the three months ended
March 31, 2026, $16.7 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of March 31, 2026 and December 31, 2025, the Company owned 49.0% and 49.1%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 51.0% and 50.9%, respectively, of the economic interests in the LLC.
Weighted-average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) (“OCI”) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage was 50.6% and 51.4% for the three months ended March 31,
2026 and 2025, respectively.
During the three months ended March 31, 2026, the Company declared a regular quarterly cash distribution of $0.06 per unit on the LLC’s outstanding LLC Common Units. During the three months ended March 31, 2026, $8.1 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
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
These Incentive Awards typically take the form of (i) RSUs, (ii) RLUs, (iii) Stock Options, (iv) Class C Incentive Units,
(v) Performance Stock Units (“PSUs”), and (vi) Performance LLC Units (“PLUs”). The terms of these awards are described below.
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
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Three Months Ended March 31, 2026
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,046,961	$23.22	2,553,441	$49.49
Granted	—	—	2,375,933	40.21
Vested	(1,927)	22.42	(51,139)	37.36
Forfeited	(7,642)	22.88	(29,326)	46.86
Unvested at end of period	2,037,392	$23.23	4,848,909	$45.09
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

	Three Months Ended March 31, 2026
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,393,326	66,667	271,247	$44.34
Granted	—	—	—	—
Exercised	(120,188)	—	(122)	34.39
Forfeited or expired	(29,785)	—	—	—
Outstanding at end of period	3,243,353	66,667	271,125	$44.34
1 As the Reload and Staking Options were one-time grants at the IPO, the weighted-average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.
As of March 31, 2026, there were 2,137,212, 13,332, and 56,793 exercisable Reload, Staking, and Incentive Options, respectively. The aggregate intrinsic values and weighted-average remaining contractual terms of Stock Options outstanding and exercisable as of March 31, 2026, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$33,212
Reload Options exercisable	21,885
Staking Options outstanding	683
Staking Options exercisable	137
Incentive Options outstanding	—
Incentive Options exercisable	—
Weighted-average remaining contractual term (in years):
Reload Options outstanding	5.1
Reload Options exercisable	5.2
Staking Options outstanding	3.6
Staking Options exercisable	0.3
Incentive Options outstanding	4.3
Incentive Options exercisable	3.7
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

Three Months Ended March 31, 2026
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,138,946	$25.10	638,648	$44.89
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	1,138,946	$25.10	638,648	$44.89
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
from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Three Months Ended March 31, 2026
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	457,832	1,333,336	450,822	$36.86
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at end of period	457,832	1,333,336	450,822	$36.80
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted-average participation threshold for these awards will be consistent across any type of movement. The weighted-average participation threshold for Reload and Staking Class C Incentive Units was $23.08 and $23.14 as of March 31, 2026 and December 31, 2025,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the three months ended March 31, 2026.
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

	Three Months Ended March 31, 2026
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,612,920	$27.73	487,218	$24.40
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(6,513)	27.53	—	—
Unvested at end of period	1,606,407	$27.73	487,218	$24.40
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”). The Director Stock Grants are fully vested upon grant. The next grant is anticipated to occur in the second quarter of 2026 concurrent with the annual shareholders’ meeting.
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
As of March 31, 2026, the Company accrued $1.2 million and $0.1 million related to Dividend Equivalents and Declared
Distributions, respectively, in Accounts payable and accrued liabilities, and $4.8 million and $0.6 million related to
Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance
Sheets. As of December 31, 2025, the Company accrued $1.1 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.3 million and $0.6 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.

Equity-Based Compensation Expense
The following table includes the equity-based compensation the Company recognized by award type:

	Three Months Ended March 31,
	2026	2025
IPO awards
IPO RSUs and Staking Options	$1,618	$2,666
IPO RLUs and Staking Class C Incentive Units	1,289	1,964
Incremental Restricted Stock and Reload Options	69	402
Incremental Restricted Common Units and Reload Class C Incentive Units	66	271
Pre-IPO incentive awards
Restricted Stock	—	164
Restricted Common Units	—	48
Post-IPO incentive awards
Incentive RSUs	9,613	8,834
Incentive RLUs	1,843	2,013
Incentive Options	55	813
Class C Incentive Units	440	509
PSUs	1,756	1,083
PLUs	—	606
Other expense
Director Stock Grants	602	500
Total equity-based compensation expense	$17,351	$19,873
As of March 31, 2026, the unrecognized equity-based compensation expense and the related weighted-average remaining expense period, as applicable, related to the types of equity-based compensation awards described above were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
IPO RSUs	$16,180	4.1
Incentive RSUs	150,673	3.5
Reload Options	119	0.3
Incentive Options	99	1.0
PSUs	28,824	4.0
IPO RLUs	11,411	4.2
Incentive RLUs	9,792	2.2
Reload Class C Incentive Units	83	0.3
Staking Class C Incentive Units	3,303	4.1
Class C Incentive Units	3,069	2.9
Total unrecognized equity-based compensation expense	$223,553

10.     Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ryan Specialty Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of
Class A common stock is as follows:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$40,597	$(4,389)
Less: Net income attributable to non-controlling interests	22,951	23,253
Net income (loss) attributable to Ryan Specialty Holdings, Inc.	$17,646	$(27,642)
Numerator:
Net income (loss) attributable to Class A common shareholders – basic	$17,646	$(27,642)
Less: Loss attributed to dilutive shares	(150)	—
Net income (loss) attributable to Class A common shareholders – diluted	$17,496	$(27,642)
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	129,375,841	125,419,656
Add: Dilutive shares	7,965,381	—
Weighted-average shares of Class A common stock outstanding – diluted	137,341,222	125,419,656
Earnings (loss) per share
Earnings (loss) per share of Class A common stock – basic	$0.14	$(0.22)
Earnings (loss) per share of Class A common stock – diluted	$0.13	$(0.22)
The following numbers of shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Conversion of non-controlling interest LLC Common Units[1]	134,475,691	136,063,929
Restricted Stock	—	413,820
IPO RSUs	678,572	2,597,398
Incentive RSUs	—	2,791,698
PSUs	—	1,658,251
Reload Options	—	3,799,629
Staking Options	—	66,667
Incentive Options	150,000	281,652
Restricted Common Units	—	135,991
IPO RLUs	—	1,293,538
Incentive RLUs	—	686,712
PLUs	—	487,218
Reload Class C Incentive Units	—	3,573,527
Staking Class C Incentive Units	—	2,078,334
Class C Incentive Units	195,822	495,822
1 Weighted-average units outstanding during the period.

11.     Derivatives
Interest Rate Cap
In 2022, the Company entered into an interest rate cap agreement to manage its exposure to interest rate fluctuations related to the Company’s Term Loan in the amount of $25.5 million. The interest rate cap had a $1,000.0 million notional amount,
2.75% strike, and terminated on December 31, 2025. At inception, the Company formally designated the interest rate cap as a cash flow hedge, which remained effective through the instrument’s termination date.
For the three months ended March 31, 2025, the decrease of $4.1 million in the fair value of the interest rate cap was recognized in OCI. See Note 16, Income Taxes, for further information on the tax effects on OCI related to the interest rate cap. The location and gains (losses) related to the interest rate cap were recognized on the Consolidated Statements of
Income (Loss) as follows:

	Income Statement Caption	Three Months Ended March 31, 2025
Interest rate cap premium amortization	Interest expense, net	$(1,739)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	3,953
Total impact of derivatives designated as hedging instruments		$2,214
See Note 13, Fair Value Measurements, for information on the fair value of the interest rate cap.
12.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the three months ended March 31, 2026, with the exception of Cash and cash equivalents of $13.7 million, Other current assets of $18.2 million, Deferred tax assets of $304.4 million, Accounts payable and accrued liabilities of $1.2 million,
Other non-current liabilities of $5.1 million, and the entire balance of the Tax Receivable Agreement liabilities of $460.8 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of
December 31, 2025, Cash and cash equivalents of $22.5 million, Other current assets of $18.3 million, Deferred tax assets of $309.1 million, Accounts payable and accrued liabilities of $1.1 million, Other non-current liabilities of $4.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $459.0 million on the Consolidated Balance Sheets were attributable solely to Ryan Specialty Holdings, Inc.
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of March 31,
2026 and December 31, 2025, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, and any current portion of such debt, was
$3,256.9 million and $3,308.4 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of the
Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy. See Note 7, Debt, for the carrying values of the Company’s debt.
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
Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of March 31, 2026, the models used risk-free rates, expected volatility, and a credit spread that ranged from 2.0% to 3.7%, 6.6% to 28.1%, and 0.6% to 3.3%, respectively. As of December 31, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 3.7%, 6.2% to 21.5%, and
0.8% to 2.7%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 4.1% to 6.9%
and 4.2% to 6.4% as of March 31, 2026 and December 31, 2025, respectively.
Each period, the Company revalues the contingent consideration and contingently returnable consideration associated with certain prior acquisitions to their fair value and records the related changes of the fair value in Change in contingent consideration on the Consolidated Statements of Income (Loss). Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related EBITDA and revenue milestones, the estimated timing in which milestones are achieved, and the discount rate used to estimate the fair value. Contingent consideration may change significantly as the Company’s revenue growth rate and EBITDA estimates evolve and additional data is obtained, impacting the Company’s assumptions. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on the results from operations and financial position. See Note 3, Mergers and Acquisitions, for further information on contingent consideration.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy input level:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Contingently returnable consideration	$—	$—	$3,197	$—	$—	$6,550
Liabilities
Contingent consideration	—	—	177,838	—	—	148,388
Total assets and liabilities measured at fair value	$—	$—	$181,035	$—	$—	$154,938
Contingently returnable consideration of $3.2 million and $3.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. Contingently returnable consideration of $3.3 million was recorded in Other non-current assets on the Consolidated Balance Sheets as of
December 31, 2025. Contingent consideration of $86.6 million and $55.9 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
Contingent consideration of $91.2 million and $92.5 million was recorded in Other non-current liabilities on the
Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2026	2025
Assets
Balance at beginning of period	$6,550	$5,483
Total gains included in earnings	178	1,354
Foreign currency translation adjustments included in OCI	(119)	200
Settlements	(3,412)	(1,927)
Balance at end of period	$3,197	$5,110
Liabilities
Balance at beginning of period	$148,388	$129,059
Newly established liabilities due to acquisitions	—	21,130
Total (gains) losses included in earnings	29,788	(10,356)
Foreign currency translation adjustments included in OCI	(30)	—
Settlements	(308)	(43,500)
Balance at end of period	$177,838	$96,333
For the three months ended March 31, 2026, $0.3 million and $3.1 million of contingently returnable consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash
Flows. For the three months ended March 31, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the three months ended March 31,
2026, contingent consideration settlements of $0.3 million and a de minimis amount are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the three months ended March 31,
2025, $18.3 million and $25.2 million of contingent consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
14.     Commitments and Contingencies
As an E&S and Admitted markets intermediary, the Company faces ordinary course of business E&O exposure. The
Company also has potential E&O risk if an insurance carrier with which Ryan Specialty placed coverage denies coverage for a claim or pays less than the insured believes is the full amount owed. The Company seeks to resolve, through commercial accommodations, certain matters to limit the economic exposure, including potential legal fees, and reputational risk created by E&O matters or disagreements between a carrier and the insured.
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $4.3 million and $3.2 million were recorded for outstanding matters as of March 31, 2026 and December 31, 2025, respectively.
Loss contingencies exclude the impact of any loss recoveries and are recognized within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company recognized the net impact of loss contingencies and any loss recoveries of $1.4 million and $1.6 million of E&O expense for the three months ended March 31, 2026 and 2025, respectively, in General and administrative expense on the Consolidated Statements of Income (Loss). The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity.
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
The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio. The carrying value of the Company’s equity method investment in RIH was $98.1 million and $92.7 million as of March 31, 2026 and December 31, 2025, respectively. RIH has committed to contribute additional capital to GRP over the next several years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.
Velocity Specialty Insurance Company
On May 1, 2025, the Company acquired a 9.9% interest in VSIC, an insurance carrier writing middle market and small to medium business risks in catastrophe exposed areas, for $16.6 million. As of March 31, 2026, the Company’s ownership of
VSIC decreased to 5.2% as a result of a capital contribution made by another investor in exchange for equity issued by
VSIC. A gain on ownership dilution of $0.7 million was recognized within Income from equity method investments on the
Consolidated Statements of Income (Loss) during the three months ended March 31, 2026. The Company will continue to account for its investment in VSIC under the equity method of accounting as the Company has the ability to exercise significant influence over VSIC primarily through board representation. The carrying value of the Company’s equity method investment in VSIC was $18.3 million and $17.3 million as of March 31, 2026 and December 31, 2025, respectively.
Other Related Parties
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.3 million due from Geneva Re under this agreement as of
March 31, 2026 and December 31, 2025, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.4 million for the three months ended March 31, 2026 and 2025. Receivables due from Geneva Re under this agreement were $0.4 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.
Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The

Company incurred expense of $2.9 million and $2.7 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had prepaid expenses of $3.5 million and $6.4 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the
Consolidated Balance Sheets.
Claims Management Agreement with VSIC
Velocity Claims, LLC (“Velocity Claims”) and Velocity, wholly owned subsidiaries of the Company, are party to a claims management agreement with VSIC under which Velocity Claims receives compensation equal to 1% of indemnity and expenses paid, net of subrogation, for each claim on which Velocity participates. Revenue recognized from this agreement was $0.1 million for the three months ended March 31, 2026. Receivables due from VSIC under this agreement were $0.1 million as of March 31, 2026 and December 31, 2025.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is one that Mr. Ryan indirectly owns, in which case the Company receives a discount and pays below market rates. Generally, the Company has been able to charter aircraft indirectly owned by Mr. Ryan and make use of this discount. The Company recognized expense related to business usage of the aircraft of
$0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was 13.80% and 108.60% for the three months ended
March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026, was lower than the 21% statutory rate primarily as result of the income attributable to the non-controlling interests. The effective tax rate for the three months ended March 31, 2025, was higher than the 21% statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of Velocity, which is described below, offset by a decrease related to the income attributable to the non-controlling interests.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2026, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $305.6 million and $310.1 million as of March 31, 2026 and December 31, 2025, respectively, on the Consolidated Balance Sheets. As of March 31,
2026, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized.
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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $460.8 million related to these benefits on the Consolidated
Balance Sheets as of March 31, 2026. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	1,146	116	585	1,847
Balance at March 31, 2026	$273,125	$77,465	$110,254	$460,844
During the three months ended March 31, 2026 and 2025, increases to the TRA liabilities of $1.8 million and $11.1 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity.
Other Comprehensive Income
The following table summarizes the tax effects on the components of OCI:

	Three Months Ended March 31,
	2026	2025
Gain on interest rate cap	$—	$(220)
Gain on interest rate cap reclassified to earnings	—	534
Foreign currency translation adjustments	1,641	(2,984)
Change in share of equity method investments’ other comprehensive income (loss)	(76)	462
17.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2025	$13,778	$67	$13,845
Other comprehensive income (loss) before reclassifications	(11,262)	518	(10,744)
Amounts reclassified to earnings	—	—	—
Other comprehensive income (loss)	$(11,262)	$518	$(10,744)
Less: Non-controlling interests	(6,592)	303	(6,289)
Balance at March 31, 2026	$9,108	$282	$9,390

	Gain on Interest Rate Cap		Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2024	$1,435		$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	(3,419)	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)		—	—	(3,419)
Other comprehensive income (loss)	$(2,005)		$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)		10,151	(1,594)	7,450
Balance at March 31, 2025	$537		$5,471	$(1,536)	$4,472
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
The CODM utilizes consolidated net income (loss) as the primary metric to monitor budget versus actual results, assess the performance of the business, and make decisions regarding resource allocation. The following table provides information about the Company’s revenue and includes a reconciliation to net income (loss):

	Three Months Ended March 31,
	2026	2025
Net commissions and fees	$782,903	$676,128
Fiduciary investment income	12,326	14,038
Total revenue	$795,229	$690,166

Compensation-related expense[1]	461,832	397,428
General and administrative expense[2]	101,365	92,237
Other segment items[3]	40,740	46,684

Depreciation and amortization	69,402	67,624
Change in contingent consideration	27,294	(14,042)
Interest income	(1,146)	(3,103)
Interest expense	54,879	57,611
Income from equity method investments	(5,531)	(4,937)
Other non-operating income	(711)	(377)
Income tax expense	6,508	55,430
Net income (loss)	$40,597	$(4,389)
1 Compensation-related expense includes salaries, commissions, bonus compensation, benefits, payroll taxes, and contractor costs, and excludes acquisition and restructuring related expenses and equity-based compensation.
2 General and administrative expense includes travel and entertainment, professional services, occupancy, IT related costs, and other operating costs, and excludes acquisition and restructuring related expenses.
3 Other segment items include acquisition and restructuring related expenses and equity-based compensation.

Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended March 31,
	2026	2025
United States	$742,598	$649,097
Foreign	52,631	41,069
Total revenue	$795,229	$690,166
The Company did not have material revenue from operations in any individual foreign country for the three months ended
March 31, 2026 or 2025. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
19.     Supplemental Financial Information
Interest Income
The Company earned interest income of $1.1 million and $3.1 million during the three months ended March 31, 2026 and
2025, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the
Consolidated Statements of Income (Loss).
Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Three Months Ended March 31,
	2026	2025
Cash paid (received) for:
Interest, net[1]	$71,609	$62,946
Income taxes, net of refunds	(2,063)	530
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$10,230	$8,443
Tax Receivable Agreement liabilities	1,847	11,090
Excise tax payable on net share repurchases	286	—
Dividend Equivalents and Declared Distributions liabilities	787	1,014
Contingent consideration liabilities	—	21,130
1 Interest paid is presented net of $4.0 million of cash received in connection with the Company’s interest rate cap for the three months ended March 31, 2025. See Note 11, Derivatives, for further information on the interest rate cap.
20.     Subsequent Events
The Company has evaluated subsequent events through May 1, 2026, and has concluded that no events have occurred that require disclosure other than the events listed below.
On April 30, 2026, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share of outstanding
Class A common stock. The quarterly dividend will be payable on May 26, 2026, to shareholders of record of Class A common stock as of the close of business on May 12, 2026. Any future dividends will be subject to the approval of the
Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended
December 31, 2025, which was filed with the SEC on February 13, 2026. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Information Concerning Forward-Looking Statements.”
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three months ended March 31, 2026 and 2025, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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

Empower Program
In the first quarter of 2026, we initiated a three-year restructuring program (the “Empower Program”) that will streamline our brokerage, binding, and underwriting operations, optimize our scale, accelerate our data and technology strategies, and enhance efficiencies across all of our Specialties. The program is estimated to result in approximately $160 million of cumulative one-time charges through 2028, funded through operating cash flow, and is expected to generate annual savings of approximately $80 million in 2029. Actions taken under the Empower Program are expected to be completed by the end of 2028. Restructuring costs will primarily be included in General and administrative expense, relating to third-party professional services, technology and data initiatives, and other expenses. The remaining costs will be incurred through
Compensation and benefits expense, predominately relating to third-party contractor and other workforce-related costs.
We began recognizing costs associated with the restructuring plan in the first quarter of 2026. For the three months ended
March 31, 2026, we incurred restructuring and related costs of $5.9 million, which represent cumulative costs since the inception of the program. Of the cumulative $5.9 million expense, $3.4 million was incurred in general and administrative expense with the remaining being workforce-related costs. While the current results of the Empower Program are in line with expectations, changes to the total savings estimate and timing of the Empower Program may evolve as we continue to progress through the program and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.
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
The efficiencies we gain through the Empower Program are expected to allow us to continue making strategic investments in growth, top-tier talent, and de novo formations, and address the rapidly evolving needs of our clients.
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
Leverage the Growth of the Specialty and E&S Markets
The growing relevance of the specialty and E&S markets has been driven by the rapid emergence and sustained prevalence of large, complex, high-hazard, and otherwise hard-to-place risks across many lines of insurance. This trend continued in
2025, with $125 billion of insured catastrophe losses, driven by $52 billion of insured losses related to severe convective storms (“SCS”) with 19 SCS events that caused losses in excess of $1 billion, which together accounted for the third-
highest annual total for insured losses on record for SCS events, and over $41 billion in losses generated from California wildfires. The year also included floods in central Texas and the Mississippi valley, causing over 135 fatalities and over $3 billion in insured losses. Additionally, these risks include the potential for more severe hurricanes that occur with greater frequency, more devastating wildfires, more frequent flooding, escalating jury verdicts and social inflation, geographic shifts in population density, a proliferation of cyber threats, novel health risks, risks associated with large sports and entertainment venues, building and labor cost inflation relative to insured value, and the transformation of the economy to a
“digital first” mode of doing business. We believe that as the complexity of the specialty and E&S markets continues to escalate, wholesale brokers and managing underwriters that do not have sufficient scale, or the financial and intellectual capital to invest in the required specialty capabilities, will struggle to compete effectively. This will further the trend of market share consolidation among the wholesale firms that do have these capabilities. We will continue to invest in our intellectual capital to innovate and offer custom solutions and products to better address these evolving market fundamentals.
Although we believe this growth will continue, we recognize that the growth of the specialty and E&S markets might not be linear as risks can and do shift between the E&S, including the specialty market, and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. Beginning in the second half of 2024 and through the first quarter of 2026, the specialty and E&S markets experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created additional opportunities for retailers to place property coverage directly, and we believe the market dynamics exist for these factors to potentially continue throughout 2026.
Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investments in Geneva Re, Ltd through Ryan Investment Holdings, LLC and VSIC. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.
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
Interest Expense, Net
Interest expense, net consists of interest payable on indebtedness, amortization of the Company’s interest rate cap in 2025, imputed interest on contingent consideration, and amortization of deferred debt issuance costs, offset by interest income on the Company’s Cash and cash equivalents balances and payments received in relation to the interest rate cap, which expired at the end of 2025.

Other Non-Operating Income
For the three months ended March 31, 2026, Other non-operating income consisted of seller reimbursement of acquisition-
related retention incentives, sublease income, and forfeitures of vested equity awards. For the three months ended
March 31, 2025, Other non-operating income consisted of seller reimbursement of acquisition-related retention incentives and sublease income.
Income Tax Expense
Income tax expense includes tax on the Company’s allocable share of any net taxable income from the LLC, from certain state and local jurisdictions that impose taxes on partnerships, as well as earnings from our foreign subsidiaries and C-
Corporations subject to entity level taxation, and income tax expense recognized as a result of the Common Control
Reorganization (“CCR”) subsequent to the Velocity acquisition in the first quarter of 2025.
Non-Controlling Interests
Net income (loss) and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-average LLC Common Units outstanding during the period and is presented on the Consolidated Statements of
Income (Loss). Refer to “Note 8, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended March 31,		Change
(in thousands, except percentages and per share data)	2026	2025	$	%
Revenue
Net commissions and fees	$782,903	$676,128	$106,775	15.8%
Fiduciary investment income	12,326	14,038	(1,712)	(12.2)
Total revenue	$795,229	$690,166	$105,063	15.2%
Expenses
Compensation and benefits	495,176	430,289	64,887	15.1
General and administrative	108,761	106,060	2,701	2.5
Amortization	65,340	64,985	355	0.5
Depreciation	4,062	2,639	1,423	53.9
Change in contingent consideration	27,294	(14,042)	41,336	NM
Total operating expenses	$700,633	$589,931	$110,702	18.8%
Operating income	$94,596	$100,235	$(5,639)	(5.6%)
Interest expense, net	53,733	54,508	(775)	(1.4)
Income from equity method investments	(5,531)	(4,937)	(594)	12.0
Other non-operating income	(711)	(377)	(334)	88.6
Income before income taxes	$47,105	$51,041	$(3,936)	(7.7%)
Income tax expense	6,508	55,430	(48,922)	(88.3)
Net income (loss)	$40,597	$(4,389)	$44,986	NM
GAAP financial measures
Total revenue	$795,229	$690,166	$105,063	15.2%
Net commissions and fees	782,903	676,128	106,775	15.8
Compensation and benefits	495,176	430,289	64,887	15.1
General and administrative	108,761	106,060	2,701	2.5
Net income (loss)	40,597	(4,389)	44,986	NM
Compensation and benefits expense ratio (1)	62.3%	62.3%
General and administrative expense ratio (2)	13.7%	15.4%
Net income (loss) margin (3)	5.1%	(0.6%)
Earnings (loss) per share (4)	$0.14	$(0.22)
Diluted earnings (loss) per share (4)	$0.13	$(0.22)
Non-GAAP financial measures*
Organic revenue growth rate	11.8%	12.9%
Adjusted compensation and benefits expense	$461,832	$397,428	$64,404	16.2%
Adjusted compensation and benefits expense ratio	58.1%	57.6%
Adjusted general and administrative expense	$101,365	$92,237	$9,128	9.9%
Adjusted general and administrative expense ratio	12.7%	13.4%
Adjusted EBITDAC	$232,033	$200,501	$31,532	15.7%
Adjusted EBITDAC margin	29.2%	29.1%
Adjusted net income	$130,728	$107,839	$22,889	21.2%
Adjusted net income margin	16.4%	15.6%
Adjusted diluted earnings per share	$0.47	$0.39	$0.08	20.5%
NM represents “Not Meaningful.”
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(3)Net income (loss) margin is defined as Net income (loss) divided by Total revenue.
(4)See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.
*These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key
Performance Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Total Revenue
Total revenue increased by $105.1 million, or 15.2%, from $690.2 million to $795.2 million for the three months ended
March 31, 2026, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$76.4 million, or 11.0%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of the growing specialty and E&S markets and winning new business from competitors. We experienced moderate growth across the majority of our casualty lines driven by some rate moderation, offset by a moderate pullback across our property portfolio driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by strong new business generation. Growth in the quarter was strongest in our Underwriting Management Specialty, with growth across our three Specialties driven by an increase in the flow of risks into the specialty and E&S markets;
•$15.8 million, or 2.3%, of the period-over-period change in Total revenue was due to contingent commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees;
•$14.6 million, or 2.1%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Within acquisition revenue is a $0.6 million offset in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024 and a small MGU in 2025; and
•A decline of $1.7 million, or 0.2%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Wholesale Brokerage	$377,796	48.3%	$360,788	53.4%	$17,008	4.7%
Binding Authority	110,000	14.0	101,950	15.1	8,050	7.9
Underwriting Management	295,107	37.7	213,390	31.5	81,717	38.3
Total Net commissions and fees	$782,903		$676,128		$106,775	15.8%
Wholesale Brokerage Net commissions and fees increased by $17.0 million, or 4.7%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Binding Authority Net commissions and fees increased by $8.1 million, or 7.9%, period-over-period, primarily due to organic growth within the Specialty for the quarter as well as an increase in contingent commissions and contributions from the JM Wilson acquisition.
Underwriting Management Net commissions and fees increased by $81.7 million, or 38.3%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter, contributions from recent acquisitions, and an increase in contingent commissions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Net commissions and policy fees	$717,553	91.7%	$623,966	92.3%	$93,587	15.0%
Supplemental and contingent commissions	49,117	6.3	37,773	5.6	11,344	30.0
Loss mitigation and other fees	16,233	2.0	14,389	2.1	1,844	12.8
Total Net commissions and fees	$782,903		$676,128		$106,775	15.8%
Net commissions and policy fees grew 15.0%, in line with the overall net commissions and fee revenue growth of 15.8%, for the three months ended March 31, 2026, as compared to the same period in the prior year. The main drivers of this growth continue to be new business wins and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products as well as the inflow of risks from the Admitted market into the specialty and E&S markets, as well as contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions increased 30.0% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 12.8% period-over-period primarily due to increased capital markets activity, captive management and other risk management service fees from the placement of alternative risk insurance solutions as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $64.9 million, or 15.1%, from $430.3 million to $495.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The following were the principal drivers of this increase:
•$50.0 million of the increase was driven by (i) the addition of 588 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 6,144 full-time employees as of March 31, 2026, from 5,556 as of March 31, 2025;
•Commissions increased $14.7 million, or 8.1%, period-over-period, driven by the 4.7% increase in Wholesale
Brokerage and 7.9% increase in Binding Authority Net commissions and fees; and
•A $2.5 million increase in Restructuring and related expense due to the Empower Program initiated in the first quarter of 2026.
•The increases were partially offset by a $2.3 million decrease in Initial public offering related expense associated with the natural runoff of equity-based compensation expense as awards continue to vest.
The net impact of revenue growth and the factors above resulted in a consistent Compensation and benefits expense ratio of
62.3% in both periods.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense increased by $2.7 million, or 2.5%, from $106.1 million to $108.8 million for the three months ended March 31, 2026, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•$8.0 million of increased IT charges;
•A $1.1 million increase was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, occupancy, insurance, and foreign exchange; and
•A $3.4 million increase in Restructuring and related expense due to the Empower Program initiated in the first quarter of 2026.
•The increase was partially offset by a $9.8 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 1.7% from 15.4% to 13.7% period-over-period.
Amortization
Amortization expense increased by $0.3 million from $65.0 million to $65.3 million for the three months ended March 31,
2026, compared to the same period in the prior year. The main driver of the increase was the amortization of intangible assets from recent acquisitions. Our intangible assets decreased by $91.8 million period-over-period.
Interest Expense, Net
Interest expense, net decreased $0.8 million, or 1.4%, from $54.5 million to $53.7 million for the three months ended
March 31, 2026, compared to the same period in the prior year. The main driver of the decrease in Interest expense, net for the three months ended March 31, 2026, was a decrease in interest rates.
Other Non-Operating Income
Other non-operating income increased by $0.3 million from $0.4 million to $0.7 million for the three months ended
March 31, 2026. For the three months ended March 31, 2026, Other non-operating income consisted of $0.5 million of forfeitures of vested equity awards, $0.1 million of seller reimbursement of acquisition-related retention incentives, and
$0.1 million of sublease income. For the three months ended March 31, 2025, Other non-operating income consisted of
$0.3 million of seller reimbursement of acquisition-related retention incentives and $0.1 million of sublease income.
Income Before Income Taxes
Income before income taxes decreased $3.9 million from $51.0 million to $47.1 million for the three months ended
March 31, 2026, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense decreased $48.9 million from $55.4 million to $6.5 million for the three months ended March 31,
2026, compared to the same period in the prior year. The decrease was primarily a result of $48.1 million of deferred income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025.
The CCR was a one-time, non-cash income tax expense incurred at Ryan Specialty Holdings, Inc., and our federal and state tax rate, net of federal benefit, is unaffected.
Net Income (loss)
Net income (loss) increased $45.0 million from a loss of $4.4 million to income of $40.6 million for the three months ended March 31, 2026, compared to the same period in the prior year as a result of the factors described above.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Current period Net commissions and fees revenue	$782,903	$676,128
Less: Current period contingent commissions	(42,373)	(30,463)
Less: Revenue attributable to sold businesses	(13)	(146)
Net commissions and fees revenue excluding contingent commissions	$740,517	$645,519

Prior period Net commissions and fees revenue	$676,128	$537,887
Less: Prior year contingent commissions	(30,463)	(24,503)
Less: Revenue attributable to sold businesses	(657)	(539)
Prior period Net commissions and fees revenue excluding contingent commissions	$645,008	$512,845

Change in Net commissions and fees revenue excluding contingent commissions	$95,509	$132,674
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(15,246)	(67,155)
Impact of change in foreign exchange rates	(3,863)	430
Organic revenue growth (Non-GAAP)	$76,400	$65,949

Net commissions and fees revenue growth rate (GAAP)	15.8%	25.7%
Less: Impact of contingent commissions (1)	(1.0)	0.2
Net commissions and fees revenue excluding contingent commissions growth rate (2)	14.8%	25.9%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(2.4)	(13.1)
Impact of change in foreign exchange rates (4)	(0.6)	0.1
Organic Revenue Growth Rate (Non-GAAP)	11.8%	12.9%
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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Total revenue	$795,229	$690,166
Compensation and benefits expense	$495,176	$430,289
Acquisition-related expense	(3,411)	(3,479)
Acquisition related long-term incentive compensation	(9,287)	(8,331)
Restructuring and related expense	(2,465)	—
Amortization and expense related to discontinued prepaid incentives	(830)	(1,178)
Equity-based compensation	(14,309)	(14,569)
Initial public offering related expense	(3,042)	(5,304)
Adjusted compensation and benefits expense (1)	$461,832	$397,428
Compensation and benefits expense ratio	62.3%	62.3%
Adjusted compensation and benefits expense ratio	58.1%	57.6%
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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Total revenue	$795,229	$690,166
General and administrative expense	$108,761	$106,060
Acquisition-related expense	(3,990)	(13,823)
Restructuring and related expense	(3,406)	—
Adjusted general and administrative expense (1)	$101,365	$92,237
General and administrative expense ratio	13.7%	15.4%
Adjusted general and administrative expense ratio	12.7%	13.4%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be met in order to be earned. Restructuring and related expense consists of compensation and benefits, contractors, professional services, and license fees related to the Empower
Program, which was initiated at the beginning of 2026. The compensation and benefits expense includes severance as well as employment costs related to services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended March 31, 2026, Other non-operating income consisted of $0.5 million of forfeitures of vested equity awards, $0.1 million of seller reimbursement of acquisition-related retention incentives, and $0.1 million of sublease income. For the three months ended March 31, 2025, Other non-operating income consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.1 million of sublease income. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses consist of compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Total revenue	$795,229	$690,166
Net income (loss)	$40,597	$(4,389)
Interest expense, net	53,733	54,508
Income tax expense	6,508	55,430
Depreciation	4,062	2,639
Amortization	65,340	64,985
Change in contingent consideration (1)	27,294	(14,042)
EBITDAC	$197,534	$159,131
Acquisition-related expense	7,402	17,302
Acquisition related long-term incentive compensation	9,287	8,331
Restructuring and related expense	5,871	—
Amortization and expense related to discontinued prepaid incentives	830	1,178
Other non-operating income	(711)	(377)
Equity-based compensation	14,309	14,569
IPO related expenses	3,042	5,304
Income from equity method investments	(5,531)	(4,937)
Adjusted EBITDAC	$232,033	$200,501
Net income (loss) margin	5.1%	(0.6%)
Adjusted EBITDAC margin	29.2%	29.1%
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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Total revenue	$795,229	$690,166
Net income (loss)	$40,597	$(4,389)
Income tax expense	6,508	55,430
Amortization	65,340	64,985
Amortization of deferred debt issuance costs (1)	2,422	2,374
Change in contingent consideration	27,294	(14,042)
Acquisition-related expense	7,402	17,302
Acquisition related long-term incentive compensation	9,287	8,331
Restructuring and related expense	5,871	—
Amortization and expense related to discontinued prepaid incentives	830	1,178
Other non-operating income	(711)	(377)
Equity-based compensation	14,309	14,569
IPO related expenses	3,042	5,304
Income from equity method investments	(5,531)	(4,937)
Adjusted income before income taxes (2)	$176,660	$145,728
Adjusted income tax expense (3)	(45,932)	(37,889)
Adjusted net income	$130,728	$107,839
Net income (loss) margin	5.1%	(0.6%)
Adjusted net income margin	16.4%	15.6%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income (loss) are described in the definition of Adjusted EBITDAC to Net income (loss) in
“Adjusted EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three months ended March 31, 2026 and 2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the Company owned
100% of the LLC.
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

	Three Months Ended March 31,
	2026	2025
Earnings (loss) per share of Class A common stock – diluted	$0.13	$(0.22)
Less: Net income attributed to dilutive shares (1)	—	—
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.02	0.20
Plus: Adjustments to Adjusted net income (3)	0.33	0.43
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.02)
Adjusted diluted earnings per share	$0.47	$0.39

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	137,341	125,420
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	134,476	136,064
Plus: Dilutive impact of unvested equity awards (4)	6,824	17,783
Adjusted diluted earnings per share diluted share count	278,641	279,267
(1)Adjustment removes the impact of Net income attributed to dilutive awards to arrive at Net income (loss) attributable to
Ryan Specialty Holdings, Inc. For the three months ended March 31, 2026, this removes $0.2 million of Net income on
137.3 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10,
Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the three months ended March 31, 2026 and 2025, this includes $23.0 million and $23.3 million of Net income, respectively, on 271.8 million and 261.5 million Weighted-average shares of Class A common stock outstanding -
diluted, respectively. See “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income (loss) in “Adjusted Net Income and Adjusted Net Income Margin” on 271.8 million and 261.5 million
Weighted-average shares of Class A common stock outstanding - diluted for the three months ended March 31, 2026 and 2025, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of unvested equity awards as well as outstanding vested options and vested Class C Incentive Units is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was
$0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings (Loss) Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended March 31, 2026 and 2025, 6.8 million and 17.8 million shares were added to the calculation,
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

On February 12, 2026, our Board declared a regular quarterly dividend of $0.13 per share on our outstanding Class A common stock. $0.07 of the regular quarterly dividend was funded by current and prior tax distributions from the LLC that are in excess of both the corporate income taxes payable by the Company as well as the Company’s obligations pursuant to the Tax Receivable Agreement. The remaining $0.06 of the regular quarterly dividend was funded by free cash flow from the LLC and paid to all holders of the Class A common stock and LLC Common Units.
On February 12, 2026, our Board approved a share repurchase program that authorizes the Company to repurchase up to
$300 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, as accelerated share repurchases, or in any other manner that complies with the applicable securities law. The timing of repurchases and the number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to repurchase any shares under the program and the program may be suspended or discontinued at any time without notice.
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
To minimize counterparty investment risk, we maintain cash holdings pursuant to a fiduciary holdings policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,330.2 million and $1,108.3 million as of March 31, 2026 and 2025, respectively, and fiduciary receivables of
$3,434.1 million and $2,780.4 million as of March 31, 2026 and 2025, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the
$154.7 million of Cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2026, $104.5 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.
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
On September 13, 2024, the Company entered into the Seventh Amendment to the Credit Agreement, which refinanced the existing Term Loan in the aggregate principal amount of $1,588.1 million outstanding as of June 30, 2024, and increased the size of the Term Loan by $111.9 million to $1,700.0 million as of September 30, 2024. In addition to increasing the size of the Term Loan, the Seventh Amendment reduced the applicable interest rate of the Term Loan from Adjusted Term
SOFR plus a margin of 2.75% to Adjusted Term SOFR plus a margin of 2.25% and lowered the 75 basis point floor on
Adjusted Term SOFR to a 0 basis point floor. In August 2025, Moody's Ratings upgraded the Company's credit rating from
B1 to Ba3. As a result, the applicable interest rate on the Company's Term Loan decreased from Adjusted Term SOFR +
2.25% to Adjusted Term SOFR + 2.00%.
On September 19, 2024, the LLC issued $600.0 million of 8-year Senior Secured Notes. On December 9, 2024, the LLC issued an additional $600.0 million of its 2032 Senior Secured Notes as “additional notes” under a supplement to the indenture dated as of September 2024. All of the 2032 Senior Secured Notes carry a 5.875% interest rate and will mature on August 1, 2032.
As of March 31, 2026, the interest rate on the Term Loan was 2.00% plus Adjusted Term SOFR.
As of March 31, 2026, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the three months ended March 31, 2026.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of March 31, 2026, will be $460.8 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA
(e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	1,146	116	585	1,847
Accrued interest	—	—	—	—
Balance at March 31, 2026	$273,125	$77,465	$110,254	$460,844
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of March 31, 2026, were
$542.2 million consisting of (i) Exchange Tax Attributes of $321.3 million, (ii) Pre-IPO M&A Tax Attributes of $91.1 million, and (iii) TRA Payment Tax Attributes of $129.7 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025
Cash and cash equivalents decreased $48.9 million from $203.5 million at March 31, 2025, to $154.7 million at March 31,
2026. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2026, were $167.4 million, an increase of
$24.6 million compared to the three months ended March 31, 2025. The primary drivers behind the increase in cash flows used in operating activities were an increase in Commissions and fees receivable - net of $60.7 million, a decrease in
Deferred income tax expense from common control reorganizations of $48.1 million related to the Velocity acquisition in the first quarter of 2025, and an increase of $9.7 million in Accrued interest liability. These uses of operating cash flow were offset by an increase in Other current and non-current assets and liabilities of $48.6 million and an increase of $45.0 million in Net income (loss).
Cash Flows From Investing Activities
Cash flows used for investing activities during the three months ended March 31, 2026, were $13.3 million, a decrease of
$559.8 million compared to the $573.0 million of cash flows used for investing activities during the three months ended
March 31, 2025. The main driver of the cash flows used for investing activities during the three months ended March 31,
2026, was $13.3 million of Capital expenditures, compared to $555.6 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity and $16.7 million of Capital expenditures for the three months ended
March 31, 2025.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2026, were $86.3 million, a decrease of $250.6 million compared to cash flows provided by financing activities of $336.8 million during the three months ended
March 31, 2025. The main driver of cash flows provided by financing activities during the three months ended March 31,
2026, were Borrowings on Revolving Credit Facility (net of repayments) of $245.6 million. The increase was offset by a
Net change in fiduciary liabilities of $92.2 million, Repurchases of Class A common stock of $40.0 million, Class A common stock dividends and Dividend Equivalents paid of $16.8 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $8.1 million, and $4.3 million of Repayment of term debt. The main drivers of cash flows provided by financing activities during the three months ended March 31, 2025, were Borrowings on Revolving
Credit Facility (net of repayments) of $424.1 million offset by a Net change in fiduciary liabilities of $36.1 million,
Payment of contingent consideration of $25.2 million, Class A common stock dividends and Dividend Equivalents paid of
$15.1 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $6.8 million,
Repayment of term debt of $4.3 million, and Debt issuance costs paid of $1.5 million.

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
The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of
$8.6 million and $57.9 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of March 31, 2026, and $5.5 million and $40.5 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of March 31,
2025. The timing of when employees elect to make withdrawals from the deferred compensation plan is uncertain.
However, employees are not allowed to make a withdrawal for three years from the deferral date and must withdraw all deferred compensation balances within ten years of the deferral date.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of March 31, 2026, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	March 31, 2026
Current accrued compensation	$8,054
Non-current accrued compensation	23,252
Total liability	$31,306
Projected future expense	39,580
Total projected future cash outflows	$70,886

Projected Future Cash Outflows
(in thousands)
2026	$10,794
2027	8,983
2028	32,616
2029	10,884
Thereafter	$7,609
Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
March 31, 2026, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	March 31, 2026
Current accounts payable and accrued liabilities	$86,625
Other non-current liabilities	91,213
Total liability	$177,838
Projected future expense	8,477
Total projected future cash outflows	$186,315

Projected Future Cash Outflows
(in thousands)
2026	$87,235
2027	91,091
2028	4,926
2029	2,896
Thereafter	$167
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026. Additionally, the changes, if any, to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, are included in “Note 1, Basis of Presentation,” to our unaudited consolidated financial statements.
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
Foreign Currency Risk
For the three months ended March 31, 2026, approximately 7% of revenues were generated from activities in the United
Kingdom, Europe, Canada, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Canadian Dollar, Indian Rupee, Singapore Dollar,
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.
Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of March 31, 2026, we had $1,678.8 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of March 31, 2026 and December 31, 2025, as determined based upon information available.
Based on the below balances as of March 31, 2026, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at March 31, 2026	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$154,650	$(1,547)	$1,547
Term Loan principal outstanding (1)	1,678,800	16,788	(16,788)
Net exposure to Interest expense, net		$15,242	$(15,242)

Cash and cash equivalents held in a fiduciary capacity	$1,330,238	$13,302	$(13,302)
Net exposure to Fiduciary investment income		$13,302	$(13,302)

Impact to Net income (loss)		$(1,939)	$1,939
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our annual report on
Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities.
None
Purchases of Equity Securities by the Issuer.
The following table summarizes purchases of shares of our Class A Common Stock during the three months ended March
31, 2026, by the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share [1]		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
1/1/26 - 1/31/26	—	$—		—	$—
2/1/26 - 2/28/26	982,073	40.7301		982,073	260,000,036
3/1/26 - 3/31/26	—	—		—	260,000,036
TOTAL	982,073	$40.7301	$40.7301	982,073
1 Does not include commissions paid to repurchase shares.
2 On February 10, 2026, the Board of Directors approved an open-ended $300 million share repurchase program, which was publicly announced on February 12, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2026, Mark S. Katz, Executive Vice President, General Counsel and Corporate
Secretary, adopted on March 05, 2026, a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of
Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a
“10b5-1 Plan”) to sell (i) up to 5,500 shares of the Company’s Class A common stock that are issuable upon conversion of
LLC Common Units and (ii) a number of shares of Class A common stock issuable upon conversion of up to 70,000 Class
C Incentive Units of New LLC (the “Class C Units”), between the first potential sale date of June 4, 2026, and the expiration of his 10b5-1 Plan on June 1, 2027. The Class C Units are profits interests with a participation threshold, as of
March 31, 2026, of $23.08. Pursuant to the terms of the award agreement for the Class C Units, the participation threshold is adjusted downward for distributions that the LLC makes to the Company. When the value of the Class A common stock exceeds the participation threshold of the Class C Units, the vested profits interests may be exchanged for LLC Common
Units of equal value where the value of each Class C Unit is equal to the difference between the 20-day volume weighted average price of the Class A common stock immediately preceding the date of exchange and the participation threshold. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock of the

Company. For more information regarding Class C Incentive Units of New LLC and applicable participation threshold information, see “Note 9, Equity-Based Compensation” of the unaudited quarterly consolidated financial statements included herein.

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

10.17
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

10.18
Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty,
LLC, dated as of July 5, 2023, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 03, 2023).

10.19
First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of
New Ryan Specialty, LLC, dated as of April 30, 2024, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly
Report on Form 10-Q filed on August 02, 2024).

10.20	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

19.1	Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023, (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on February 21, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: May 1, 2026	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)