Form 10-Q
period 2026-06-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2026-07-31
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On July 27, 2026, the Registrant had 255,814,785 shares of common stock outstanding, consisting of 122,077,702 shares of Class A common stock,
$0.001 par value, and 133,737,083 shares of Class B common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Net commissions and fees	$902,728	$840,857	$1,685,631	$1,516,985
Fiduciary investment income	13,919	14,313	26,245	28,351
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
EXPENSES
Compensation and benefits	531,617	485,272	1,026,793	915,561
General and administrative	118,643	107,049	227,404	213,109
Amortization	64,387	69,668	129,727	134,653
Depreciation	4,133	2,888	8,195	5,527
Change in contingent consideration	17,551	(759)	44,845	(14,801)
Total operating expenses	$736,331	$664,118	$1,436,964	$1,254,049
OPERATING INCOME	$180,316	$191,052	$274,912	$291,287
Interest expense, net	56,649	58,334	110,382	112,842
Income from equity method investments	(7,039)	(5,156)	(12,570)	(10,093)
Other non-operating loss (income)	(25)	143	(736)	(234)
INCOME BEFORE INCOME TAXES	$130,731	$137,731	$177,836	$188,772
Income tax expense	22,350	13,026	28,858	68,456
NET INCOME	$108,381	$124,705	$148,978	$120,316
Net income attributable to non-controlling interests, net of tax	66,066	72,729	89,017	95,982
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$42,315	$51,976	$59,961	$24,334
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.34	$0.41	$0.47	$0.19
Diluted	$0.33	$0.38	$0.45	$0.18
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	125,272,674	126,481,643	127,312,923	125,953,583
Diluted	131,325,657	274,144,981	134,322,105	138,166,545
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$108,381	$124,705	$148,978	$120,316
Net income attributable to non-controlling interests, net of tax	66,066	72,729	89,017	95,982
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$42,315	$51,976	$59,961	$24,334
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	—	832	—	1,459
Gain on interest rate cap reclassified to earnings	—	(1,161)	—	(2,686)
Foreign currency translation adjustments	(582)	10,436	(5,252)	18,917
Change in share of equity method investments’ other comprehensive income (loss)	(744)	776	(529)	(539)
Total other comprehensive income (loss), net of tax	$(1,326)	$10,883	$(5,781)	$17,151
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$40,989	$62,859	$54,180	$41,485
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,119	$158,322
Commissions and fees receivable – net	697,564	488,951
Fiduciary cash and receivables	5,709,568	4,298,920
Prepaid incentives – net	15,560	13,550
Other current assets	79,758	100,437
Total current assets	$6,642,569	$5,060,180
NON-CURRENT ASSETS
Goodwill	3,215,684	3,225,021
Customer relationships	1,373,379	1,496,885
Other intangible assets	127,132	119,621
Prepaid incentives – net	27,968	27,849
Equity method investments	121,680	109,982
Property and equipment – net	64,554	69,461
Lease right-of-use assets	126,931	130,480
Deferred tax assets	256,595	310,138
Other non-current assets	10,143	14,554
Total non-current assets	$5,324,066	$5,503,991
TOTAL ASSETS	$11,966,635	$10,564,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$340,815	$284,403
Accrued compensation	484,505	519,251
Operating lease liabilities	27,906	25,987
Tax Receivable Agreement liabilities	30,343	—
Short-term debt and current portion of long-term debt	62,466	60,187
Fiduciary liabilities	5,709,568	4,298,920
Total current liabilities	$6,655,603	$5,188,748
NON-CURRENT LIABILITIES
Accrued compensation	82,658	70,096
Operating lease liabilities	146,505	153,089
Long-term debt	3,570,689	3,291,462
Tax Receivable Agreement liabilities	433,317	458,997
Deferred tax liabilities	45,624	49,834
Other non-current liabilities	16,094	97,894
Total non-current liabilities	$4,294,887	$4,121,372
TOTAL LIABILITIES	$10,950,490	$9,310,120
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 121,430,732 and 129,603,426 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	121	130
Class B common stock ($0.001 par value; 984,502,112 shares authorized and 134,111,822 shares issued and outstanding at June 30, 2026; 1,000,000,000 shares authorized and 134,508,885 shares issued and outstanding at December 31, 2025)	134	135
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	355,762	513,610
Retained earnings	145,333	120,353
Accumulated other comprehensive income	8,064	13,845
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$509,414	$648,073
Non-controlling interests	506,731	605,978
Total stockholders’ equity	$1,016,145	$1,254,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,966,635	$10,564,171
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,978	$120,316
Adjustments to reconcile net income to cash flows provided by operating activities:
Income from equity method investments	(12,570)	(10,093)
Amortization	129,727	134,653
Depreciation	8,195	5,527
Prepaid and deferred compensation expense	18,358	23,418
Non-cash equity-based compensation	38,740	39,798
Amortization of deferred debt issuance costs	4,856	4,760
Amortization of interest rate cap premium	—	3,477
Deferred income tax expense	20,285	9,502
Deferred income tax expense from common control reorganization	—	47,978
Loss on Tax Receivable Agreement	380	356
Impairment of internally-developed software	11,982	—
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(210,425)	(98,353)
Accrued interest liability	358	9,771
Other current and non-current assets	21,402	36,646
Other current and non-current liabilities	(54,648)	(116,996)
Total cash flows provided by operating activities	$125,618	$210,760
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	—	(565,133)
Capital expenditures	(30,432)	(36,546)
Equity method investment in VSIC	—	(16,637)
Asset acquisitions	(1,556)	(664)
Total cash flows used in investing activities	$(31,988)	$(618,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Revolving Credit Facility	895,574	680,536
Repayments on Revolving Credit Facility	(610,882)	(492,788)
Debt issuance costs paid	—	(2,889)
Repayment of term debt	(8,500)	(8,500)
Receipt of contingently returnable consideration	3,140	1,927
Payment of contingent consideration	(21,960)	(29,252)
Tax distributions to non-controlling LLC Unitholders	(17,953)	(34,814)
Receipt of taxes related to net share settlement of equity awards	7,589	12,791
Taxes paid related to net share settlement of equity awards	(7,322)	(14,688)
Class A common stock dividends and Dividend Equivalents paid	(33,741)	(30,510)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(16,153)	(13,580)
Repurchases of Class A common stock	(300,182)	—
Payments related to Ryan Re preferred units	—	(167)
Net change in fiduciary liabilities	200,640	166,304
Total cash flows provided by financing activities	$90,250	$234,370
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(5,465)	11,807
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$178,415	$(162,043)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Beginning balance	1,584,470	1,680,805
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Ending balance	$1,762,885	$1,518,762
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$140,119	$172,589
Cash and cash equivalents held in a fiduciary capacity	1,622,766	1,346,173
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,762,885	$1,518,762
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	129,603,426	$130	134,508,885	$135	$513,610	$120,353	$13,845	$605,978	$1,254,051
Net income	—	—	—	—	—	17,646	—	22,951	40,597
Issuance of common stock	103,661	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	176,484	—	(157,236)	(1)	296	—	—	(295)	—
Cash and common stock clawbacks related to vested equity awards	(34,041)	—	—	—	(341)	—	—	187	(154)
Repurchase and retirement of common stock	(982,073)	(1)	—	—	(20,870)	—	—	(19,434)	(40,305)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(17,471)	—	—	(17,471)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(8,177)	(8,177)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(4,115)	—	—	(933)	(5,048)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(11,046)	(11,046)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	215	303	518
Foreign currency translation adjustments	—	—	—	—	—	—	(4,670)	(6,592)	(11,262)
Equity-based compensation	—	—	—	—	17,441	—	—	(90)	17,351
Balance at March 31, 2026	128,867,457	$129	134,351,649	$134	$506,021	$120,528	$9,390	$582,852	$1,219,054
Net income	—	—	—	—	—	42,315	—	66,066	108,381
Issuance of common stock	474,024	—	6,130	—	—	—	—	—	—
Exchange of LLC equity for common stock	245,957	—	(245,957)	—	377	—	—	(377)	—
Common stock clawbacks related to vested equity awards	(27,244)	—	—	—	(94)	—	—	—	(94)
Repurchase and retirement of common stock	(8,129,462)	(8)	—	—	(133,920)	—	—	(128,593)	(262,521)
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(73)	—	—	—	(73)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(17,510)	—	—	(17,510)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(8,149)	(8,149)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(33,185)	—	—	—	(33,185)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(7,329)	(7,329)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	(744)	(1,110)	(1,854)
Foreign currency translation adjustments	—	—	—	—	—	—	(582)	(1,382)	(1,964)
Equity-based compensation	—	—	—	—	16,636	—	—	4,753	21,389
Balance at June 30, 2026	121,430,732	$121	134,111,822	$134	$355,762	$145,333	$8,064	$506,731	$1,016,145
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313
Net income	—	—	—	—	—	51,976	—	72,729	124,705
Issuance of common stock	432,507	—	1,437	—	—	—	—	—	—
Exchange of LLC equity for common stock	643,992	1	(550,817)	(1)	1,112	—	—	(1,112)	—
Forfeiture of common stock	(1,233)	—	—	—	—	—	—	—	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(214)	—	—	(450)	(664)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,962)	—	—	(15,962)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(6,907)	(6,907)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	1,297	—	—	—	1,297
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(25,905)	(25,905)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	776	799	1,575
Loss on interest rate cap, net	—	—	—	—	—	—	(329)	(682)	(1,011)
Foreign currency translation adjustments	—	—	—	—	—	—	10,436	17,347	27,783
Equity-based compensation	—	—	—	—	18,476	—	—	1,449	19,925
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
June 30, 2026, the Company owned 47.5% of the outstanding LLC Common Units.
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

2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wholesale Brokerage	$498,802	$477,165	$876,598	$837,953
Binding Authority	100,170	94,524	210,170	196,474
Underwriting Management	303,756	269,168	598,863	482,558
Total Net commissions and fees	$902,728	$840,857	$1,685,631	$1,516,985
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements, medical stop loss business, and multi-year structured solutions business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $87.0 million and $65.4 million as of
June 30, 2026 and December 31, 2025, respectively. The contract liability balance related to deferred revenue, which is included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $7.3 million and $10.0 million as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026,
$4.0 million and $8.1 million, respectively, of the contract liabilities outstanding as of December 31, 2025, were recognized as revenue.
3.      Mergers and Acquisitions
There were no material acquisitions completed during the six months ended June 30, 2026.
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
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd., an MGU
specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada, for
$124.3 million of cash consideration and $8.1 million of the Company’s Class A common stock. During the six months ended June 30, 2026, a measurement period adjustment related to net working capital of $1.3 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets.

The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions completed during the six months ended June 30, 2025, of $3.3 million and $9.5 million during the three and six months ended June 30, 2025, respectively, in General and administrative expense on the
Consolidated Statements of Income. The Company recognized aggregate revenue of $41.7 million and $55.4 million related to these acquisitions from their respective acquisition dates during the three and six months ended June 30, 2025, respectively. Estimated tax deductible goodwill of $14.4 million was generated as a result of these acquisitions.
Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions completed during the six months ended June 30, 2025, occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenue	$857,077	$1,560,684
Net income	133,289	180,466
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
fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the
Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in contingent consideration	$17,551	$(759)	$44,845	$(14,801)
Interest expense, net	2,265	1,655	4,581	3,987
Total	$19,816	$896	$49,426	$(10,814)
As of June 30, 2026, the aggregate amount of maximum consideration related to acquisitions was $545.2 million of contingent consideration and $6.6 million of contingently returnable consideration.

4.      Restructuring
During the first quarter of 2026, the Company initiated the Empower program to streamline the Company’s brokerage, binding, and underwriting operations, optimize scale, accelerate data and technology strategies, and enhance efficiencies across all of the Company’s Specialties. The restructuring plan is expected to incur total restructuring costs of $160.0 million, including $115.0 million related to business platform optimization and $45.0 million related to compensation and benefits, through December 31, 2028, and to generate annual savings of approximately $80.0 million in 2029. Business platform optimization includes expenses related to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software.
Compensation and benefits includes severance as well as employment costs for services rendered between the notification and termination dates and other termination payments. The following table presents the restructuring expense incurred:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Business platform optimization	$26,129	$30,040
Compensation and benefits	7,189	7,855
Total	$33,318	$37,895
For the three and six months ended June 30, 2026, the Company recognized restructuring expenses of $11.6 million and
$13.6 million, respectively, including contractor costs, in Compensation and benefits, and $21.7 million and $24.3 million, respectively, in General and administrative expense on the Consolidated Statements of Income. General and administrative expense recognized during the three and six months ended June 30, 2026, included $12.0 million related to the impairment of internally-developed software.
The following table presents a summary of changes in the restructuring liability:

	Business Platform Optimization	Compensation and Benefits	Total
Balance at January 1, 2026	$—	$—	$—
Charges	43,209	7,855	51,064
Payments	(18,200)	(3,600)	(21,800)
Non-cash adjustments	(11,982)	—	(11,982)
Balance at June 30, 2026	$13,027	$4,255	$17,282
Charges in the table above include both costs expensed and capitalized during the period. As of June 30, 2026, $6.3 million of the restructuring liability was included in Accounts payable and accrued liabilities, and $10.3 million and $0.7 million was included in Current Accrued compensation and Non-current Accrued compensation, respectively, on the Consolidated
Balance Sheets.
5.      Receivables and Other Current Assets
Receivables
The Company had receivables of $697.6 million and $489.0 million outstanding as of June 30, 2026 and December 31,
2025, respectively, which were recognized within Commissions and fees receivable – net on the Consolidated Balance
Sheets. Commission and fees receivable is net of an allowance for expected credit losses. The Company’s allowance for expected credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$4,413	$3,394	$4,095	$3,018
Write-offs	(502)	(1,076)	(2,085)	(2,211)
Increase in provision	702	1,388	2,603	2,899
Balance at end of period	$4,613	$3,706	$4,613	$3,706

Other Current Assets
Major classes of other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$56,636	$62,995
Other current receivables	23,122	37,442
Total Other current assets	$79,758	$100,437
Other current receivables contain service receivables from Geneva Re, Ltd (“Geneva Re”) and Velocity Specialty
Insurance Company (“VSIC”). See Note 15, Related Parties, for further information regarding related parties.
6.      Leases
The Company has operating leases with various terms through February 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease costs
Operating lease costs	$9,126	$8,555	$17,829	$16,860
Short-term lease costs
Operating lease costs	168	548	369	1,054
Sublease income	(140)	(157)	(278)	(265)
Lease costs – net	$9,154	$8,946	$17,920	$17,649

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases			$19,571	$16,876
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			8,976	11,985
Amortization of right-of-use assets for operating leases			13,018	12,072
Weighted-average discount rate (percent)
Operating leases			5.5%	5.4%
Weighted-average remaining lease term (years)
Operating leases			6.4	7.2

7.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	June 30, 2026	December 31, 2025
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.00%, matures September 13, 2031	$1,653,195	$1,659,629
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	403,196	402,677
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,211,125	1,209,908
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	358,345	74,062
Premium financing notes
Commercial notes, periodic interest and principal payments, 4.75%, expire March 15, 2027	563	—
Commercial notes, periodic interest and principal payments, 4.75%, expire May 15, 2027	6,731	—
Commercial notes, periodic interest and principal payments, 5.25%, expired May 1, 2026	—	2,519
Commercial notes, periodic interest and principal payments, 5.25%, expired June 1, 2026	—	499
Commercial notes, periodic interest and principal payments, 5.25%, expired June 21, 2026	—	2,355
Total debt	$3,633,155	$3,351,649
Less: Short-term debt and current portion of long-term debt	(62,466)	(60,187)
Long-term debt	$3,570,689	$3,291,462
Term Loan
As of June 30, 2026, $1,674.5 million of the Term Loan principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $21.6 million. As of December 31, 2025, $1,683.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were
$23.6 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of June 30, 2026 and December 31, 2025.
Due to the nature of the instrument, the deferred issuance costs related to the facility of $6.5 million and $7.5 million as of
June 30, 2026 and December 31, 2025, respectively, were included in Other non-current assets on the Consolidated
Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $1,042.9 million as of June 30, 2026, as the facility was drawn on by $357.1 million. The commitments available to be borrowed under the
Revolving Credit Facility were $1,326.8 million as of December 31, 2025, as the facility was drawn on by $73.2 million.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25%-0.50%. As of June 30, 2026 and
December 31, 2025, the Company accrued $0.6 million and $0.8 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated Balance
Sheets. As of June 30, 2026 and December 31, 2025, accrued interest on the facility was $0.7 million and $0.1 million, respectively.

Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of June 30, 2026 and December 31, 2025,
accrued interest on the notes was $7.3 million, and the related unamortized deferred issuance costs were $4.1 million and
$4.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of June 30, 2026 and December 31, 2025, accrued interest on the notes was $29.4 million, and the related unamortized deferred issuance costs, including discount, were $18.3 million and $19.5 million, respectively.
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
Preferred Stock
There were no shares of preferred stock outstanding as of June 30, 2026 or December 31, 2025. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Share Repurchase Program
On February 10, 2026, the Company’s Board of Directors approved a share repurchase program that authorizes the
Company to repurchase up to $300.0 million of its outstanding Class A common stock. On May 21, 2026, the Company’s
Board of Directors authorized a $300.0 million increase to the Company’s share repurchase program. Authorized amounts exclude broker commissions. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, as accelerated share repurchases, or in any other manner that complies with the applicable securities law. The timing of purchases and number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to purchase any shares under the program and the program may be suspended or discontinued at any time without notice.
During the six months ended June 30, 2026, the Company repurchased and subsequently retired 9,111,535 shares of its
Class A common stock in open market transactions for an aggregate purchase price of $300.2 million, inclusive of broker commissions and exclusive of excise taxes. As of June 30, 2026, $300.0 million remained available for repurchases under the program.
Dividends
During the three months ended June 30, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per share on the Company’s outstanding Class A common stock. During the six months ended June 30,
2026, $33.2 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of June 30, 2026 and December 31, 2025, the Company owned 47.5% and 49.1%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 52.5% and 50.9%, respectively, of the economic interests in the LLC.
Weighted-average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) (“OCI”) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage was 51.9% and 51.8% for the three months ended June 30, 2026 and 2025, respectively, and 51.5% and 51.7% for the six months ended June 30, 2026 and 2025, respectively.
During the three months ended June 30, 2026, the Company declared a regular quarterly cash distribution of $0.06 per unit on the LLC’s outstanding LLC Common Units. During the six months ended June 30, 2026, $16.1 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
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
Incentive RSUs
Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 5 years from the grant date, over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4 and 5, or over 7 years from the grant date, with
20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Six Months Ended June 30, 2026
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,046,961	$23.22	2,553,441	$49.49
Granted	—	—	2,506,554	39.66
Vested	(21,668)	23.25	(407,560)	42.75
Forfeited	(15,624)	23.09	(37,040)	48.39
Unvested at end of period	2,009,669	$23.23	4,615,395	$44.76
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
vesting in each of years 3, 4 and 5 or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Six Months Ended June 30, 2026
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,393,326	66,667	271,247	$44.34
Granted	—	—	1,787,446	29.66
Exercised	(137,174)	(13,332)	(2,553)	34.39
Forfeited or expired	(34,932)	—	(1,215)	34.39
Outstanding at end of period	3,221,220	53,335	2,054,925	$31.59
1 As the Reload and Staking Options were one-time grants at the IPO, the weighted-average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair value of Incentive Options granted during the six months ended June 30, 2026, was determined using the Black-
Scholes option pricing model with the following assumptions:

Incentive Options
Volatility	35.0%
Time to maturity (years)	7.0
Risk-free rate	4.2%
Dividend yield	1.8%
Fair value per option	$10.82
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
As of June 30, 2026, there were 2,120,226 and 118,673 exercisable Reload and Incentive Options, respectively, and no exercisable Staking Options. The aggregate intrinsic values and weighted-average remaining contractual terms of Stock
Options outstanding and exercisable as of June 30, 2026, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding	$45,935
Reload Options exercisable	30,234
Staking Options outstanding	761
Staking Options exercisable	—
Incentive Options outstanding	14,874
Incentive Options exercisable	255
Weighted-average remaining contractual term (in years):
Reload Options outstanding	4.9
Reload Options exercisable	4.9
Staking Options outstanding	4.2
Staking Options exercisable	—
Incentive Options outstanding	9.1
Incentive Options exercisable	3.8
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

	Six Months Ended June 30, 2026
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,138,946	$25.10	638,648	$44.89
Granted	—	—	—	—
Vested	—	—	(84,527)	40.39
Forfeited	—	—	—	—
Unvested at end of period	1,138,946	$25.10	554,121	$45.55
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
from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Six Months Ended June 30, 2026
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	457,832	1,333,336	450,822	$36.86
Granted	—	—	—	—
Vested	—	—	(84,165)	36.94
Forfeited	—	—	—	—
Unvested at end of period	457,832	1,333,336	366,657	$36.69
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted-average participation threshold for these awards will be consistent across any type of movement. The weighted-average participation threshold for Reload and Staking Class C Incentive Units was $23.02 and $23.14 as of June 30, 2026 and December 31, 2025,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the six months ended June 30, 2026.
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

	Six Months Ended June 30, 2026
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,612,920	$27.73	487,218	$24.40
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(22,743)	27.53	—	—
Unvested at end of period	1,590,177	$27.74	487,218	$24.40
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”). The Director Stock Grants are fully vested upon grant. The Company granted 56,600 Director Stock Grants with a weighted-average grant date fair value of $34.74 and 23,230 Director Stock Grants with a weighted-average grant date fair value of $69.94 during the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the Company accrued $1.9 million and $0.2 million related to Dividend Equivalents and Declared
Distributions, respectively, in Accounts payable and accrued liabilities, and $4.8 million and $0.6 million related to
Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated Balance
Sheets. As of December 31, 2025, the Company accrued $1.1 million and $0.1 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.3 million and $0.6 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets.

Equity-Based Compensation Expense
The following table includes the equity-based compensation the Company recognized by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
IPO awards
IPO RSUs and Staking Options	$1,517	$2,415	$3,135	$5,081
IPO RLUs and Staking Class C Incentive Units	1,303	1,986	2,592	3,950
Incremental Restricted Stock and Reload Options	91	398	160	800
Incremental Restricted Common Units and Reload Class C Incentive Units	67	275	133	546
Pre-IPO incentive awards
Restricted Stock	—	158	—	322
Restricted Common Units	—	49	—	97
Post-IPO incentive awards
Incentive RSUs	13,848	7,933	23,461	16,767
Incentive RLUs	1,587	1,863	3,430	3,876
Incentive Options	769	1,145	824	1,958
Class C Incentive Units	320	445	760	954
PSUs	1,687	2,355	3,443	3,438
PLUs	—	612	—	1,218
Other expense
Director Stock Grants	200	291	802	791
Total equity-based compensation expense	$21,389	$19,925	$38,740	$39,798
As of June 30, 2026, the unrecognized equity-based compensation expense and the related weighted-average remaining expense period, as applicable, related to the types of equity-based compensation awards described above were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
IPO RSUs	$14,477	4.0
Incentive RSUs	140,194	3.3
Reload Options	22	0.1
Incentive Options	18,657	4.0
PSUs	26,691	3.8
IPO RLUs	10,448	4.0
Incentive RLUs	8,205	2.0
Reload Class C Incentive Units	15	0.1
Staking Class C Incentive Units	2,963	4.0
Class C Incentive Units	2,749	2.8
Total unrecognized equity-based compensation expense	$224,421

10.     Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Ryan Specialty Holdings, Inc. by the weighted-
average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common
Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$108,381	$124,705	$148,978	$120,316
Less: Net income attributable to non-controlling interests	66,066	72,729	89,017	95,982
Net income attributable to Ryan Specialty Holdings, Inc.	$42,315	$51,976	$59,961	$24,334
Numerator:
Net income attributable to Class A common shareholders – basic	$42,315	$51,976	$59,961	$24,334
Add: Income attributed to dilutive shares	513	52,392	485	1,077
Net income attributable to Class A common shareholders – diluted	$42,828	$104,368	$60,446	$25,411
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	125,272,674	126,481,643	127,312,923	125,953,583
Add: Dilutive shares	6,052,983	147,663,338	7,009,182	12,212,962
Weighted-average shares of Class A common stock outstanding – diluted	131,325,657	274,144,981	134,322,105	138,166,545
Earnings per share
Earnings per share of Class A common stock – basic	$0.34	$0.41	$0.47	$0.19
Earnings per share of Class A common stock – diluted	$0.33	$0.38	$0.45	$0.18
The following numbers of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Conversion of non-controlling interest LLC Common Units[1]	134,190,303	—	134,332,209	135,803,993
Incentive RSUs	3,038,195	—	3,038,195	—
Incentive Options	2,054,925	—	2,054,925	—
Class C Incentive Units	495,822	—	495,822	—
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

For the three and six months ended June 30, 2025, the decreases of $2.8 million and $6.9 million, respectively, in the fair value of the interest rate cap was recognized in OCI. See Note 16, Income Taxes, for further information on the tax effects on OCI related to the interest rate cap. The location and gains (losses) related to the interest rate cap were recognized on the
Consolidated Statements of Income as follows:

	Income Statement Caption	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(3,477)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	3,980	7,933
Total impact of derivatives designated as hedging instruments		$2,241	$4,456
See Note 13, Fair Value Measurements, for information on the fair value of the interest rate cap.
12.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the six months ended June 30, 2026, with the exception of Cash and cash equivalents of $31.8 million, Other current assets of $6.9 million, Deferred tax assets of $255.4 million, Accounts payable and accrued liabilities of $4.5 million, Other non-
current liabilities of $4.8 million, and the entire balance of the Tax Receivable Agreement liabilities of $463.7 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of December 31, 2025,
Cash and cash equivalents of $22.5 million, Other current assets of $18.3 million, Deferred tax assets of $309.1 million,
Accounts payable and accrued liabilities of $1.1 million, Other non-current liabilities of $4.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $459.0 million on the Consolidated Balance Sheets were attributable solely to Ryan Specialty Holdings, Inc.
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of June 30,
2026 and December 31, 2025, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, and any current portion of such debt, was
$3,241.6 million and $3,308.4 million as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Term
Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy. See Note 7, Debt, for the carrying values of the Company’s debt.
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

Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of June 30, 2026, the models used risk-free rates, expected volatility, and a credit spread that ranged from 2.5% to 4.1%, 6.7% to 25.8%, and 0.6% to 2.4%, respectively. As of December 31, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 3.7%, 6.2% to 21.5%, and
0.8% to 2.7%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 4.7% to 6.5%
and 4.2% to 6.4% as of June 30, 2026 and December 31, 2025, respectively.
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

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Contingently returnable consideration	$—	$—	$3,140	$—	$—	$6,550
Liabilities
Contingent consideration	—	—	153,421	—	—	148,388
Total assets and liabilities measured at fair value	$—	$—	$156,561	$—	$—	$154,938
Contingently returnable consideration of $3.1 million and $3.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Contingently returnable consideration of $3.3 million was recorded in Other non-current assets on the Consolidated Balance Sheets as of
December 31, 2025. Contingent consideration of $142.7 million and $55.9 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
Contingent consideration of $10.7 million and $92.5 million was recorded in Other non-current liabilities on the
Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assets
Balance at beginning of period	$3,197	$5,110	$6,550	$5,483
Total gains (losses) included in earnings	(64)	(77)	114	1,277
Foreign currency translation adjustments included in OCI	7	307	(112)	507
Settlements	—	—	(3,412)	(1,927)
Balance at end of period	$3,140	$5,340	$3,140	$5,340
Liabilities
Balance at beginning of period	$177,838	$96,333	$148,388	$129,059
Newly established liabilities due to acquisitions	—	24,428	—	45,558
Total (gains) losses included in earnings	19,752	819	49,540	(9,537)
Foreign currency translation adjustments included in OCI	(24)	21	(54)	21
Settlements	(44,145)	(5,507)	(44,453)	(49,007)
Acquisition measurement period adjustments	—	(1,467)	—	(1,467)
Balance at end of period	$153,421	$114,627	$153,421	$114,627
For the six months ended June 30, 2026, $0.3 million and $3.1 million of contingently returnable consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the
six months ended June 30, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the six months ended June 30, 2026, contingent consideration settlements of $22.5 million and $22.0 million are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the six months ended June 30, 2025, $19.4 million and
$29.3 million of contingent consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $4.7 million and $3.2 million were recorded for outstanding matters as of June 30, 2026 and December 31, 2025, respectively.
Loss contingencies exclude the impact of any loss recoveries and are recognized within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company recognized the net impact of loss contingencies and any loss recoveries of $1.3 million and $2.0 million of E&O expense for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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
The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio. The carrying value of the Company’s equity method investment in RIH was $103.1 million and $92.7 million as of June 30, 2026 and December 31, 2025, respectively. RIH has committed to contribute additional capital to GRP over the next several years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.
Velocity Specialty Insurance Company
On May 1, 2025, the Company acquired a 9.9% interest in VSIC, an insurance carrier writing middle market and small to medium business risks in catastrophe exposed areas, for $16.6 million. In the first quarter of 2026, the Company’s ownership of VSIC decreased to 5.2% as a result of a capital contribution made by another investor in exchange for equity issued by VSIC. A gain on ownership dilution of $0.7 million was recognized within Income from equity method investments on the Consolidated Statements of Income during the six months ended June 30, 2026. The Company accounts for its investment in VSIC under the equity method of accounting as the Company has the ability to exercise significant influence over VSIC primarily through board representation. The carrying value of the Company’s equity method investment in VSIC was $18.6 million and $17.3 million as of June 30, 2026 and December 31, 2025, respectively.
Other Related Parties
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.4 million and $0.3 million due from Geneva Re under this agreement as of
June 30, 2026 and December 31, 2025, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. Receivables due from Geneva Re under this agreement were $0.9 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.
Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The

Company incurred expense of $2.8 million and $2.7 million during the three months ended June 30, 2026 and 2025, respectively, and $5.7 million and $5.4 million during the six months ended June 30, 2026 and 2025, respectively. As of
June 30, 2026 and December 31, 2025, the Company had prepaid expenses of $1.2 million and $6.4 million, respectively, related to this services agreement. The prepaid expenses are included in Other currents assets on the Consolidated Balance
Sheets.
Claims Management Agreement with VSIC
Velocity Claims, LLC (“Velocity Claims”) and Velocity, wholly owned subsidiaries of the Company, are party to a claims management agreement with VSIC under which Velocity Claims receives compensation equal to 1% of indemnity and expenses paid, net of subrogation, for each claim on which Velocity participates. Revenue recognized from this agreement was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Receivables due from
VSIC under this agreement were $0.1 million as of June 30, 2026 and December 31, 2025.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is one that Mr. Ryan indirectly owns, in which case the Company receives a discount and pays below market rates. Generally, the Company has been able to charter aircraft indirectly owned by Mr. Ryan and make use of this discount. The Company recognized expense related to business usage of the aircraft of
$0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.
Option Settlement Agreement
In connection with the Company’s grant of incentive stock options to certain employees during the three months ended
June 30, 2026, the Company entered into an option settlement agreement (the “Option Settlement Agreement”) with a trust for which the Ryan Parties serve as trustees. The purpose of the Option Settlement Agreement is to offset the dilutive effect of the grant and exercise of these incentive stock options on the Company’s outstanding Class A common stock, such that the related incentive stock option exercises and share repurchases from the Option Settlement Agreement are expected to result in zero incremental shares outstanding.
Pursuant to the Option Settlement Agreement, the Company has a conditional obligation to repurchase shares from the trust upon the exercise of the related incentive stock options by employee option holders. Upon each exercise, the trust will sell to the Company, and the Company will repurchase from the trust, shares of Class A common stock at the applicable option exercise price equal to the number of shares underlying the exercised options, up to an aggregate repurchase amount of
$53.0 million. Shares repurchased under the Option Settlement Agreement will be retired upon repurchase.
Repurchases made under the Option Settlement Agreement will be effected outside of the Company’s authorized share repurchase program and will not count toward any repurchase limitations established under that program. Because the
Company’s repurchase obligation is initially conditional and relates to a variable number of shares, no liability is recognized until the underlying incentive stock options are exercised and the obligation to repurchase shares becomes unconditional. The Option Settlement Agreement expires on June 9, 2036.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was 17.10% and 9.60% for the three months ended June 30,
2026 and 2025, respectively, and 16.20% and 36.30% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026, and the three months ended June 30, 2025, was lower than the 21% statutory rate primarily as result of the income attributable to the non-controlling interests. The effective tax rate for the six months ended June 30, 2025, was higher than the 21% statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of Velocity, which is described below, offset by a decrease related to the income attributable to the non-controlling interests.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2026, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $256.6 million and $310.1 million as of June 30, 2026 and December 31, 2025, respectively, on the Consolidated Balance Sheets. The decrease in the
Deferred tax assets during the six months ended June 30, 2026, was primarily attributable to repurchases of Class A common stock. As of June 30, 2026, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $463.7 million related to these benefits on the Consolidated
Balance Sheets as of June 30, 2026. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	2,850	324	1,109	4,283
Accrued interest	—	—	380	380
Balance at June 30, 2026	$274,829	$77,673	$111,158	$463,660
During the six months ended June 30, 2026 and 2025, increases to the TRA liabilities of $4.3 million and $24.5 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the six months ended June 30, 2026 and 2025, increases to the TRA liabilities of $0.4 million due to accrued interest were recognized in Other non-operating loss
(income) on the Consolidated Statements of Income.

Other Comprehensive Income
The following table summarizes the tax effects on the components of OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on interest rate cap	$—	$(293)	$—	$(513)
Gain on interest rate cap reclassified to earnings	—	409	—	943
Foreign currency translation adjustments	203	(3,660)	1,844	(6,644)
Change in share of equity method investments’ other comprehensive income (loss)	262	(272)	186	190
17.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2025	$13,778	$67	$13,845
Other comprehensive income (loss) before reclassifications	(11,262)	518	(10,744)
Amounts reclassified to earnings	—	—	—
Other comprehensive income (loss)	$(11,262)	$518	$(10,744)
Less: Non-controlling interests	(6,592)	303	(6,289)
Balance at March 31, 2026	$9,108	$282	$9,390
Other comprehensive loss before reclassifications	(1,964)	(1,854)	(3,818)
Amounts reclassified to earnings	—	—	—
Other comprehensive loss	$(1,964)	$(1,854)	$(3,818)
Less: Non-controlling interests	(1,382)	(1,110)	(2,492)
Balance at June 30, 2026	$8,526	$(462)	$8,064

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)	—	—	(3,419)
Other comprehensive income (loss)	$(2,005)	$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)	10,151	(1,594)	7,450
Balance at March 31, 2025	$537	$5,471	$(1,536)	$4,472
Other comprehensive income before reclassifications	2,560	27,783	1,575	31,918
Amounts reclassified to earnings	(3,571)	—	—	(3,571)
Other comprehensive income (loss)	$(1,011)	$27,783	$1,575	$28,347
Less: Non-controlling interests	(682)	17,347	799	17,464
Balance at June 30, 2025	$208	$15,907	$(760)	$15,355
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net commissions and fees	$902,728	$840,857	$1,685,631	$1,516,985
Fiduciary investment income	13,919	14,313	26,245	28,351
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336

Compensation-related expense[1]	494,946	453,414	956,778	850,842
General and administrative expense[2]	94,797	93,350	196,162	185,587
Other segment items[3]	60,517	45,557	101,257	92,241

Depreciation and amortization	68,520	72,556	137,922	140,180
Change in contingent consideration	17,551	(759)	44,845	(14,801)
Interest income	(1,653)	(1,482)	(2,799)	(4,585)
Interest expense	58,302	59,816	113,181	117,427
Income from equity method investments	(7,039)	(5,156)	(12,570)	(10,093)
Other non-operating loss (income)	(25)	143	(736)	(234)
Income tax expense	22,350	13,026	28,858	68,456
Net income	$108,381	$124,705	$148,978	$120,316
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
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$852,082	$801,491	$1,594,680	$1,450,588
Foreign	64,565	53,679	117,196	94,748
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
The Company did not have material revenue from operations in any individual foreign country for the three and six months ended June 30, 2026 or 2025. Asset information is not presented to the CODM. Substantially all of the Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.

19.     Supplemental Financial Information
Interest Income
The Company earned interest income of $1.7 million and $1.5 million during the three months ended June 30, 2026 and
2025, respectively, and $2.8 million and $4.6 million during the six months ended June 30, 2026 and 2025, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the Consolidated
Statements of Income.
Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Six Months Ended June 30,
	2026	2025
Cash paid (received) for:
Interest, net[1]	$103,383	$95,414
Income taxes, net of refunds	(12,778)	6,371
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$900	$1,643
Tax Receivable Agreement liabilities	4,283	24,460
Excise tax payable on net share repurchases	2,644	—
Dividend Equivalents and Declared Distributions liabilities	1,418	1,662
Contingent consideration liabilities	—	44,091
1 Interest paid is presented net of $7.9 million of cash received in connection with the Company’s interest rate cap for the six months ended June 30, 2025. See Note 11, Derivatives, for further information on the interest rate cap.
20.     Subsequent Events
The Company has evaluated subsequent events through July 31, 2026, and has concluded that no events have occurred that require disclosure other than the events listed below.
On July 10, 2026, the Company sold its remaining 5.2% interest in VSIC for $23.3 million.
On July 30, 2026, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share of outstanding
Class A common stock. The quarterly dividend will be payable on August 25, 2026, to shareholders of record of Class A common stock as of the close of business on August 11, 2026. Any future dividends will be subject to the approval of the
Company’s Board of Directors.
Subsequent to June 30, 2026, and through July 30, 2026, the Company repurchased 986,828 shares of Class A common stock for an aggregate purchase price of $42.0 million.

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
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and six months ended June 30, 2026 and 2025, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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
We began recognizing costs associated with the restructuring plan in the first quarter of 2026. For the three and six months ended June 30, 2026, we incurred restructuring and related costs of $33.4 million and $39.3 million, respectively, with the
$39.3 million recognized over the first six months of 2026 representing cumulative costs since the inception of the program. Of the cumulative $39.3 million expense, $25.2 million was incurred in general and administrative expense with the remaining being workforce-related costs. Restructuring expense within general and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments. While the current results of the Empower Program are in line with expectations, changes to the total savings estimate and timing of the Empower Program may evolve as we continue to progress through the program and evaluate other potential opportunities. The actual amounts and timing may vary significantly based on various factors.
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
Although we believe this growth will continue, we recognize that the growth of the specialty and E&S markets might not be linear as risks can and do shift between the E&S, including the specialty market, and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. Beginning in the second half of 2024 and through the first half of 2026, the specialty and E&S markets experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created additional opportunities for retailers to place property coverage directly, and we believe the market dynamics exist for these factors to potentially continue throughout 2026.

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
Amortization
Amortization expense consists primarily of amortization related to intangible assets we acquired in connection with our acquisitions. Intangible assets consist of customer relationships, trade names, assembled workforce, and internally-
developed software.

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
Other Non-Operating Loss (Income)
For the six months ended June 30, 2026, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives, sublease income, proceeds from the sale of a small non-subscription workers compensation book of business, and forfeitures of vested equity awards offset by TRA contractual interest and related charges. For the six months ended June 30, 2025, Other non-operating loss (income) consisted of seller reimbursement of acquisition-related retention incentives and sublease income offset by TRA contractual interest and related charges.
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
Refer to “Note 8, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages and per share data)	2026	2025	$	%	2026	2025	$	%
Revenue
Net commissions and fees	$902,728	$840,857	$61,871	7.4%	$1,685,631	$1,516,985	$168,646	11.1%
Fiduciary investment income	13,919	14,313	(394)	(2.8)	26,245	28,351	(2,106)	(7.4)
Total revenue	$916,647	$855,170	$61,477	7.2%	$1,711,876	$1,545,336	$166,540	10.8%
Expenses
Compensation and benefits	531,617	485,272	46,345	9.6	1,026,793	915,561	111,232	12.1
General and administrative	118,643	107,049	11,594	10.8	227,404	213,109	14,295	6.7
Amortization	64,387	69,668	(5,281)	(7.6)	129,727	134,653	(4,926)	(3.7)
Depreciation	4,133	2,888	1,245	43.1	8,195	5,527	2,668	48.3
Change in contingent consideration	17,551	(759)	18,310	NM	44,845	(14,801)	59,646	NM
Total operating expenses	$736,331	$664,118	$72,213	10.9%	$1,436,964	$1,254,049	$182,915	14.6%
Operating income	$180,316	$191,052	$(10,736)	(5.6%)	$274,912	$291,287	$(16,375)	(5.6%)
Interest expense, net	56,649	58,334	(1,685)	(2.9)	110,382	112,842	(2,460)	(2.2)
Income from equity method investments	(7,039)	(5,156)	(1,883)	36.5	(12,570)	(10,093)	(2,477)	24.5
Other non-operating loss (income)	(25)	143	(168)	NM	(736)	(234)	(502)	NM
Income before income taxes	$130,731	$137,731	$(7,000)	(5.1%)	$177,836	$188,772	$(10,936)	(5.8%)
Income tax expense	22,350	13,026	9,324	71.6	28,858	68,456	(39,598)	(57.8)
Net income	$108,381	$124,705	$(16,324)	(13.1%)	$148,978	$120,316	$28,662	23.8%
GAAP financial measures
Total revenue	$916,647	$855,170	$61,477	7.2%	$1,711,876	$1,545,336	$166,540	10.8%
Net commissions and fees	902,728	840,857	61,871	7.4	1,685,631	1,516,985	168,646	11.1
Compensation and benefits	531,617	485,272	46,345	9.6	1,026,793	915,561	111,232	12.1
General and administrative	118,643	107,049	11,594	10.8	227,404	213,109	14,295	6.7
Net income	108,381	124,705	(16,324)	(13.1)	148,978	120,316	28,662	23.8
Compensation and benefits expense ratio (1)	58.0%	56.7%			60.0%	59.2%
General and administrative expense ratio (2)	12.9%	12.5%			13.3%	13.8%
Net income margin (3)	11.8%	14.6%			8.7%	7.8%
Earnings per share (4)	$0.34	$0.41			$0.47	$0.19
Diluted earnings per share (4)	$0.33	$0.38			$0.45	$0.18
Non-GAAP financial measures*
Organic revenue growth rate	6.7%	7.1%			8.9%	9.6%
Adjusted compensation and benefits expense	$494,946	$453,414	$41,532	9.2%	$956,778	$850,842	$105,936	12.5%
Adjusted compensation and benefits expense ratio	54.0%	53.0%			55.9%	55.1%
Adjusted general and administrative expense	$94,797	$93,350	$1,447	1.6%	$196,162	$185,587	$10,575	5.7%
Adjusted general and administrative expense ratio	10.3%	10.9%			11.5%	12.0%
Adjusted EBITDAC	$326,904	$308,406	$18,498	6.0%	$558,937	$508,907	$50,030	9.8%
Adjusted EBITDAC margin	35.7%	36.1%			32.7%	32.9%
Adjusted net income	$198,731	$184,682	$14,049	7.6%	$329,460	$292,521	$36,939	12.6%
Adjusted net income margin	21.7%	21.6%			19.2%	18.9%
Adjusted diluted earnings per share	$0.74	$0.66	$0.08	12.1%	$1.22	$1.05	$0.17	16.2%
NM represents “Not Meaningful.”
(1)Compensation and benefits expense ratio is defined as Compensation and benefits expense divided by Total revenue.
(2)General and administrative expense ratio is defined as General and administrative expense divided by Total revenue.
(3)Net income margin is defined as Net income divided by Total revenue.
(4)See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements for further discussion of how these metrics are calculated.

*These measures are Non-GAAP. Please refer to the section entitled “Non-GAAP Financial Measures and Key Performance
Indicators” below for definitions and reconciliations to the most directly comparable GAAP measure.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
Total Revenue
Total revenue increased by $61.5 million, or 7.2%, from $855.2 million to $916.6 million for the three months ended June 30,
2026, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$53.7 million, or 6.3%, of the period-over-period change in Total revenue was due to organic revenue growth in
Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of the growing specialty and E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines offset by a moderate pullback across our property portfolio driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by strong new business generation and renewal retention. Growth in the quarter was most pronounced in our Underwriting Management Specialty, with growth across our three Specialties driven by an increase in the flow of risks into the specialty and E&S markets; and
•$11.0 million, or 1.3%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Within acquisition revenue is a $0.4 million offset in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024 and a small MGU in 2025.
•These increases were offset by a decline of $2.8 million, or 0.3%, of the period-over-period change in Total revenue that was due to contingent commissions driven by the performance of risks placed on eligible business earning profit-based commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•A decline of $0.4 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in
Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Three Months Ended June 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Wholesale Brokerage	$498,802	55.3%	$477,165	56.7%	$21,637	4.5%
Binding Authority	100,170	11.1	94,524	11.2	5,646	6.0
Underwriting Management	303,756	33.6	269,168	32.1	34,588	12.8
Total Net commissions and fees	$902,728		$840,857		$61,871	7.4%
Wholesale Brokerage Net commissions and fees increased by $21.6 million, or 4.5%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Binding Authority Net commissions and fees increased by $5.6 million, or 6.0%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Underwriting Management Net commissions and fees increased by $34.6 million, or 12.8%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter and contributions from recent acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Three Months Ended June 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Net commissions and policy fees	$852,385	94.4%	$787,074	93.6%	$65,311	8.3%
Supplemental and contingent commissions	32,168	3.6	35,630	4.2	(3,462)	(9.7)
Loss mitigation and other fees	18,175	2.0	18,153	2.2	22	0.1
Total Net commissions and fees	$902,728		$840,857		$61,871	7.4%
Net commissions and policy fees grew 8.3%, in line with the overall net commissions and fee revenue growth of 7.4%, for the three months ended June 30, 2026, as compared to the same period in the prior year. The main drivers of this growth continue to be new business wins and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products, the inflow of risks from the Admitted market into the specialty and E&S markets, and contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-period.
Supplemental and contingent commissions declined 9.7% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 0.1% period-over-period primarily due to increased capital markets activity, captive management, and other risk management service fees from the placement of alternative risk insurance solutions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $46.3 million, or 9.6%, from $485.3 million to $531.6 million for the three months ended June 30, 2026, compared to the same period in 2025. The following were the principal drivers of this increase:
•$31.4 million of the increase was driven by (i) the addition of 479 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to
6,171 full-time employees as of June 30, 2026, from 5,692 as of June 30, 2025;
•An $11.6 million increase in Restructuring and related expense due to the Empower Program. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments; and
•Commissions increased $11.5 million, or 5.1%, period-over-period, driven by the 4.5% increase in Wholesale
Brokerage and 6.0% increase in Binding Authority Net commissions and fees.
•The increases were partially offset by an $8.2 million decrease in Acquisition related long-term incentive compensation related to the decline in acquisition activity compared to the prior period.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of
1.3% from 56.7% to 58.0% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $11.6 million, or 10.8%, from $107.0 million to $118.6 million for the three months ended June 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•A $21.8 million increase in Restructuring and related expense due to the Empower Program. Restructuring expense within General and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software; and
•A $3.5 million increase driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, information technology, occupancy, and insurance.
•The increase was partially offset by an $11.6 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period; and
•$2.1 million of foreign currency gains in the period associated with both the revaluation of reporting currencies from foreign entities as well as foreign currency transactions during the period.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio increase of 0.4% from 12.5% to 12.9% period-over-period.
Amortization
Amortization expense decreased by $5.3 million from $69.7 million to $64.4 million for the three months ended June 30,
2026, compared to the same period in the prior year. The main driver of the decrease was that amortization of customer relationships is recognized on an accelerated basis and declines over time. Our intangible assets decreased by $135.2 million period-over-period.
Interest Expense, Net
Interest expense, net decreased $1.7 million, or 2.9%, from $58.3 million to $56.6 million for the three months ended
June 30, 2026, compared to the same period in the prior year. The main driver of the decrease in Interest expense, net for the three months ended June 30, 2026, was a decrease in interest rates.
Other Non-Operating Loss (Income)
Other non-operating loss (income) increased by $0.1 million from a loss of $0.1 million to de minimis income for the three months ended June 30, 2026. For the three months ended June 30, 2026, Other non-operating loss (income) consisted of $0.1 million of sublease income, $0.1 million of proceeds from the sale of a small non-subscription workers compensation book of business, $0.1 million of forfeitures of vested equity awards, and de minimis seller reimbursement of acquisition-related retention incentives offset by $0.4 million of TRA contractual interest and related charges. For the three months ended June
30, 2025, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income.
Income Before Income Taxes
Income before income taxes decreased $7.0 million from $137.7 million to $130.7 million for the three months ended
June 30, 2026, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense increased $9.3 million from $13.0 million to $22.4 million for the three months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily a result of a $5.2 million decrease in the discrete benefit from a decline in the fair value of vested equity compensation period-over-period.
Net Income
Net income decreased $16.3 million from $124.7 million to $108.4 million for the three months ended June 30, 2026, compared to the same period in the prior year as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
Total Revenue
Total revenue increased by $166.5 million, or 10.8%, from $1,545.3 million to $1,711.9 million for the six months ended
June 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$130.2 million, or 8.4%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of the growing specialty and E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines offset by a moderate pullback across our property portfolio driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by strong new business generation and renewal retention. Growth in the period was most pronounced in our Underwriting Management
Specialty, with growth across our three Specialties driven by an increase in the flow of risks into the specialty and E&S markets;
•$25.5 million, or 1.7%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Within acquisition revenue is a $1.1 million offset in revenue period-over-period relating to the sale of a small non-subscription workers compensation book of business at the end of 2024 and a small MGU in 2025; and
•$12.9 million, or 0.8%, of the period-over-period change in Total revenue was due to contingent commissions driven by the performance of risks placed on eligible business earning profit-based commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees.
•These increases were offset by a decline of $2.1 million, or 0.1%, of the period-over-period change in Total revenue was due to a decrease in Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Six Months Ended June 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Wholesale Brokerage	$876,598	52.0%	$837,953	55.2%	$38,645	4.6%
Binding Authority	210,170	12.5	196,474	13.0	13,696	7.0
Underwriting Management	598,863	35.5	482,558	31.8	116,305	24.1
Total Net commissions and fees	$1,685,631		$1,516,985		$168,646	11.1%
Wholesale Brokerage Net commissions and fees increased by $38.6 million, or 4.6%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Binding Authority Net commissions and fees increased by $13.7 million, or 7.0%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from the JM Wilson acquisition.
Underwriting Management Net commissions and fees increased by $116.3 million, or 24.1%, period-over-period, primarily due to strong organic growth within the Specialty for the quarter, and contributions from recent acquisitions.

The following table sets forth our revenue by type of commission and fees:

	Six Months Ended June 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Net commissions and policy fees	$1,569,937	93.1%	$1,411,040	93.0%	$158,897	11.3%
Supplemental and contingent commissions	81,285	4.8	73,403	4.8	7,882	10.7
Loss mitigation and other fees	34,409	2.1	32,542	2.2	1,867	5.7
Total Net commissions and fees	$1,685,631		$1,516,985		$168,646	11.1%
Net commissions and policy fees grew 11.3%, in line with the overall net commissions and fee revenue growth of 11.1%, for the six months ended June 30, 2026, as compared to the same period in the prior year. The main drivers of this growth continue to be new business wins and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products, the inflow of risks from the Admitted market into the specialty and E&S markets, and contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-
period.
Supplemental and contingent commissions increased 10.7 % period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees increased 5.7 % period-over-period primarily due to increased capital markets activity, captive management and other risk management service fees from the placement of alternative risk insurance solutions, as well as contributions from recent acquisitions.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $111.2 million, or 12.1%, from $915.6 million to $1,026.8 million for the six months ended June 30, 2026, compared to the same period in 2025. The following were the principal drivers of this increase:
•$78.2 million of the increase was driven by (i) the addition of 479 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 6,171 full-time employees as of June 30, 2026, from 5,692 as of June 30, 2025;
•Commissions increased $26.2 million, or 6.4%, period-over-period, driven by the 4.6% increase in Wholesale
Brokerage and 7.0% increase in Binding Authority Net commissions and fees; and
•A $14.1 million increase in Restructuring and related expense due to the Empower Program. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments.
•The increases were partially offset by a $7.3 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of
0.8% from 59.2% to 60.0% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $14.3 million, or 6.7%, from $213.1 million to $227.4 million for the six months ended June 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•A $25.2 million increase in Restructuring and related expense due to the Empower Program. Restructuring expense within General and administrative expense includes costs relating to professional services,

technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software; and
•A $10.6 million increase was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, information technology, occupancy, insurance, and foreign exchange.
•The increases were partially offset by a $21.5 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 0.5% from 13.8% to 13.3% period-over-period.
Amortization
Amortization expense decreased by $5.0 million from $134.7 million to $129.7 million for the six months ended June 30,
2026, compared to the same period in the prior year. The main driver of the decrease was that amortization of customer relationships is recognized on an accelerated basis and declines over time. Our intangible assets decreased by $135.2 million period-over-period.
Interest Expense, Net
Interest expense, net decreased $2.4 million, or 2.2%, from $112.8 million to $110.4 million for the six months ended
June 30, 2026, compared to the same period in the prior year. The main driver of the decrease in Interest expense, net for the six months ended June 30, 2026, was a decrease in interest rates.
Other Non-Operating Loss (Income)
Other non-operating loss (income) increased by $0.5 million to income of $0.7 million for the six months ended June 30,
2026, as compared to income of $0.2 million in the same period in the prior year. For the six months ended June 30, 2026,
Other non-operating loss (income) consisted of $0.6 million of forfeitures of vested equity awards, $0.3 million of sublease income, $0.1 million of proceeds from the sale of a small non-subscription workers compensation book of business, and
$0.1 million of seller reimbursement of acquisition-related retention incentives offset by $0.4 million of TRA contractual interest and related charges. For the six months ended June 30, 2025, Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.3 million of sublease income offset by
$0.4 million of TRA contractual interest and related charges.
Income Before Income Taxes
Income before income taxes decreased $11.0 million from $188.8 million to $177.8 million for the six months ended
June 30, 2026, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense
Income tax expense decreased $39.6 million from $68.5 million to $28.9 million for the six months ended June 30, 2026, compared to the same period in the prior year primarily as a result of $48.0 million of income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025 offset by a $5.6 million decrease in the discrete benefit from a decline in the fair value of vested equity compensation period-over-period in the period.
Net Income
Net income increased $28.7 million from $120.3 million to $149.0 million for the six months ended June 30, 2026, compared to the same period in the prior year as a result of the factors described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Current period Net commissions and fees revenue	$902,728	$840,857	$1,685,631	$1,516,985
Less: Current period contingent commissions	(24,149)	(27,392)	(66,522)	(57,854)
Less: Revenue attributable to sold businesses	(79)	(144)	(92)	(290)
Net commissions and fees revenue excluding contingent commissions	$878,500	$813,321	$1,619,017	$1,458,841

Prior period Net commissions and fees revenue	$840,857	$680,248	$1,516,985	$1,218,135
Less: Prior year contingent commissions	(27,392)	(5,396)	(57,854)	(29,899)
Less: Revenue attributable to sold businesses	(524)	(581)	(1,181)	(1,120)
Prior period Net commissions and fees revenue excluding contingent commissions	$812,941	$674,270	$1,457,950	$1,187,116

Change in Net commissions and fees revenue excluding contingent commissions	$65,559	$139,051	$161,067	$271,725
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(11,430)	(89,419)	(26,675)	(156,597)
Impact of change in foreign exchange rates	(389)	(1,203)	(4,238)	(952)
Organic revenue growth (Non-GAAP)	$53,740	$48,429	$130,154	$114,176

Net commissions and fees revenue growth rate (GAAP)	7.4%	23.6%	11.1%	24.5%
Less: Impact of contingent commissions (1)	0.7	(3.0)	(0.1)	(1.6)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	8.1%	20.6%	11.0%	22.9%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(1.4)	(13.3)	(1.8)	(13.2)
Impact of change in foreign exchange rates (4)	—	(0.2)	(0.3)	(0.1)
Organic Revenue Growth Rate (Non-GAAP)	6.7%	7.1%	8.9%	9.6%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
Compensation and benefits expense	$531,617	$485,272	$1,026,793	$915,561
Acquisition-related expense	(1,849)	(1,484)	(5,260)	(4,963)
Acquisition related long-term incentive compensation	(1,107)	(9,321)	(10,394)	(17,652)
Restructuring and related expense	(11,634)	—	(14,099)	—
Amortization and expense related to discontinued prepaid incentives	(692)	(1,128)	(1,522)	(2,306)
Equity-based compensation	(18,411)	(14,853)	(32,720)	(29,422)
Initial public offering related expense	(2,978)	(5,072)	(6,020)	(10,376)
Adjusted compensation and benefits expense (1)	$494,946	$453,414	$956,778	$850,842
Compensation and benefits expense ratio	58.0%	56.7%	60.0%	59.2%
Adjusted compensation and benefits expense ratio	54.0%	53.0%	55.9%	55.1%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
General and administrative expense	$118,643	$107,049	$227,404	$213,109
Acquisition-related expense	(2,054)	(13,699)	(6,044)	(27,522)
Restructuring and related expense	(21,792)	—	(25,198)	—
Adjusted general and administrative expense (1)	$94,797	$93,350	$196,162	$185,587
General and administrative expense ratio	12.9%	12.5%	13.3%	13.8%
Adjusted general and administrative expense ratio	10.3%	10.9%	11.5%	12.0%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be met in order to be earned. Restructuring and related expense consists of compensation and benefits, contractors, professional services, and license fees related to the Empower
Program, which was initiated at the beginning of 2026. Restructuring expense within general and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended June 30, 2026, Other non-operating loss (income)
consisted of $0.1 million of sublease income, $0.1 million of proceeds from the sale of a small non-subscription workers compensation book of business, $0.1 million of forfeitures of vested equity awards, and de minimis seller reimbursement of acquisition-related retention incentives offset by $0.4 million of TRA contractual interest and related charges. For the three months ended June 30, 2025, Other non-operating loss (income) consisted of $0.4 million of TRA contractual interest and related charges offset by $0.2 million of sublease income. For the six months ended June 30, 2026, Other non-
operating loss (income) consisted of $0.6 million of forfeitures of vested equity awards, $0.3 million of sublease income,
$0.1 million of proceeds from the sale of a small non-subscription workers compensation book of business, and $0.1 million of seller reimbursement of acquisition-related retention incentives offset by $0.4 million of TRA contractual interest and related charges. For the six months ended June 30, 2025, Other non-operating loss (income) consisted of $0.3 million of seller reimbursement of acquisition-related retention incentives and $0.3 million of sublease income offset by
$0.4 million of TRA contractual interest and related charges. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses consist of compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
Net income	$108,381	$124,705	$148,978	$120,316
Interest expense, net	56,649	58,334	110,382	112,842
Income tax expense	22,350	13,026	28,858	68,456
Depreciation	4,133	2,888	8,195	5,527
Amortization	64,387	69,668	129,727	134,653
Change in contingent consideration (1)	17,551	(759)	44,845	(14,801)
EBITDAC	$273,451	$267,862	$470,985	$426,993
Acquisition-related expense	3,903	15,183	11,305	32,485
Acquisition related long-term incentive compensation	1,107	9,321	10,394	17,652
Restructuring and related expense	33,426	—	39,297	—
Amortization and expense related to discontinued prepaid incentives	692	1,128	1,522	2,306
Other non-operating loss (income)	(25)	143	(736)	(234)
Equity-based compensation	18,411	14,853	32,720	29,422
IPO related expenses	2,978	5,072	6,020	10,376
Income from equity method investments	(7,039)	(5,156)	(12,570)	(10,093)
Adjusted EBITDAC	$326,904	$308,406	$558,937	$508,907
Net income margin	11.8%	14.6%	8.7%	7.8%
Adjusted EBITDAC margin	35.7%	36.1%	32.7%	32.9%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$916,647	$855,170	$1,711,876	$1,545,336
Net income	$108,381	$124,705	$148,978	$120,316
Income tax expense	22,350	13,026	28,858	68,456
Amortization	64,387	69,668	129,727	134,653
Amortization of deferred debt issuance costs (1)	2,434	2,386	4,856	4,760
Change in contingent consideration	17,551	(759)	44,845	(14,801)
Acquisition-related expense	3,903	15,183	11,305	32,485
Acquisition related long-term incentive compensation	1,107	9,321	10,394	17,652
Restructuring and related expense	33,426	—	39,297	—
Amortization and expense related to discontinued prepaid incentives	692	1,128	1,522	2,306
Other non-operating loss (income)	(25)	143	(736)	(234)
Equity-based compensation	18,411	14,853	32,720	29,422
IPO related expenses	2,978	5,072	6,020	10,376
Income from equity method investments	(7,039)	(5,156)	(12,570)	(10,093)
Adjusted income before income taxes (2)	$268,556	$249,570	$445,216	$395,298
Adjusted income tax expense (3)	(69,825)	(64,888)	(115,756)	(102,777)
Adjusted net income	$198,731	$184,682	$329,460	$292,521
Net income margin	11.8%	14.6%	8.7%	7.8%
Adjusted net income margin	21.7%	21.6%	19.2%	18.9%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and six months ended June 30, 2026 and
2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the
Company owned 100% of the LLC.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per share of Class A common stock – diluted	$0.33	$0.38	$0.45	$0.18
Less: Net income attributed to dilutive shares (1)	(0.01)	(0.19)	—	—
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.09	0.26	0.10	0.26
Plus: Adjustments to Adjusted net income (3)	0.34	0.22	0.68	0.63
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	(0.01)	(0.02)
Adjusted diluted earnings per share	$0.74	$0.66	$1.22	$1.05

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	131,326	274,145	134,322	138,167
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	134,190	—	134,332	135,804
Plus: Dilutive impact of unvested equity awards (4)	3,867	5,275	1,426	5,422
Adjusted diluted earnings per share diluted share count	269,383	279,420	270,080	279,393
(1)Adjustment removes the impact of Net income attributed to dilutive awards to arrive at Net income attributable to Ryan
Specialty Holdings, Inc. For the three months ended June 30, 2026 and 2025, this removes $0.5 million and $52.4 million of Net income, respectively, on 131.3 million and 274.1 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the six months ended June 30, 2026 and 2025, this removes $0.5 million and $1.1 million of Net income, respectively, on 134.3 million and 138.2 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the three months ended June 30, 2026 and 2025, this includes $66.1 million and $72.7 million of Net income, respectively, on 265.5 million and 274.1 million Weighted-average shares of Class A common stock outstanding -
diluted, respectively. For the three months ended June 30, 2025, 135.5 million weighted-average outstanding LLC
Common Units were considered dilutive and included in the 274.1 million Weighted-average shares of Class A common stock outstanding - diluted within Diluted EPS. For the six months ended June 30, 2026 and 2025, this includes $89.0 million and $96.0 million of Net income, respectively, on 268.7 million and 274.0 million Weighted-
average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 265.5 million and 274.1 million Weighted-
average shares of Class A common stock outstanding - diluted for the three months ended June 30, 2026 and 2025, respectively, and 268.7 million and 274.0 million Weighted-average shares of Class A common stock outstanding -
diluted for the six months ended June 30, 2026 and 2025, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of 100% of the outstanding LLC Common Units (together with shares of Class B common stock), vested Class C Incentive Units, vested but unexercised options, and unvested equity awards calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was $0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10,
Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended June 30,
2026 and 2025, 3.9 million and 5.3 million shares were added to the calculation, respectively. For the six months ended
June 30, 2026 and 2025, 1.4 million and 5.4 million shares were added to the calculation, respectively.

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
On May 21, 2026, our Board approved an increase of $300 million to the share repurchase program that authorizes the
Company to repurchase up to $600 million of its outstanding Class A common stock. Share repurchases may be made from time to time on the open market, in privately negotiated transactions, using Rule 10b5-1 trading plans, as accelerated share repurchases, or in any other manner that complies with the applicable securities law. The timing of repurchases and the number of shares repurchased under the program will depend upon a variety of factors including the Company’s stock price, trading volume, working capital or other liquidity requirements, and market conditions. The Company is not obligated to repurchase any shares under the program and the program may be suspended or discontinued at any time without notice.
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
To minimize counterparty investment risk, we maintain cash holdings pursuant to a fiduciary holdings policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,622.8 million and $1,346.2 million as of June 30, 2026 and 2025, respectively, and fiduciary receivables of $4,086.8 million and $3,128.7 million as of June 30, 2026 and 2025, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes. Of the $140.1 million of Cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2026, $74.3 million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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
As of June 30, 2026, the interest rate on the Term Loan was 2.00% plus Adjusted Term SOFR.
As of June 30, 2026, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the six months ended June 30, 2026.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of June 30, 2026, will be $463.7 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the TRA
(e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made, and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	2,850	324	1,109	4,283
Accrued interest	—	—	380	380
Balance at June 30, 2026	$274,829	$77,673	$111,158	$463,660
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of June 30, 2026, were
$545.5 million consisting of (i) Exchange Tax Attributes of $323.3 million, (ii) Pre-IPO M&A Tax Attributes of $91.4 million, and (iii) TRA Payment Tax Attributes of $130.8 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Six Months Ended June 30, 2026 and 2025
Cash and cash equivalents decreased $32.5 million from $172.6 million at June 30, 2025, to $140.1 million at June 30,
2026. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2026, were $125.6 million, a decrease of
$85.1 million compared to the six months ended June 30, 2025. The primary drivers behind the decrease in cash flows provided by operating activities were an increase in Commissions and fees receivable - net of $112.1 million, a decrease in
Deferred income tax expense from common control reorganizations of $48.0 million related to the Velocity acquisition in the first quarter of 2025, and a decrease of $9.4 million in Accrued interest liability. These decreases in operating cash flows were offset by an increase in Other current and non-current assets and liabilities of $47.1 million, an increase of
$28.7 million in Net income, and an increase of $12.0 million in Impairment of internally-developed software.
Cash Flows From Investing Activities
Cash flows used for investing activities during the six months ended June 30, 2026, were $32.0 million, a decrease of
$587.0 million compared to the $619.0 million of cash flows used for investing activities during the six months ended
June 30, 2025. The main driver of the cash flows used for investing activities during the six months ended June 30, 2026, was $30.4 million of Capital expenditures, compared to $565.1 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity, $36.5 million of Capital expenditures, and $16.6 million for the Equity method investment in VSIC for the six months ended June 30, 2025.
Cash Flows From Financing Activities
Cash flows provided by financing activities during the six months ended June 30, 2026, were $90.3 million, a decrease of
$144.1 million compared to cash flows provided by financing activities of $234.4 million during the six months ended
June 30, 2025. The main driver of cash flows provided by financing activities during the six months ended June 30, 2026, were Borrowings on Revolving Credit Facility (net of repayments) of $284.7 million and a Net change in fiduciary liabilities of $200.6 million. These increases in cash provided by financing activities were offset by Repurchases of Class A common stock of $300.2 million, Class A common stock dividends and Dividend Equivalents paid of $33.7 million,
Payment of contingent consideration of $22.0 million, Tax distributions to non-controlling LLC Unitholders of $18.0 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $16.2 million, and $8.5 million of Repayment of term debt. The main drivers of cash flows provided by financing activities during the six months ended June 30, 2025, were Borrowings on Revolving Credit Facility (net of repayments) of $187.7 million and a Net change in fiduciary liabilities of $166.3 million offset by Tax distributions to non-controlling LLC Unitholders of $34.8 million, Class A common stock dividends and Dividend Equivalents paid of $30.5 million, Payment of contingent consideration of $29.3 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $13.6 million, Repayment of term debt of $8.5 million, and Debt issuance costs paid of $2.9 million.

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
The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of
$8.7 million and $59.3 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of June 30, 2026, and $5.8 million and $44.2 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of June 30, 2025. The timing of when employees elect to make withdrawals from the deferred compensation plan is uncertain. However, employees are not allowed to make a withdrawal for three years from the deferral date and must withdraw all deferred compensation balances within ten years of the deferral date.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of June 30, 2026, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	June 30, 2026
Current accrued compensation	$7,786
Non-current accrued compensation	18,221
Total liability	$26,007
Projected future expense	35,867
Total projected future cash outflows	$61,874

Projected Future Cash Outflows
(in thousands)
2026	$10,256
2027	6,708
2028	26,080
2029	10,708
Thereafter	$8,123

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
June 30, 2026, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	June 30, 2026
Current accounts payable and accrued liabilities	$142,709
Other non-current liabilities	10,712
Total liability	$153,421
Projected future expense	6,374
Total projected future cash outflows	$159,795

Projected Future Cash Outflows
(in thousands)
2026	$43,819
2027	106,531
2028	6,126
2029	2,987
Thereafter	$331
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
Recent Accounting Pronouncements
For a description of recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, if any, see “Note 1, Basis of Presentation” in the notes to our unaudited consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks in our day-to-day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates.
Foreign Currency Risk
For the six months ended June 30, 2026, approximately 7% of revenues were generated from activities in the United
Kingdom, Europe, Canada, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Canadian Dollar, Indian Rupee, Singapore Dollar,
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.

Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of June 30, 2026, we had $1,674.5 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of June 30, 2026 and
December 31, 2025, as determined based upon information available.
Based on the below balances as of June 30, 2026, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at June 30, 2026	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$140,119	$(1,401)	$1,401
Term Loan principal outstanding (1)	1,674,500	16,745	(16,745)
Net exposure to Interest expense, net		$15,344	$(15,344)

Cash and cash equivalents held in a fiduciary capacity	$1,622,766	$16,228	$(16,228)
Net exposure to Fiduciary investment income		$16,228	$(16,228)

Impact to Net income		$884	$(884)
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities.
On April 28, 2026, Ryan Specialty Holdings, Inc., issued 172 shares of Class A Common Stock in a private placement transaction to the Estate of D. Cameron Findlay, a former director of the Company who passed away on July 11, 2025. The issuance represents the pro rata equity compensation that Mr. Findlay earned for his service on the Board from the 2025
Annual Meeting of Stockholders through the date of his passing and was undertaken in reliance on the exemption from registration set forth in section 4(a)(2) of the Securities Act of 1933.
Purchases of Equity Securities by the Issuer.
The following table summarizes purchases of shares of our Class A Common Stock during the three months ended June 30,
2026, by the Company and any “affiliated purchasers” within the meaning of Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
4/1/26 - 4/30/26	—	$—	—	$260,000,036
5/1/26 - 5/31/26	8,129,462	31.98	8,129,462	300,000,017
6/1/26 - 6/30/26 [3]	120,000	32.50	—	300,000,017
TOTAL	8,249,462	$31.99	8,129,462
1 Does not include commissions paid to purchase shares.
2 On February 10, 2026, the Board of Directors approved an open-ended $300 million share repurchase program, which was publicly announced on February 12, 2026. On May 21, 2026, the Company’s Board of Directors authorized a $300.0 million increase to the Company’s share repurchase program, which was publicly announced on May 26, 2026.
3 All shares purchased in June were purchased in open-market transactions by Mr. Ryan who may be deemed to be an
“affiliated purchaser” within the meaning of Rule 10b-18(a)(3) under the Exchange Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2026, Mark S. Katz, Executive Vice President, General Counsel and Corporate
Secretary, terminated, on June 3, 2026, a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of
Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a
“10b5-1 Plan”). No sales of the Company’s Class A common stock occurred under the plan prior to its termination. Prior to its termination, the plan had provided for the sale of (i) up to 5,500 shares of the Company’s Class A common stock issuable upon conversion of LLC Common Units and (ii) a number of shares of Class A common stock issuable upon conversion of up to 70,000 Class C Incentive Units of New LLC (the “Class C Units”), between the first potential sale date of June 4, 2026, and the expiration of the 10b5-1 Plan on June 1, 2027. The Class C Units are profits interests with a participation threshold, as of March 31, 2026, of $23.08. Pursuant to the terms of the award agreement for the Class C
Units, the participation threshold is adjusted downward for distributions that the LLC makes to the Company. When the value of the Class A common stock exceeds the participation threshold of the Class C Units, the vested profits interests may be exchanged for LLC Common Units of equal value where the value of each Class C Unit is equal to the difference between the 20-day volume weighted average price of the Class A common stock immediately preceding the date of exchange and the participation threshold. On exchange, the LLC Common Units are immediately redeemed on a one-for-
one basis for Class A common stock of the Company. For more information regarding Class C Incentive Units of New
LLC and applicable participation threshold information, see “Note 9, Equity-Based Compensation” of the unaudited quarterly consolidated financial statements included herein.
Other than as disclosed above, during the quarter ended June 30, 2026, none of our directors or officers (as defined in
Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.15
Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted LLC Unit Agreement (DELTA
PLUs), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28,
2024).

10.16	Ryan Specialty Holding, Inc. Form of Non-Qualified Stock Option Award Agreement (Executive Chairman Option), filed herewith

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

10.20	Ryan Specialty Group Services, LLC Executive Severance Plan, (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 28, 2024).

10.21	Option Settlement Agreement, dated as of May 5, 2026, by and between Ryan Specialty Holdings, Inc. and Ryan Stock Option Trust, filed herewith

19.1	Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023, (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on February 21, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: July 31, 2026	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)