Form 10-Q
period 2026-09-30
RYAN SPECIALTY HOLDINGS, INC.
filed 2026-10-30
CIK 1849253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No    ☒
On October 26, 2026, the Registrant had 251,581,221 shares of common stock outstanding, consisting of 119,694,115 shares of Class A common stock,
$0.001 par value, and 131,887,106 shares of Class B common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Ryan Specialty Holdings, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Net commissions and fees	$775,081	$739,552	$2,460,712	$2,256,537
Fiduciary investment income	14,882	15,025	41,127	43,376
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
EXPENSES
Compensation and benefits	484,208	440,434	1,511,001	1,355,995
General and administrative	106,977	117,589	334,381	330,698
Amortization	64,278	70,188	194,005	204,841
Depreciation	4,330	3,607	12,525	9,134
Change in contingent consideration	(10,658)	11,968	34,187	(2,833)
Total operating expenses	$649,135	$643,786	$2,086,099	$1,897,835
OPERATING INCOME	$140,828	$110,791	$415,740	$402,078
Interest expense, net	57,264	56,344	167,646	169,186
Income from equity method investments	(11,840)	(4,957)	(24,410)	(15,050)
Other non-operating income	(784)	(402)	(1,520)	(636)
INCOME BEFORE INCOME TAXES	$96,188	$59,806	$274,024	$248,578
Income tax expense (benefit)	8,140	(2,797)	36,998	65,659
NET INCOME	$88,048	$62,603	$237,026	$182,919
Net income attributable to non-controlling interests, net of tax	51,367	31,518	140,384	127,500
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$36,681	$31,085	$96,642	$55,419
NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.30	$0.24	$0.77	$0.44
Diluted	$0.29	$0.20	$0.74	$0.41
WEIGHTED-AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	121,362,673	127,940,211	125,307,710	126,623,069
Diluted	262,161,887	273,461,634	132,484,598	138,089,880
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$88,048	$62,603	$237,026	$182,919
Net income attributable to non-controlling interests, net of tax	51,367	31,518	140,384	127,500
NET INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$36,681	$31,085	$96,642	$55,419
Other comprehensive income (loss), net of tax:
Gain on interest rate cap	—	676	—	2,135
Gain on interest rate cap reclassified to earnings	—	(1,458)	—	(4,144)
Foreign currency translation adjustments	111	(3,736)	(5,141)	15,181
Change in share of equity method investments’ other comprehensive income (loss)	(172)	239	(701)	(300)
Share of equity method investments’ other comprehensive loss reclassified to earnings	60	—	60	—
Total other comprehensive income (loss), net of tax	$(1)	$(4,279)	$(5,782)	$12,872
COMPREHENSIVE INCOME ATTRIBUTABLE TO RYAN SPECIALTY HOLDINGS, INC.	$36,680	$26,806	$90,860	$68,291
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,811	$158,322
Commissions and fees receivable – net	576,111	488,951
Fiduciary cash and receivables	4,935,368	4,298,920
Prepaid incentives – net	28,660	13,550
Other current assets	76,615	100,437
Total current assets	$5,785,565	$5,060,180
NON-CURRENT ASSETS
Goodwill	3,216,252	3,225,021
Customer relationships	1,314,994	1,496,885
Other intangible assets	137,001	119,621
Prepaid incentives – net	26,827	27,849
Equity method investments	109,852	109,982
Property and equipment – net	64,665	69,461
Lease right-of-use assets	126,985	130,480
Deferred tax assets	252,220	310,138
Other non-current assets	9,972	14,554
Total non-current assets	$5,258,768	$5,503,991
TOTAL ASSETS	$11,044,333	$10,564,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$308,128	$284,403
Accrued compensation	408,583	519,251
Operating lease liabilities	28,923	25,987
Tax Receivable Agreement liabilities	30,697	—
Short-term debt and current portion of long-term debt	42,433	60,187
Fiduciary liabilities	4,935,368	4,298,920
Total current liabilities	$5,754,132	$5,188,748
NON-CURRENT LIABILITIES
Accrued compensation	90,878	70,096
Operating lease liabilities	150,020	153,089
Long-term debt	3,634,056	3,291,462
Tax Receivable Agreement liabilities	454,391	458,997
Deferred tax liabilities	43,547	49,834
Other non-current liabilities	15,561	97,894
Total non-current liabilities	$4,388,453	$4,121,372
TOTAL LIABILITIES	$10,142,585	$9,310,120
STOCKHOLDERS’ EQUITY
Class A common stock ($0.001 par value; 1,000,000,000 shares authorized, 120,364,827 and 129,603,426 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	120	130
Class B common stock ($0.001 par value; 982,799,265 shares authorized and 132,446,301 shares issued and outstanding at September 30, 2026; 1,000,000,000 shares authorized and 134,508,885 shares issued and outstanding at December 31, 2025)	132	135
Preferred stock ($0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Additional paid-in capital	271,892	513,610
Retained earnings	166,508	120,353
Accumulated other comprehensive income	8,063	13,845
Total stockholders’ equity attributable to Ryan Specialty Holdings, Inc.	$446,715	$648,073
Non-controlling interests	455,033	605,978
Total stockholders’ equity	$901,748	$1,254,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,044,333	$10,564,171
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$237,026	$182,919
Adjustments to reconcile net income to cash flows provided by operating activities:
Income from equity method investments	(24,410)	(15,050)
Amortization	194,005	204,841
Depreciation	12,525	9,134
Prepaid and deferred compensation expense	30,096	33,613
Non-cash equity-based compensation	51,968	50,988
Amortization of deferred debt issuance costs	7,303	7,157
Amortization of interest rate cap premium	—	5,216
Deferred income tax expense	26,782	11,472
Deferred income tax expense from common control reorganization	—	47,978
Loss on Tax Receivable Agreement	834	783
Impairment of internally-developed software	11,704	—
Changes in operating assets and liabilities, net of acquisitions:
Commissions and fees receivable – net	(89,099)	(6,392)
Accrued interest liability	(21,183)	(12,489)
Other current and non-current assets	18,464	19,520
Other current and non-current liabilities	(149,082)	(159,269)
Total cash flows provided by operating activities	$306,933	$380,421
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations – net of cash acquired and cash held in a fiduciary capacity	—	(636,925)
Capital expenditures	(52,233)	(50,678)
Equity method investment in VSIC	—	(16,561)
Proceeds from sale of equity method investment in VSIC	23,349	—
Asset acquisitions	(1,556)	(3,014)
Total cash flows used in investing activities	$(30,440)	$(707,178)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Revolving Credit Facility	1,359,030	1,114,872
Repayments on Revolving Credit Facility	(1,008,719)	(990,857)
Debt issuance costs paid	—	(2,889)
Repayment of term debt	(12,750)	(12,750)
Receipt of contingently returnable consideration	3,140	1,927
Payment of contingent consideration	(37,406)	(29,252)
Tax distributions to non-controlling LLC Unitholders	(43,103)	(45,695)
Receipt of taxes related to net share settlement of equity awards	18,831	35,174
Taxes paid related to net share settlement of equity awards	(18,698)	(36,051)
Class A common stock dividends and Dividend Equivalents paid	(50,170)	(46,825)
Distributions and Declared Distributions paid to non-controlling LLC Unitholders	(24,233)	(20,428)
Repurchases of Class A common stock	(450,253)	—
Payments related to Ryan Re preferred units	—	(249)
Net change in fiduciary liabilities	183,520	38,341
Total cash flows provided by (used in) financing activities	$(80,811)	$5,318
Effect of changes in foreign exchange rates on cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	(5,872)	14,507
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY	$189,810	$(306,932)
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Beginning balance	1,584,470	1,680,805
CASH, CASH EQUIVALENTS, AND CASH AND CASH EQUIVALENTS HELD IN A FIDUCIARY CAPACITY —Ending balance	$1,774,280	$1,373,873
Reconciliation of cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity
Cash and cash equivalents	$168,811	$153,485
Cash and cash equivalents held in a fiduciary capacity	1,605,469	1,220,388
Total cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity	$1,774,280	$1,373,873
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	129,603,426	$130	134,508,885	$135	$513,610	$120,353	$13,845	$605,978	$1,254,051
Net income	—	—	—	—	—	17,646	—	22,951	40,597
Issuance of common stock	103,661	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	176,484	—	(157,236)	(1)	296	—	—	(295)	—
Cash and common stock clawbacks related to vested equity awards	(34,041)	—	—	—	(341)	—	—	187	(154)
Repurchase and retirement of common stock	(982,073)	(1)	—	—	(20,870)	—	—	(19,434)	(40,305)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(17,471)	—	—	(17,471)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(8,177)	(8,177)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(4,115)	—	—	(933)	(5,048)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(11,046)	(11,046)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	215	303	518
Foreign currency translation adjustments	—	—	—	—	—	—	(4,670)	(6,592)	(11,262)
Equity-based compensation	—	—	—	—	17,441	—	—	(90)	17,351
Balance at March 31, 2026	128,867,457	$129	134,351,649	$134	$506,021	$120,528	$9,390	$582,852	$1,219,054
Net income	—	—	—	—	—	42,315	—	66,066	108,381
Issuance of common stock	474,024	—	6,130	—	—	—	—	—	—
Exchange of LLC equity for common stock	245,957	—	(245,957)	—	377	—	—	(377)	—
Common stock clawbacks related to vested equity awards	(27,244)	—	—	—	(94)	—	—	—	(94)
Repurchase and retirement of common stock	(8,129,462)	(8)	—	—	(133,920)	—	—	(128,593)	(262,521)
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(73)	—	—	—	(73)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(17,510)	—	—	(17,510)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(8,149)	(8,149)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(33,185)	—	—	—	(33,185)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(7,329)	(7,329)
Change in share of equity method investments’ other comprehensive loss	—	—	—	—	—	—	(744)	(1,110)	(1,854)
Foreign currency translation adjustments	—	—	—	—	—	—	(582)	(1,382)	(1,964)
Equity-based compensation	—	—	—	—	16,636	—	—	4,753	21,389
Balance at June 30, 2026	121,430,732	$121	134,111,822	$134	$355,762	$145,333	$8,064	$506,731	$1,016,145

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	121,430,732	$121	134,111,822	$134	$355,762	$145,333	$8,064	$506,731	$1,016,145
Net income	—	—	—	—	—	36,681	—	51,367	88,048
Issuance of common stock	757,838	1	37,326	—	(1)	—	—	—	—
Exchange of LLC equity for common stock	1,741,323	2	(1,702,847)	(2)	1,042	—	—	(1,042)	—
Common stock clawbacks related to vested equity awards	(18,165)	—	—	—	(121)	—	—	—	(121)
Repurchase and retirement of common stock	(3,546,901)	(4)	—	—	(73,071)	—	—	(77,449)	(150,524)
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(70)	(70)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,506)	—	—	(15,506)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(8,045)	(8,045)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(16,709)	—	—	—	(16,709)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(24,674)	(24,674)
Change in share of equity method investments’ other comprehensive loss	—	—	—	—	—	—	(112)	(167)	(279)
Foreign currency translation adjustments	—	—	—	—	—	—	111	144	255
Equity-based compensation	—	—	—	—	4,990	—	—	8,238	13,228
Balance at September 30, 2026	120,364,827	$120	132,446,301	$132	$271,892	$166,508	$8,063	$455,033	$901,748
See accompanying Notes to the Consolidated Financial Statements (Unaudited)

Ryan Specialty Holdings, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	125,411,089	$125	136,456,313	$136	$506,258	$122,939	$(1,796)	$470,623	$1,098,285
Net income (loss)	—	—	—	—	—	(27,642)	—	23,253	(4,389)
Issuance of common stock	81,137	—	—	—	—	—	—	—	—
Exchange of LLC equity for common stock	540,663	1	(498,664)	—	803	—	—	(804)	—
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,959)	—	—	(15,959)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(6,925)	(6,925)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(68,593)	—	—	29,746	(38,847)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(8,443)	(8,443)
Change in share of equity method investment’s other comprehensive loss	—	—	—	—	—	—	(1,315)	(1,594)	(2,909)
Loss on interest rate cap, net	—	—	—	—	—	—	(898)	(1,107)	(2,005)
Foreign currency translation adjustments	—	—	—	—	—	—	8,481	10,151	18,632
Equity-based compensation	—	—	—	—	19,978	—	—	(105)	19,873
Balance at March 31, 2025	126,032,889	$126	135,957,649	$136	$458,446	$79,338	$4,472	$514,795	$1,057,313
Net income	—	—	—	—	—	51,976	—	72,729	124,705
Issuance of common stock	432,507	—	1,437	—	—	—	—	—	—
Exchange of LLC equity for common stock	643,992	1	(550,817)	(1)	1,112	—	—	(1,112)	—
Forfeiture of common stock	(1,233)	—	—	—	—	—	—	—	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	(214)	—	—	(450)	(664)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(15,962)	—	—	(15,962)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(6,907)	(6,907)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	1,297	—	—	—	1,297
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(25,905)	(25,905)
Change in share of equity method investments’ other comprehensive income	—	—	—	—	—	—	776	799	1,575
Loss on interest rate cap, net	—	—	—	—	—	—	(329)	(682)	(1,011)
Foreign currency translation adjustments	—	—	—	—	—	—	10,436	17,347	27,783
Equity-based compensation	—	—	—	—	18,476	—	—	1,449	19,925
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	127,108,155	$127	135,408,269	$135	$479,117	$115,352	$15,355	$572,063	$1,182,149
Net income	—	—	—	—	—	31,085	—	31,518	62,603
Issuance of common stock	942,471	1	318,474	1	9,576	—	—	10,829	20,407
Forfeiture and retirement of common stock	(31,803)	—	—	—	1,331	(1,463)	—	—	(132)
Exchange of LLC equity for common stock	684,412	1	(643,896)	(1)	1,316	—	—	(1,316)	—
Equity awards withheld for settlement of employee tax obligations	—	—	—	—	—	—	—	(151)	(151)
Class A common stock dividends and Dividend Equivalents	—	—	—	—	—	(16,125)	—	—	(16,125)
Distributions and Declared Distributions to non- controlling LLC Unitholders	—	—	—	—	—	—	—	(6,893)	(6,893)
Tax Receivable Agreement liability and deferred taxes arising from LLC interest ownership changes	—	—	—	—	(1,676)	—	—	—	(1,676)
Distributions declared for non-controlling interest holders’ tax	—	—	—	—	—	—	—	(9,070)	(9,070)
Change in share of equity method investment’s other comprehensive income	—	—	—	—	—	—	239	341	580
Loss on interest rate cap, net	—	—	—	—	—	—	(782)	(1,113)	(1,895)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,736)	(5,380)	(9,116)
Equity-based compensation	—	—	—	—	620	—	—	10,570	11,190
Balance at September 30, 2025	128,703,235	$129	135,082,847	$135	$490,284	$128,849	$11,076	$601,398	$1,231,871
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
Accordingly, the Company consolidates the financial results of New LLC, and therefore the LLC, and reports the non-
controlling interests of New LLC’s Common Units on its consolidated financial statements. As the LLC is substantively the same as New LLC, for the purpose of this document, we will refer to both New LLC and the LLC as the “LLC”. As of
September 30, 2026, the Company owned 47.6% of the outstanding LLC Common Units.
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
New Accounting Pronouncements Recently Adopted
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
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which includes amendments that provide clarification, correct technical errors, and make minor improvements with the intent to make the Accounting Standards
Codification easier to understand and apply. This ASU is effective for annual reporting periods beginning after December
15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company early adopted this ASU prospectively on January 1, 2026, with no material impact to its consolidated financial statements or disclosures.
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

2.      Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by Specialty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wholesale Brokerage	$394,283	$376,788	$1,270,881	$1,214,741
Binding Authority	93,012	89,636	303,182	286,110
Underwriting Management	287,786	273,128	886,649	755,686
Total Net commissions and fees	$775,081	$739,552	$2,460,712	$2,256,537
Contract Balances
Contract assets, which arise primarily from the Company’s supplemental and contingent commission arrangements, medical stop loss business, and multi-year structured solutions business, are included within Commissions and fees receivable – net on the Consolidated Balance Sheets. The contract assets balance was $55.8 million and $65.4 million as of
September 30, 2026 and December 31, 2025, respectively. The contract liability balance related to deferred revenue, which is included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $17.3 million and
$10.0 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended
September 30, 2026, $1.2 million and $9.3 million, respectively, of the contract liabilities outstanding as of December 31,
2025, were recognized as revenue.
3.      Mergers and Acquisitions
There were no material acquisitions completed during the nine months ended September 30, 2026.
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
On December 1, 2025, the Company completed the acquisition of Stewart Specialty Risk Underwriting Ltd., an MGU
specializing in underwriting large-account, high-hazard property and casualty solutions, based in Toronto, Canada, for
$124.3 million of cash consideration and $8.1 million of the Company’s Class A common stock. During the nine months ended September 30, 2026, a measurement period adjustment related to net working capital of $1.3 million was recognized as an increase in Goodwill on the Consolidated Balance Sheets.

The Company recognized acquisition-related expenses, which include advisory, legal, accounting, valuation, and diligence-
related costs, for the acquisitions completed during the nine months ended September 30, 2025, of $0.3 million and $11.8 million during the three and nine months ended September 30, 2025, respectively, in General and administrative expense on the Consolidated Statements of Income. The Company recognized aggregate revenue of $23.2 million and $78.5 million related to these acquisitions from their respective acquisition dates during the three and nine months ended September 30,
2025, respectively. Estimated tax deductible goodwill of $39.3 million was generated as a result of these acquisitions.
Estimates and assumptions used in the acquisition valuations are subject to change within the measurement period up to one year from each acquisition date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions completed during the nine months ended September 30, 2025, occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the date indicated or of results that may occur in the future.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenue	$754,577	$2,325,123
Net income	69,433	246,109
The unaudited pro forma financial information includes adjustments related to incremental amortization expense on acquired intangible assets, transaction costs, incremental income tax expense related to the Common Control
Reorganization (“CCR”), and the consequential tax effects of the pro forma adjustments. See Note 16, Income Taxes for further information regarding the CCR.
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
fair value of estimated contingent consideration and contingently returnable consideration within Change in contingent consideration, and recognizes accretion of the discount on these assets or liabilities within Interest expense, net, on the
Consolidated Statements of Income. The table below summarizes the amounts recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in contingent consideration	$(10,658)	$11,968	$34,187	$(2,833)
Interest expense, net	1,892	1,922	6,473	5,909
Total	$(8,766)	$13,890	$40,660	$3,076
As of September 30, 2026, the aggregate amount of maximum consideration related to acquisitions was $500.2 million of contingent consideration and $6.6 million of contingently returnable consideration.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Business platform optimization	$10,839	$40,879
Compensation and benefits	13,248	21,103
Total	$24,087	$61,982
For the three and nine months ended September 30, 2026, the Company recognized restructuring expenses of $19.7 million and $33.3 million, respectively, including contractor costs, in Compensation and benefits, and $4.4 million and $28.7 million, respectively, in General and administrative expense on the Consolidated Statements of Income. General and
administrative expense recognized during the nine months ended September 30, 2026, included $11.7 million related to the impairment of internally-developed software.
The following table presents a summary of changes in the restructuring liability:

	Business Platform Optimization	Compensation and Benefits	Total
Balance at January 1, 2026	$—	$—	$—
Charges	62,521	21,103	83,624
Payments	(34,881)	(12,643)	(47,524)
Non-cash adjustments	(11,704)	—	(11,704)
Balance at September 30, 2026	$15,936	$8,460	$24,396
Charges in the table above include both costs expensed and capitalized during the period. As of September 30, 2026, $7.2 million of the restructuring liability was included in Accounts payable and accrued liabilities, and $15.4 million and $1.8 million were included in Current Accrued compensation and Non-current Accrued compensation, respectively, on the
Consolidated Balance Sheets.
5.      Receivables and Other Current Assets
Receivables
The Company had receivables of $576.1 million and $489.0 million outstanding as of September 30, 2026 and
December 31, 2025, respectively, which were recognized within Commissions and fees receivable – net on the
Consolidated Balance Sheets. Commissions and fees receivable is net of an allowance for expected credit losses. The
Company’s allowance for expected credit losses is based on a combination of factors, including evaluation of historical write-offs, current economic conditions, aging of balances, and other qualitative and quantitative analyses.
The following table provides a summary of changes in the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$4,613	$3,706	$4,095	$3,018
Write-offs	(1,714)	(1,449)	(3,799)	(3,660)
Increase in provision	3,505	2,361	6,108	5,260
Balance at end of period	$6,404	$4,618	$6,404	$4,618

Other Current Assets
Major classes of other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$52,013	$62,995
Other current receivables	24,602	37,442
Total Other current assets	$76,615	$100,437
Other current receivables contain service receivables from Geneva Re, Ltd (“Geneva Re”). See Note 15, Related Parties,
for further information regarding related parties.
6.      Leases
The Company has operating leases with various terms through February 2038, primarily for office space and office equipment. The following table provides additional information about the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease costs
Operating lease costs	$9,149	$10,060	$26,978	$26,920
Short-term lease costs
Operating lease costs	178	297	547	1,351
Sublease income	(141)	(174)	(419)	(439)
Lease costs – net	$9,186	$10,183	$27,106	$27,832

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases			$29,489	$25,452
Non-cash related activities
Right-of-use assets obtained in exchange for new operating lease liabilities			15,057	20,283
Amortization of right-of-use assets for operating leases			19,685	19,982
Weighted-average discount rate (percent)
Operating leases			5.5%	5.4%
Weighted-average remaining lease term (years)
Operating leases			6.3	7.0

7.      Debt
Substantially all of the Company’s debt is carried at outstanding principal balance, less debt issuance costs and any unamortized discount. The following table is a summary of the Company’s outstanding debt:

	September 30, 2026	December 31, 2025
Term debt
7-year term loan facility, periodic interest and quarterly principal payments, Adjusted Term SOFR + 2.00%, matures September 13, 2031	$1,649,991	$1,659,629
Senior secured notes
8-year senior secured notes, semi-annual interest payments, 4.38%, mature February 1, 2030	399,085	402,677
8-year senior secured notes, semi-annual interest payments, 5.88%, mature August 1, 2032	1,194,123	1,209,908
Revolving debt
5-year revolving loan facility, periodic interest payments, Adjusted Term SOFR + up to 2.50%, plus commitment fees of 0.25%-0.50%, matures July 30, 2029	424,487	74,062
Premium financing notes
Commercial notes, periodic interest and principal payments, 4.75%, expire March 15, 2027	314	—
Commercial notes, periodic interest and principal payments, 4.75%, expire May 15, 2027	4,302	—
Commercial notes, periodic interest and principal payments, 4.75%, expire June 15, 2027	775	—
Commercial notes, periodic interest and principal payments, 4.75%, expire June 21, 2027	3,412	—
Commercial notes, periodic interest and principal payments, 5.25%, expired May 1, 2026	—	2,519
Commercial notes, periodic interest and principal payments, 5.25%, expired June 1, 2026	—	499
Commercial notes, periodic interest and principal payments, 5.25%, expired June 21, 2026	—	2,355
Total debt	$3,676,489	$3,351,649
Less: Short-term debt and current portion of long-term debt	(42,433)	(60,187)
Long-term debt	$3,634,056	$3,291,462
Term Loan
As of September 30, 2026, $1,670.3 million of the Term Loan principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $20.5 million. As of December 31, 2025, $1,683.0 million of the principal was outstanding, $0.3 million of interest was accrued, and the related unamortized deferred issuance costs were $23.6 million.
Revolving Credit Facility
The Revolving Credit Facility had a borrowing capacity of $1,400.0 million as of September 30, 2026 and December 31,
2025. Due to the nature of the instrument, the deferred issuance costs related to the facility of $5.9 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively, were included in Other non-current assets on the
Consolidated Balance Sheets. The commitments available to be borrowed under the Revolving Credit Facility were $977.2 million as of September 30, 2026, as the facility was drawn on by $422.8 million. The commitments available to be borrowed under the Revolving Credit Facility were $1,326.8 million as of December 31, 2025, as the facility was drawn on by $73.2 million.
The Company pays a commitment fee on undrawn amounts under the facility of 0.25%-0.50%. As of September 30, 2026 and December 31, 2025, the Company accrued $0.6 million and $0.8 million, respectively, of unpaid commitment fees related to the Revolving Credit Facility in Short-term debt and current portion of long-term debt on the Consolidated

Balance Sheets. As of September 30, 2026 and December 31, 2025, accrued interest on the facility was $1.1 million and
$0.1 million, respectively.
Senior Secured Notes due 2030
In February 2022, the LLC issued $400.0 million of Senior Secured Notes. As of September 30, 2026 and December 31,
2025, accrued interest on the notes was $2.9 million and $7.3 million, respectively, and the related unamortized deferred issuance costs were $3.8 million and $4.6 million, respectively.
Senior Secured Notes due 2032
In September 2024, the LLC issued $600.0 million of Senior Secured Notes at par. In December 2024, the LLC issued an additional $600.0 million of Senior Secured Notes at a price of 99.5% of their face value plus accrued interest from
September 19, 2024. The notes issued in December 2024 were issued as additional notes under the same indenture as the notes that were issued in September 2024 and, as such, form a single series and trade interchangeably with the previously issued senior secured notes due 2032. As of September 30, 2026 and December 31, 2025, accrued interest on the notes was
$11.8 million and $29.4 million, respectively, and the related unamortized deferred issuance costs, including discount, were
$17.6 million and $19.5 million, respectively.
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
Preferred Stock
There were no shares of preferred stock outstanding as of September 30, 2026 or December 31, 2025. Under the terms of the amended and restated certificate of incorporation, the Board is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
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
During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 12,658,436 shares of its Class A common stock in open market transactions for an aggregate purchase price of $450.3 million, inclusive of broker commissions and exclusive of excise taxes. As of September 30, 2026, $150.0 million remained available for repurchases under the program.
Dividends
During the three months ended September 30, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per share on the Company’s outstanding Class A common stock. During the nine months ended
September 30, 2026, $48.9 million of dividends were paid on Class A common stock.
Non-controlling Interests
The Company is the sole managing member of the LLC. As a result, the Company consolidates the LLC in its consolidated financial statements, resulting in non-controlling interests related to the LLC Common Units not held by the Company. As of September 30, 2026 and December 31, 2025, the Company owned 47.6% and 49.1%, respectively, of the economic interests in the LLC, while the non-controlling interest holders owned the remaining 52.4% and 50.9%, respectively, of the economic interests in the LLC.
Weighted-average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) (“OCI”) to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage was 52.9% and 51.2% for the three months ended September 30,
2026 and 2025, respectively, and 52.0% and 51.6% for the nine months ended September 30, 2026 and 2025, respectively.
During the three months ended September 30, 2026, the Company declared a regular quarterly cash distribution of $0.06 per unit on the LLC’s outstanding LLC Common Units. During the nine months ended September 30, 2026, $24.1 million in distributions were paid to the non-controlling interest holders of the LLC Common Units.
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
Separately, certain employees were granted one or more of the following new awards: (i) Restricted Stock Units (“RSUs”),
(ii) Staking Options, (iii) Restricted LLC Units (“RLUs”), or (iv) Staking Class C Incentive Units. The terms of these awards are described below. All awards granted as part of the Organizational Transactions and the IPO were subject to non-linear transfer restrictions for at least the five-year period following the IPO.
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

Restricted Stock Units (RSUs)
IPO RSUs
Related to the IPO, the Company granted RSUs to certain employees. The IPO RSUs either vested pro rata over 5 years from the grant date or vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30%
vesting in year 10.
Incentive RSUs
Incentive RSUs vest either 100% 3 or 5 years from the grant date, pro rata over 5 years from the grant date, over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4, and 5, or over 7 years from the grant date, with
20% vesting in each of years 3 through 7.
Upon vesting, RSUs automatically convert on a one-for-one basis into Class A common stock.

	Nine Months Ended September 30, 2026
	IPO RSUs		Incentive RSUs
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	2,046,961	$23.22	2,553,441	$49.49
Granted	—	—	2,793,410	39.66
Vested	(498,732)	22.89	(594,627)	41.15
Forfeited	(28,960)	23.20	(86,348)	46.75
Unvested at end of period	1,519,269	$23.34	4,665,876	$44.72
Stock Options
Reload and Staking Options
As part of the Organizational Transactions and IPO, certain employees were granted Reload Options or Staking Options that entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the IPO price of
$23.50. The Reload Options vested either 100% 3 years from the grant date or over 5 years from the grant date, with one-
third of the grant vesting in each of years 3, 4, and 5. In general, vested Reload Options are exercisable up to the tenth anniversary of the grant date. The Staking Options vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10. Staking Options are exercisable up to one year after their vest date.
Incentive Options
Incentive Options entitle the award holder to future purchases of Class A common stock, on a one-for-one basis, at the respective exercise prices. The Incentive Options vest either over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4, and 5, or pro rata over 7 years from the grant date. In general, vested Incentive Options are exercisable up to the tenth anniversary of the grant date.

	Nine Months Ended September 30, 2026
	Reload Options[1]	Staking Options[1]	Incentive Options	Incentive Options Weighted Average Exercise Price
Outstanding at beginning of period	3,393,326	66,667	271,247	$44.34
Granted	—	—	2,071,654	31.58
Exercised	(390,244)	(13,332)	(2,835)	34.39
Forfeited or expired	(40,613)	—	(24,899)	49.81
Outstanding at end of period	2,962,469	53,335	2,315,167	$32.87
1 As the Reload and Staking Options were one-time grants at the IPO, the weighted-average exercise price for any movements in these awards will perpetually be $23.50. As such, the values are not presented in the table above.

The fair values of Incentive Options granted during the nine months ended September 30, 2026, were determined using the
Black-Scholes option pricing model with the following assumptions:

Incentive Options
Volatility	32.5% - 35.0%
Time to maturity (years)	7.0
Risk-free rate	4.2% - 4.4%
Dividend yield	1.2% - 1.8%
Fair value per option	$10.82 - $16.45
The use of a valuation model for the Options requires management to make certain assumptions with respect to selected model inputs. The expected volatilities were calculated based on the observed volatilities for comparable companies. The expected time to maturity was based on the weighted-average vesting terms and contractual terms of the awards. The risk-
free interest rates were based on U.S. Treasury rates commensurate with the expected life of the awards. The dividend yields were based on the Company’s expected dividend rates.
As of September 30, 2026, there were 2,962,469, 6,666, and 96,258 exercisable Reload, Staking, and Incentive Options, respectively. The aggregate intrinsic values and weighted-average remaining contractual terms of Stock Options outstanding and exercisable as of September 30, 2026, were as follows:

Aggregate intrinsic value ($ in thousands):
Reload Options outstanding and exercisable	$39,993
Staking Options outstanding	720
Staking Options exercisable	90
Incentive Options outstanding	13,418
Incentive Options exercisable	195
Weighted-average remaining contractual term (in years):
Reload Options outstanding and exercisable	4.7
Staking Options outstanding	3.9
Staking Options exercisable	0.8
Incentive Options outstanding	9.1
Incentive Options exercisable	4.2
Restricted LLC Units (RLUs)
IPO RLUs
Related to the IPO, the Company granted RLUs to certain employees that either vested pro rata over 5 years from the grant date or vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year 10.
Incentive RLUs
Incentive RLUs vest either 100% 3 years from the grant date, pro rata over 3 or 5 years from the grant date, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

Upon vesting, RLUs convert on a one-for-one basis into either LLC Common Units or Class A common stock at the election of the Company.

	Nine Months Ended September 30, 2026
	IPO RLUs		Incentive RLUs
	Restricted LLC Units	Weighted Average Grant Date Fair Value	Restricted LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,138,946	$25.10	638,648	$44.89
Granted	—	—	—	—
Vested	(154,598)	25.05	(84,527)	40.39
Forfeited	(97,111)	25.11	—	—
Unvested at end of period	887,237	$25.11	554,121	$45.55
Class C Incentive Units
Reload and Staking Class C Incentive Units
As part of the Organizational Transactions and IPO, certain employees were granted Reload Class C Incentive Units or
Staking Class C Incentive Units, which are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Reload Class C
Incentive Units vested either 100% 3 years from the grant date or over 5 years from the grant date, with one-third of the grant vesting in each of years 3, 4, and 5. The Staking Class C Incentive Units either vested pro rata over 5 years from the grant date or vest over 10 years from the grant date, with 10% vesting in each of years 3 through 9 and 30% vesting in year
10.
Class C Incentive Units
Class C Incentive Units are profits interests. When the value of Class A common stock exceeds the participation threshold, vested profits interests may be exchanged for LLC Common Units of equal value. On exchange, the LLC Common Units are immediately redeemed on a one-for-one basis for Class A common stock. The Class C Incentive Units vest over 8 years from the grant date, with 15% vesting in each of years 3 through 7 and 25% vesting in year 8, or over 7 years from the grant date, with 20% vesting in each of years 3 through 7.

	Nine Months Ended September 30, 2026
	Reload Class C Incentive Units	Staking Class C Incentive Units	Class C Incentive Units	Class C Incentive Units Weighted Average Participation Threshold
Unvested at beginning of period	457,832	1,333,336	450,822	$36.86
Granted	—	—	—	—
Vested	(457,832)	(271,667)	(84,165)	36.94
Forfeited	—	(70,000)	—	—
Unvested at end of period	—	991,669	366,657	$36.63
As the Reload and Staking Class C Incentive Units were one-time grants at the IPO, the weighted-average participation threshold for these awards will be consistent across any type of movement. The weighted-average participation threshold for Reload and Staking Class C Incentive Units was $22.96 and $23.14 as of September 30, 2026 and December 31, 2025,
respectively. The decrease in the participation thresholds for the various types of Class C Incentive Units was due to the distributions declared with respect to these awards during the nine months ended September 30, 2026.
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
In general, the PSUs and PLUs vest 5 years from the grant date. PSUs represent the right to receive Class A common shares and PLUs represent the right to receive LLC Common Units upon vesting. If the minimum threshold of the TSR
CAGR is achieved, and the other required targets are achieved, the TSR CAGR target and, if applicable, the individual revenue target, will determine how many Class A common shares or LLC Common Units, as applicable, the awards vest into. Assuming at least the minimum thresholds are met, the awards will vest into between 75% and 150% of the applicable target stock or units, which will be calculated on a graduated basis. Confirmation of the targets will not occur until after earnings are reported for the final fiscal year in the award’s performance period. The probability of achieving the performance metrics is assessed each reporting period for expense purposes. During the three months ended September 30,
2025, it was determined that a performance metric for the executive PSUs and PLUs granted in fiscal year 2024 was not probable of being achieved and, as a result, the expense previously recognized for these awards was reversed. During the three months ended September 30, 2026, it was determined that a performance metric for certain PSUs granted in fiscal year 2025 was not probable of being achieved and, as a result, the expense previously recognized for these awards was reversed.

	Nine Months Ended September 30, 2026
	PSUs		PLUs
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance LLC Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,612,920	$27.73	487,218	$24.40
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(26,797)	27.53	(25,310)	24.40
Unvested at end of period	1,586,123	$27.74	461,908	$24.40
Non-Employee Director Stock Grants
The Company grants RSUs to non-employee directors serving as members of the Company’s Board of Directors (“Director
Stock Grants”). The Director Stock Grants are fully vested upon grant. The Company granted 56,600 Director Stock Grants with a weighted-average grant date fair value of $34.74 and 23,230 Director Stock Grants with a weighted-average grant date fair value of $69.94 during the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the Company accrued $1.7 million and $0.2 million related to Dividend Equivalents and
Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.0 million and $0.5 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the Consolidated
Balance Sheets. As of December 31, 2025, the Company accrued $1.1 million and $0.1 million related to Dividend
Equivalents and Declared Distributions, respectively, in Accounts payable and accrued liabilities, and $4.3 million and $0.6 million related to Dividend Equivalents and Declared Distributions, respectively, in Other non-current liabilities on the
Consolidated Balance Sheets.

Equity-Based Compensation Expense
The following table includes the equity-based compensation the Company recognized by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
IPO awards
IPO RSUs and Staking Options	$1,082	$1,706	$4,217	$6,787
IPO RLUs and Staking Class C Incentive Units	(996)	1,633	1,596	5,583
Incremental Restricted Stock and Reload Options	22	246	182	1,046
Incremental Restricted Common Units and Reload Class C Incentive Units	15	172	148	718
Pre-IPO incentive awards
Restricted Stock	—	114	—	436
Restricted Common Units	—	36	—	133
Post-IPO incentive awards
Incentive RSUs	17,809	8,266	41,270	25,033
Incentive RLUs	1,604	1,884	5,034	5,760
Incentive Options	1,989	44	2,813	2,002
Class C Incentive Units	324	450	1,084	1,404
PSUs	(9,221)	(646)	(5,778)	2,792
PLUs	—	(3,276)	—	(2,058)
Other expense
Director Stock Grants	600	561	1,402	1,352
Total equity-based compensation expense	$13,228	$11,190	$51,968	$50,988
As of September 30, 2026, the unrecognized equity-based compensation expense and the related weighted-average remaining expense period, as applicable, related to the types of equity-based compensation awards described above were as follows:

	Amount	Weighted Average Remaining Expense Period (Years)
IPO RSUs	$13,085	3.8
Incentive RSUs	131,481	3.2
Incentive Options	22,374	3.5
PSUs	377	3.5
IPO RLUs	8,661	3.8
Incentive RLUs	6,601	2.0
Staking Class C Incentive Units	2,394	3.9
Class C Incentive Units	2,425	2.6
Total unrecognized equity-based compensation expense	$187,398

10.     Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Ryan Specialty Holdings, Inc. by the weighted-
average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed giving effect to potentially dilutive shares, including LLC equity awards and the non-controlling interests’ LLC Common
Units that are exchangeable into Class A common stock. As shares of Class B common stock do not share in earnings and are not participating securities, they are not included in the Company’s calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share of Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$88,048	$62,603	$237,026	$182,919
Less: Net income attributable to non-controlling interests	51,367	31,518	140,384	127,500
Net income attributable to Ryan Specialty Holdings, Inc.	$36,681	$31,085	$96,642	$55,419
Numerator:
Net income attributable to Class A common shareholders – basic	$36,681	$31,085	$96,642	$55,419
Add: Income attributed to dilutive shares	38,042	23,376	962	1,233
Net income attributable to Class A common shareholders – diluted	$74,723	$54,461	$97,604	$56,652
Denominator:
Weighted-average shares of Class A common stock outstanding – basic	121,362,673	127,940,211	125,307,710	126,623,069
Add: Dilutive shares	140,799,214	145,521,423	7,176,888	11,466,811
Weighted-average shares of Class A common stock outstanding – diluted	262,161,887	273,461,634	132,484,598	138,089,880
Earnings per share
Earnings per share of Class A common stock – basic	$0.30	$0.24	$0.77	$0.44
Earnings per share of Class A common stock – diluted	$0.29	$0.20	$0.74	$0.41
The following numbers of shares were excluded from the calculation of diluted earnings per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Conversion of non-controlling interest LLC Common Units[1]	—	—	133,979,947	135,643,591
Incentive RSUs	782,159	468,126	782,159	—
Incentive Options	522,353	—	522,353	—
Class C Incentive Units	195,822	—	195,822	—
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
For the three and nine months ended September 30, 2025, the decreases of $3.9 million and $10.8 million, respectively, in the fair value of the interest rate cap were recognized in OCI. See Note 16, Income Taxes, for further information on the tax effects on OCI related to the interest rate cap. The location and gains (losses) related to the interest rate cap were recognized on the Consolidated Statements of Income as follows:

	Income Statement Caption	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest rate cap premium amortization	Interest expense, net	$(1,739)	$(5,216)
Amounts reclassified out of other comprehensive income related to the interest rate cap	Interest expense, net	4,045	11,978
Total impact of derivatives designated as hedging instruments		$2,306	$6,762
See Note 13, Fair Value Measurements, for information on the fair value of the interest rate cap.
12.     Variable Interest Entities
As discussed in Note 1, Basis of Presentation, the Company consolidates the LLC as a VIE under ASC 810. The
Company’s financial position, financial performance, and cash flows effectively represent those of the LLC as of and for the nine months ended September 30, 2026, with the exception of Cash and cash equivalents of $45.5 million, Other current assets of $6.4 million, Deferred tax assets of $251.2 million, Accounts payable and accrued liabilities of $4.7 million, Other non-current liabilities of $4.0 million, and the entire balance of the Tax Receivable Agreement liabilities of
$485.1 million on the Consolidated Balance Sheets, which are attributable solely to Ryan Specialty Holdings, Inc. As of
December 31, 2025, Cash and cash equivalents of $22.5 million, Other current assets of $18.3 million, Deferred tax assets of $309.1 million, Accounts payable and accrued liabilities of $1.1 million, Other non-current liabilities of $4.3 million, and the entire balance of the Tax Receivable Agreement liabilities of $459.0 million on the Consolidated Balance Sheets were attributable solely to Ryan Specialty Holdings, Inc.
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
The carrying amount of financial assets and liabilities reported on the Consolidated Balance Sheets for commissions and fees receivable – net, other current assets, accounts payable, short-term debt, and other accrued liabilities as of
September 30, 2026 and December 31, 2025, approximate fair value because of the short-term duration of these instruments. The fair value of long-term debt, including the Term Loan, Senior Secured Notes, and any current portion of such debt, was $3,192.4 million and $3,308.4 million as of September 30, 2026 and December 31, 2025, respectively. The fair value of the Term Loan and Senior Secured Notes would be classified as Level 2 in the fair value hierarchy. See Note
7, Debt, for the carrying values of the Company’s debt.
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

Contingent Consideration
The fair values of contingent consideration and contingently returnable consideration are based on the present value of the future expected payments to be made to the sellers and to be received from the sellers, respectively, of certain acquired businesses in accordance with the provisions outlined in the respective purchase agreements, which are Level 3 fair value measurements. In determining fair value, the Company estimates cash payments and receipts based on management’s financial projections of the performance of each acquired business relative to the formula specified by each purchase agreement. The Company utilizes Monte Carlo simulations to evaluate financial projections of each acquired business. The
Monte Carlo models consider forecasted revenue and EBITDA and market risk-adjusted revenue and EBITDA, which are run through a series of simulations. As of September 30, 2026, the models used risk-free rates, expected volatility, and a credit spread that ranged from 2.7% to 4.4%, 7.0% to 28.6%, and 0.5% to 2.4%, respectively. As of December 31, 2025, the models used risk-free rates, expected volatility, and a credit spread that ranged from 1.9% to 3.7%, 6.2% to 21.5%, and
0.8% to 2.7%, respectively. The Company discounts the expected payments created by the Monte Carlo model to present value using a risk-adjusted rate that takes into consideration the market-based rates of return that reflect the ability of the acquired entity to achieve its targets. The discount rate ranges used to present value the cash payments were 4.6% to 6.3%
and 4.2% to 6.4% as of September 30, 2026 and December 31, 2025, respectively.
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

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Contingently returnable consideration	$—	$—	$3,004	$—	$—	$6,550
Liabilities
Contingent consideration	—	—	99,456	—	—	148,388
Total assets and liabilities measured at fair value	$—	$—	$102,460	$—	$—	$154,938
Contingently returnable consideration of $3.0 million and $3.3 million was recorded in Other current assets on the
Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Contingently returnable consideration of $3.3 million was recorded in Other non-current assets on the Consolidated Balance Sheets as of
December 31, 2025. Contingent consideration of $88.5 million and $55.9 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
Contingent consideration of $11.0 million and $92.5 million was recorded in Other non-current liabilities on the
Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

Level 3 Assets and Liabilities Measured at Fair Value
The following is a reconciliation of the beginning and ending balances of the Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Assets
Balance at beginning of period	$3,140	$5,340	$6,550	$5,483
Total gains (losses) included in earnings	(142)	(868)	(28)	409
Foreign currency translation adjustments included in OCI	6	(104)	(106)	403
Settlements	—	—	(3,412)	(1,927)
Balance at end of period	$3,004	$4,368	$3,004	$4,368
Liabilities
Balance at beginning of period	$153,421	$114,627	$148,388	$129,059
Newly established liabilities due to acquisitions	—	—	—	45,558
Total (gains) losses included in earnings	(8,908)	13,022	40,632	3,485
Foreign currency translation adjustments included in OCI	(13)	—	(67)	21
Settlements	(45,044)	—	(89,497)	(49,007)
Acquisition measurement period adjustments	—	—	—	(1,467)
Balance at end of period	$99,456	$127,649	$99,456	$127,649
For the nine months ended September 30, 2026, $0.3 million and $3.1 million of contingently returnable consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash
Flows. For the nine months ended September 30, 2025, the $1.9 million settlement of contingently returnable consideration is presented in the financing section of the Consolidated Statements of Cash Flows. For the nine months ended
September 30, 2026, contingent consideration settlements of $52.1 million and $37.4 million are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows. For the nine months ended
September 30, 2025, $19.4 million and $29.3 million of contingent consideration settlements are presented in the operating and financing sections, respectively, of the Consolidated Statements of Cash Flows.
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
The Company utilizes insurance to provide protection from E&O liabilities that may arise during the ordinary course of business. Ryan Specialty’s E&O insurance provides aggregate coverage for E&O losses up to $150.0 million in excess of a per claim retention amount of $5.0 million. The Company periodically determines a range of possible outcomes using the best available information that relies, in part, on projecting historical claim data into the future. Loss contingencies of $4.1 million and $3.2 million were recorded for outstanding matters as of September 30, 2026 and December 31, 2025, respectively. Loss contingencies exclude the impact of any loss recoveries and are recognized within Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The Company recognized the net impact of loss contingencies and any loss recoveries of $0.3 million and $0.7 million of E&O expense for the three months ended September 30, 2026 and
2025, respectively, and $3.0 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively, in General and administrative expense on the Consolidated Statements of Income. The historical claim and commercial accommodation data used to project the current estimates may not be indicative of future claim activity. Thus, the estimates could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

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
The Company is not required to contribute any additional capital to RIH, and its maximum exposure to loss on the equity method investment is the total invested capital of $47.0 million. The Company may be exposed to losses arising from the equity method investment as a result of underwriting losses recognized at Geneva Re or losses on Geneva Re’s investment portfolio. The carrying value of the Company’s equity method investment in RIH was $109.9 million and $92.7 million as of September 30, 2026 and December 31, 2025, respectively. RIH has committed to contribute additional capital to GRP over the next several years. Patrick G. Ryan, through a trust of which he is the beneficiary and co-trustee, has committed to personally fund any such additional capital contributions. Any such additional capital contributions under this commitment will not affect the relative ownership of RIH’s common equity.
Velocity Specialty Insurance Company
On May 1, 2025, the Company acquired a 9.9% interest in Velocity Specialty Insurance Company (“VSIC”), an insurance carrier writing middle market and small to medium business risks in catastrophe exposed areas, for $16.6 million. The carrying value of the Company’s equity method investment in VSIC was $17.3 million as of December 31, 2025. In the first quarter of 2026, the Company’s ownership of VSIC decreased to 5.2% as a result of a capital contribution made by another investor in exchange for equity issued by VSIC. On July 10, 2026, the Company sold its remaining interest in
VSIC for $23.3 million. The ownership dilution and sale of the remaining interest in VSIC resulted in gains of $4.6 million and $5.3 million recognized within Income from equity method investments on the Consolidated Statements of Income during the three and nine months ended September 30, 2026, respectively.
Other Related Parties
Geneva Re
The Company has a service agreement with Geneva Re to provide both administrative services to, as well as disburse payments for costs directly incurred by, Geneva Re. These direct costs include compensation expenses incurred by employees of Geneva Re. The Company had $0.1 million and $0.3 million due from Geneva Re under this agreement as of
September 30, 2026 and December 31, 2025, respectively.
Ryan Re Services Agreements with Geneva Re
Ryan Re, a wholly owned subsidiary of the Company, is party to a services agreement with Geneva Re to provide, among other services, certain underwriting and administrative services to Geneva Re. Ryan Re receives a service fee equal to
115% of the administrative costs incurred by Ryan Re in providing these services to Geneva Re. Revenue earned from
Geneva Re was $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and
$1.4 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. Receivables due from
Geneva Re under this agreement were $0.5 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively.

Ryan Re is party to a services agreement with Geneva Re under which Ryan Re subcontracts certain services to Geneva Re that are required for the segregated account of the Segregated Account Company on behalf of the Third-party Insurer. The
Company incurred expense of $5.3 million and $2.8 million during the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $8.2 million during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company had prepaid expenses of $8.3 million and $6.4 million, respectively, related to this services agreement. The prepaid expenses are included in Other current assets on the
Consolidated Balance Sheets.
Company Leasing of Corporate Jets
In the ordinary course of its business, the Company charters executive jets for business purposes from Executive Jet
Management (“EJM”), a third-party service provider. Mr. Ryan indirectly owns aircraft that he leases to EJM for EJM’s charter operations for which he receives remuneration from EJM. The Company pays market rates for chartering aircraft through EJM, unless the particular aircraft chartered is one that Mr. Ryan indirectly owns, in which case the Company receives a discount and pays below market rates. Generally, the Company has been able to charter aircraft indirectly owned by Mr. Ryan and make use of this discount. The Company recognized expense related to business usage of the aircraft of
$0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and
$0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Option Settlement Agreement
In connection with the Company’s grant of incentive stock options to certain employees during the nine months ended
September 30, 2026, the Company entered into and subsequently amended an option settlement agreement (the “Option
Settlement Agreement”) with a trust for which the Ryan Parties serve as trustees. The purpose of the Option Settlement
Agreement is to offset the dilutive effect of the grant and exercise of these incentive stock options on the Company’s outstanding Class A common stock, such that the related incentive stock option exercises and share repurchases from the
Option Settlement Agreement are expected to result in zero incremental shares outstanding.
Pursuant to the Option Settlement Agreement, the Company has a conditional obligation to repurchase shares from the trust upon the exercise of the related incentive stock options by employee option holders. Upon each exercise, the trust will sell to the Company, and the Company will repurchase from the trust, shares of Class A common stock at the applicable option exercise price equal to the number of shares underlying the exercised options, up to an aggregate repurchase amount of
$65.6 million. Shares repurchased under the Option Settlement Agreement will be retired upon repurchase.
Repurchases made under the Option Settlement Agreement will be effected outside of the Company’s authorized share repurchase program and will not count toward any repurchase limitations established under that program. Because the
Company’s repurchase obligation is initially conditional and relates to a variable number of shares, no liability is recognized until the underlying incentive stock options are exercised and the obligation to repurchase shares becomes unconditional. The Option Settlement Agreement expires on September 8, 2036.
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
Effective Tax Rate
The Company’s effective tax rate from continuing operations was 8.50% and (4.70)% for the three months ended
September 30, 2026 and 2025, respectively, and 13.50% and 26.40% for the nine months ended September 30, 2026 and
2025, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025, were lower than the
21% statutory rate primarily as a result of the vesting of RSUs, exercising of Stock Options, and the income attributable to the non-controlling interests. The effective tax rate for the nine months ended September 30, 2026, was lower than the 21%
statutory rate primarily as a result of the income attributable to the non-controlling interests. The effective tax rate for the nine months ended September 30, 2025, was higher than the 21% statutory rate primarily as a result of the non-cash deferred income tax expense from the CCR related to the acquisition of Velocity, which is described below, offset by a decrease related to the vesting of RSUs, exercising of Stock Options, and the income attributable to the non-controlling interests.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2026, that, if recognized, would affect the annual effective tax rate. The Company does not anticipate material changes in unrecognized tax benefits within the next twelve-month period.
Deferred Taxes
The Company reported Deferred tax assets, net of deferred tax liabilities where appropriate, of $252.2 million and $310.1 million as of September 30, 2026 and December 31, 2025, respectively, on the Consolidated Balance Sheets. The decrease in the Deferred tax assets during the nine months ended September 30, 2026, was primarily attributable to repurchases of
Class A common stock. As of September 30, 2026, the Company concluded that, based on the weight of all available positive and negative evidence, the deferred tax assets with respect to the Company’s basis difference in its investment in the LLC are more likely than not to be realized. As such, no valuation allowance has been recognized against that basis difference.
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
Based on current projections, the Company anticipates having sufficient taxable income to be able to realize the benefits and has recorded Tax Receivable Agreement liabilities of $485.1 million related to these benefits on the Consolidated
Balance Sheets as of September 30, 2026. The following summarizes activity related to the Tax Receivable Agreement liabilities:

	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	17,825	1,810	5,622	25,257
Accrued interest	—	—	834	834
Balance at September 30, 2026	$289,804	$79,159	$116,125	$485,088
During the nine months ended September 30, 2026 and 2025, increases to the TRA liabilities of $25.3 million and $36.1 million, respectively, due to exchanges of LLC Common Units for Class A common stock were recognized in Additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. During the nine months ended September 30, 2026 and 2025, increases to the TRA liabilities of $0.8 million due to accrued interest were recognized in Other non-operating income on the Consolidated Statements of Income.

Other Comprehensive Income
The following table summarizes the tax effects on the components of OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on interest rate cap	$—	$(237)	$—	$(750)
Gain on interest rate cap reclassified to earnings	—	513	—	1,456
Foreign currency translation adjustments	(38)	1,313	1,806	(5,331)
Change in share of equity method investments’ other comprehensive income (loss)	61	(85)	247	105
Share of equity method investments’ other comprehensive loss reclassified to earnings	(21)	—	(21)	—
17.     Accumulated Other Comprehensive Income (Loss)
Changes in the balance of Accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2025	$13,778	$67	$13,845
Other comprehensive income (loss) before reclassifications	(11,262)	518	(10,744)
Amounts reclassified to earnings	—	—	—
Other comprehensive income (loss)	$(11,262)	$518	$(10,744)
Less: Non-controlling interests	(6,592)	303	(6,289)
Balance at March 31, 2026	$9,108	$282	$9,390
Other comprehensive loss before reclassifications	(1,964)	(1,854)	(3,818)
Amounts reclassified to earnings	—	—	—
Other comprehensive loss	$(1,964)	$(1,854)	$(3,818)
Less: Non-controlling interests	(1,382)	(1,110)	(2,492)
Balance at June 30, 2026	$8,526	$(462)	$8,064
Other comprehensive income (loss) before reclassifications	255	(428)	(173)
Amounts reclassified to earnings	—	149	149
Other comprehensive income (loss)	$255	$(279)	$(24)
Less: Non-controlling interests	144	(167)	(23)
Balance at September 30, 2026	$8,637	$(574)	$8,063

	Gain on Interest Rate Cap	Foreign Currency Translation Adjustments	Change in EMI Other Comprehensive Income (Loss)[1]	Total
Balance at December 31, 2024	$1,435	$(3,010)	$(221)	$(1,796)
Other comprehensive income (loss) before reclassifications	1,414	18,632	(2,909)	17,137
Amounts reclassified to earnings	(3,419)	—	—	(3,419)
Other comprehensive income (loss)	$(2,005)	$18,632	$(2,909)	$13,718
Less: Non-controlling interests	(1,107)	10,151	(1,594)	7,450
Balance at March 31, 2025	$537	$5,471	$(1,536)	$4,472
Other comprehensive income before reclassifications	2,560	27,783	1,575	31,918
Amounts reclassified to earnings	(3,571)	—	—	(3,571)
Other comprehensive income (loss)	$(1,011)	$27,783	$1,575	$28,347
Less: Non-controlling interests	(682)	17,347	799	17,464
Balance at June 30, 2025	$208	$15,907	$(760)	$15,355
Other comprehensive income (loss) before reclassifications	1,637	(9,116)	580	(6,899)
Amounts reclassified to earnings	(3,532)	—	—	(3,532)
Other comprehensive income (loss)	$(1,895)	$(9,116)	$580	$(10,431)
Less: Non-controlling interests	(1,113)	(5,380)	341	(6,152)
Balance at September 30, 2025	$(574)	$12,171	$(521)	$11,076
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net commissions and fees	$775,081	$739,552	$2,460,712	$2,256,537
Fiduciary investment income	14,882	15,025	41,127	43,376
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913

Compensation-related expense[1]	443,373	417,217	1,400,151	1,268,059
General and administrative expense[2]	102,144	101,827	298,306	287,414
Other segment items[3]	45,668	38,979	146,925	131,220

Depreciation and amortization	68,608	73,795	206,530	213,975
Change in contingent consideration	(10,658)	11,968	34,187	(2,833)
Interest income	(1,381)	(1,749)	(4,180)	(6,334)
Interest expense	58,645	58,093	171,826	175,520
Income from equity method investments	(11,840)	(4,957)	(24,410)	(15,050)
Other non-operating income	(784)	(402)	(1,520)	(636)
Income tax expense (benefit)	8,140	(2,797)	36,998	65,659
Net income	$88,048	$62,603	$237,026	$182,919
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
Geographic Information
Revenue is primarily recognized based on the country in which the services are performed. The following table illustrates the geographic regions for the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$743,302	$717,400	$2,337,982	$2,167,988
Foreign	46,661	37,177	163,857	131,925
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
The Company did not have material revenue from operations in any individual foreign country for the three and nine months ended September 30, 2026 or 2025. Asset information is not presented to the CODM. Substantially all of the
Company’s tangible long-lived assets are located in the United States; therefore, geographic information for long-lived assets is not presented.
19.     Supplemental Financial Information
Interest Income
The Company earned interest income of $1.4 million and $1.7 million during the three months ended September 30, 2026 and 2025, respectively, and $4.2 million and $6.3 million during the nine months ended September 30, 2026 and 2025, respectively, on its operating Cash and cash equivalents. Interest income is recognized in Interest expense, net on the
Consolidated Statements of Income.

Supplemental Cash Flow Information
The following represents the supplemental cash flow information of the Company:

	Nine Months Ended September 30,
	2026	2025
Cash paid (received) for:
Interest, net[1]	$179,232	$169,708
Income taxes, net of refunds	(8,233)	8,705
Non-cash investing and financing activities:
Non-controlling interest holders’ tax distributions declared but unpaid	$424	$—
Tax Receivable Agreement liabilities	25,257	36,145
Excise tax payable on net share repurchases	3,097	—
Dividend Equivalents and Declared Distributions liabilities	462	1,518
Contingent consideration liabilities	—	44,091
1 Interest paid is presented net of $12.0 million of cash received in connection with the Company’s interest rate cap for the nine months ended September 30, 2025. See Note 11, Derivatives, for further information on the interest rate cap.
20.     Subsequent Events
The Company has evaluated subsequent events through October 30, 2026, and has concluded that no events have occurred that require disclosure other than the events listed below.
On October 29, 2026, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share of outstanding Class A common stock. The quarterly dividend will be payable on November 24, 2026, to shareholders of record of Class A common stock as of the close of business on November 10, 2026. Any future dividends will be subject to the approval of the Company’s Board of Directors.
Subsequent to September 30, 2026, and through October 29, 2026, the Company repurchased 1,310,583 shares of Class A common stock for an aggregate purchase price of $50.0 million.

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
The following discussion provides commentary on the financial results derived from our unaudited financial statements for the three and nine months ended September 30, 2026 and 2025, prepared in accordance with U.S. GAAP. In addition, we regularly review the following Non-GAAP measures when assessing performance: Organic revenue growth rate, Adjusted compensation and benefits expense, Adjusted compensation and benefits expense ratio, Adjusted general and administrative expense, Adjusted general and administrative expense ratio, Adjusted EBITDAC, Adjusted EBITDAC margin, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share. See “Non-GAAP
Financial Measures and Key Performance Indicators” for further information.
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
We began recognizing costs associated with the restructuring plan in the first quarter of 2026. For the three and nine months ended September 30, 2026, we incurred restructuring and related costs of $23.9 million and $63.1 million, respectively, with the $63.1 million recognized over the first nine months of 2026 representing cumulative costs since the inception of the program. Of the cumulative $63.1 million expense, $29.5 million was incurred in general and administrative expense with the remaining being workforce-related costs. Restructuring expense within General and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software.
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
Manage Changing Macroeconomic Conditions
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
Although we believe this growth will continue, we recognize that the growth of the specialty and E&S markets might not be linear as risks can and do shift between the E&S, including the specialty market, and non-E&S markets as market factors change and evolve. For example, we benefited from a rapid increase in both the flow of property risks into the wholesale channel and the premium rate charged for those risks in 2023 and the first half of 2024 as the frequency and severity of catastrophe losses, attritional losses and secondary perils such as severe convective storms, economic inflation, concentration of exposures, higher retentions of risk, and higher reinsurance costs applied pressure to insurers and capacity tightened. Beginning in the second half of 2024 and through the first nine months of 2026, the specialty and E&S markets experienced a shift in these trends as insurance capacity for these property risks increased, which resulted in a decline in property premium rates. We believe these factors have created additional opportunities for retailers to place property coverage directly, and we believe the market dynamics exist for these factors to continue throughout 2026.

Components of Results of Operations
Revenue
Net Commissions and Fees
Net commissions and fees are derived primarily from our three Specialties and are paid for our role as an intermediary in facilitating the placement of coverage in the insurance distribution chain. Net commissions and policy fees are generally calculated as a percentage of the total insurance policy premium placed, although fees can often be a fixed amount irrespective of the premium, and we also receive supplemental commissions based on the volume placed or profitability of a book of business. We share a portion of these net commissions and policy fees with the retail insurance broker and recognize revenue on a net basis. Additionally, carriers may also pay us a contingent commission or volume-based commission, both of which represent forms of contingent or supplemental consideration associated with the placement of coverage and are based primarily on underwriting results, but may also contain considerations for only volume, growth, and/or retention. Although we have compensation arrangements called contingent commissions in all three Specialties that are based in whole or in part on the underwriting performance, we do not take any direct insurance risk other than through our equity method investments in Geneva Re, Ltd through Ryan Investment Holdings, LLC and VSIC, which we sold during the third quarter of 2026. We also receive loss mitigation and other fees, some of which are not dependent on the placement of a risk.
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
Other Non-Operating Income
For the nine months ended September 30, 2026, Other non-operating income consisted of seller reimbursement of acquisition-related retention incentives, sublease income, forfeitures of vested equity awards, and proceeds from the sales of a small non-subscription workers compensation book of business and a small MGU offset by TRA contractual interest and related charges. For the nine months ended September 30, 2025, Other non-operating income consisted of seller reimbursement of acquisition-related retention incentives, sublease income, and forfeitures of vested equity awards offset by TRA contractual interest and related charges.
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
Non-Controlling Interests
Net income and Other comprehensive income (loss) are attributed to the non-controlling interests based on the weighted-
average LLC Common Units outstanding during the period and are presented on the Consolidated Statements of Income.
Refer to “Note 8, Stockholders’ Equity” of the unaudited quarterly consolidated financial statements for more information.

Results of Operations
Below is a summary table of the financial results and Non-GAAP measures that we find relevant to our business operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages and per share data)	2026	2025	$	%	2026	2025	$	%
Revenue
Net commissions and fees	$775,081	$739,552	$35,529	4.8%	$2,460,712	$2,256,537	$204,175	9.0%
Fiduciary investment income	14,882	15,025	(143)	(1.0)	41,127	43,376	(2,249)	(5.2)
Total revenue	$789,963	$754,577	$35,386	4.7%	$2,501,839	$2,299,913	$201,926	8.8%
Expenses
Compensation and benefits	484,208	440,434	43,774	9.9	1,511,001	1,355,995	155,006	11.4
General and administrative	106,977	117,589	(10,612)	(9.0)	334,381	330,698	3,683	1.1
Amortization	64,278	70,188	(5,910)	(8.4)	194,005	204,841	(10,836)	(5.3)
Depreciation	4,330	3,607	723	20.0	12,525	9,134	3,391	37.1
Change in contingent consideration	(10,658)	11,968	(22,626)	NM	34,187	(2,833)	37,020	NM
Total operating expenses	$649,135	$643,786	$5,349	0.8%	$2,086,099	$1,897,835	$188,264	9.9%
Operating income	$140,828	$110,791	$30,037	27.1%	$415,740	$402,078	$13,662	3.4%
Interest expense, net	57,264	56,344	920	1.6	167,646	169,186	(1,540)	(0.9)
Income from equity method investments	(11,840)	(4,957)	(6,883)	NM	(24,410)	(15,050)	(9,360)	62.2
Other non-operating income	(784)	(402)	(382)	95.0	(1,520)	(636)	(884)	NM
Income before income taxes	$96,188	$59,806	$36,382	60.8%	$274,024	$248,578	$25,446	10.2%
Income tax expense (benefit)	8,140	(2,797)	10,937	NM	36,998	65,659	(28,661)	(43.7)
Net income	$88,048	$62,603	$25,445	40.6%	$237,026	$182,919	$54,107	29.6%
GAAP financial measures
Total revenue	$789,963	$754,577	$35,386	4.7%	$2,501,839	$2,299,913	$201,926	8.8%
Net commissions and fees	775,081	739,552	35,529	4.8	2,460,712	2,256,537	204,175	9.0
Compensation and benefits	484,208	440,434	43,774	9.9	1,511,001	1,355,995	155,006	11.4
General and administrative	106,977	117,589	(10,612)	(9.0)	334,381	330,698	3,683	1.1
Net income	88,048	62,603	25,445	40.6	237,026	182,919	54,107	29.6
Compensation and benefits expense ratio (1)	61.3%	58.4%			60.4%	59.0%
General and administrative expense ratio (2)	13.5%	15.6%			13.4%	14.4%
Net income margin (3)	11.1%	8.3%			9.5%	8.0%
Earnings per share (4)	$0.30	$0.24			$0.77	$0.44
Diluted earnings per share (4)	$0.29	$0.20			$0.74	$0.41
Non-GAAP financial measures*
Organic revenue growth rate	4.0%	15.0%			7.3%	11.4%
Adjusted compensation and benefits expense	$443,373	$417,217	$26,156	6.3%	$1,400,151	$1,268,059	$132,092	10.4%
Adjusted compensation and benefits expense ratio	56.1%	55.3%			56.0%	55.1%
Adjusted general and administrative expense	$102,144	$101,827	$317	0.3%	$298,306	$287,414	$10,892	3.8%
Adjusted general and administrative expense ratio	12.9%	13.5%			11.9%	12.5%
Adjusted EBITDAC	$244,446	$235,533	$8,913	3.8%	$803,383	$744,440	$58,943	7.9%
Adjusted EBITDAC margin	30.9%	31.2%			32.1%	32.4%
Adjusted net income	$137,121	$131,704	$5,417	4.1%	$466,581	$424,225	$42,356	10.0%
Adjusted net income margin	17.4%	17.5%			18.6%	18.4%
Adjusted diluted earnings per share	$0.51	$0.47	$0.04	8.5%	$1.75	$1.52	$0.23	15.1%
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
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
Total Revenue
Total revenue increased by $35.4 million, or 4.7%, from $754.6 million to $790.0 million for the three months ended
September 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$28.5 million, or 3.8%, of the period-over-period change in Total revenue was due to organic revenue growth in
Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within our Wholesale Brokerage and Underwriting Management Specialties offset by a modest decline in our Binding Authority Specialty. We experienced growth across the majority of our casualty lines offset by a moderate pullback across our property portfolio driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by strong new business generation and renewal retention;
•$4.5 million, or 0.6%, of the period-over-period change in Total revenue was due to contingent commissions driven by the performance of risks placed on eligible business earning profit-based commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees; and
•$2.5 million, or 0.3%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Within acquisition revenue is a $1.1 million offset in revenue period-over-period relating to the sales of a small non-subscription workers compensation book of business at the end of 2024 and a small MGU in 2025.
•These increases were offset by a decline of $0.1 million of the period-over-period change in Total revenue due to a decrease in Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Three Months Ended September 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Wholesale Brokerage	$394,283	50.9%	$376,788	50.9%	$17,495	4.6%
Binding Authority	93,012	12.0	89,636	12.1	3,376	3.8
Underwriting Management	287,786	37.1	273,128	37.0	14,658	5.4
Total Net commissions and fees	$775,081		$739,552		$35,529	4.8%
Wholesale Brokerage Net commissions and fees increased by $17.5 million, or 4.6%, period-over-period, primarily due to organic growth within the Specialty for the quarter.
Binding Authority Net commissions and fees increased by $3.4 million, or 3.8%, period-over-period, primarily due to contingent commission growth within the Specialty for the quarter.
Underwriting Management Net commissions and fees increased by $14.7 million, or 5.4%, period-over-period, primarily due to organic growth within the Specialty for the quarter and contributions from recent acquisitions.

The following table sets forth our revenue by type of commissions and fees:

	Three Months Ended September 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Net commissions and policy fees	$725,761	93.6%	$672,942	91.0%	$52,819	7.8%
Supplemental and contingent commissions	33,781	4.4	29,782	4.0	3,999	13.4
Loss mitigation and other fees	15,539	2.0	36,828	5.0	(21,289)	(57.8)
Total Net commissions and fees	$775,081		$739,552		$35,529	4.8%
Net commissions and policy fees grew 7.8%, in line with the overall net commissions and fees revenue growth of 4.8%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The main drivers of this growth continue to be new business wins and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products, the inflow of risks from the Admitted market into the specialty and E&S markets, and contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-over-
period.
Supplemental and contingent commissions increased 13.4% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees decreased 57.8% period-over-period primarily due to a decline in transactional business as well as captive management and other risk management service fees from the placement of alternative risk insurance solutions partially offset by growth in capital markets activity.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $43.8 million, or 9.9%, from $440.4 million to $484.2 million for the three months ended September 30, 2026, compared to the same period in 2025. The following were the principal drivers of this increase:
•$21.3 million of the increase was driven by (i) the addition of 147 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to
6,129 full-time employees as of September 30, 2026, from 5,982 as of September 30, 2025;
•A $19.5 million increase in Restructuring and related expense due to the Empower Program. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments; and
•Commissions increased $6.6 million, or 3.6%, period-over-period, driven by the 4.6% increase in Wholesale
Brokerage and 3.8% increase in Binding Authority Net commissions and fees.
•The increases were partially offset by a $3.6 million decrease in Acquisition-related expense and Acquisition related long-term incentive compensation related to the decline in acquisition activity compared to the prior period.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of
2.9% from 58.4% to 61.3% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.

General and Administrative
General and administrative expense decreased by $10.6 million, or 9.0%, from $117.6 million to $107.0 million for the three months ended September 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of this decrease:
•$15.3 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period.
•The decrease was partially offset by a $4.3 million increase in Restructuring and related expense due to the
Empower Program. Restructuring expense within General and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 2.1% from 15.6% to 13.5% period-over-period.
Amortization
Amortization expense decreased by $5.9 million from $70.2 million to $64.3 million for the three months ended
September 30, 2026, compared to the same period in the prior year. The main driver of the decrease was that amortization of customer relationships is recognized on an accelerated basis and declines over time. Our intangible assets decreased by
$167.9 million period-over-period.
Interest Expense, Net
Interest expense, net increased $0.9 million, or 1.6%, from $56.3 million to $57.3 million for the three months ended
September 30, 2026, compared to the same period in the prior year. The main driver of the increase in Interest expense, net for the three months ended September 30, 2026, was a slight decrease in interest income on operating cash compared to the prior period.
Other Non-Operating Income
Other non-operating income increased by $0.4 million from $0.4 million to $0.8 million for the three months ended
September 30, 2026. For the three months ended September 30, 2026, Other non-operating income consisted of $1.0 million of proceeds from the sales of a small non-subscription workers compensation book of business and a small MGU, $0.1 million of sublease income, and $0.1 million of forfeitures of vested equity awards offset by $0.5 million of TRA contractual interest and related charges. For the three months ended September 30, 2025, Other non-operating income consisted of $0.3 million of forfeitures of vested equity awards, $0.2 million of seller reimbursement of acquisition-related retention incentives, and $0.2 million of sublease income offset by $0.4 million of TRA contractual interest and related charges.
Income Before Income Taxes
Income before income taxes increased $36.4 million from $59.8 million to $96.2 million for the three months ended
September 30, 2026, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) increased $10.9 million from a benefit of $2.8 million to expense of $8.1 million for the three months ended September 30, 2026, compared to the same period in the prior year. The increase was primarily a result of a
$6.9 million decrease in the discrete benefit from a decline in the fair value of vested equity compensation period-over-period as well as an increase in pre-tax book income.
Net Income
Net income increased $25.4 million from $62.6 million to $88.0 million for the three months ended September 30, 2026, compared to the same period in the prior year as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
Total Revenue
Total revenue increased by $201.9 million, or 8.8%, from $2,299.9 million to $2,501.8 million for the nine months ended
September 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of the increase:
•$158.8 million, or 6.9%, of the period-over-period change in Total revenue was due to organic revenue growth in Net commissions and fees. Organic revenue growth represents the change in Net commissions and fees revenue, as compared to the same period for the year prior, adjusted for Net commissions and fees attributable to recent acquisitions during the first twelve months of Ryan Specialty’s ownership, and other adjustments such as the removal of the impact of contingent commissions and the impact of changes in foreign exchange rates. In aggregate, our net commission rates were consistent period-over-period. Also, we grew our client relationships, in aggregate, within each of our three Specialties. The growth of these relationships is due to the combination of the growing specialty and E&S markets and winning new business from competitors. We experienced growth across the majority of our casualty lines offset by a moderate pullback across our property portfolio driven by a continued decline in rates and retailers realizing additional opportunities to place coverage directly. This decline was partially offset by strong new business generation and renewal retention. Growth in the period was most pronounced in our Underwriting Management
Specialty, with growth across our three Specialties driven by an increase in the flow of risks into the specialty and E&S markets;
•$28.0 million, or 1.2%, of the period-over-period change in Total revenue was due to acquisitions during their first twelve months of ownership by the Company. Within acquisition revenue is a $2.2 million offset in revenue period-over-period relating to the sales of a small non-subscription workers compensation book of business at the end of 2024 and a small MGU in 2025; and
•$17.3 million, or 0.7%, of the period-over-period change in Total revenue was due to contingent commissions driven by the performance of risks placed on eligible business earning profit-based commissions and the impact of foreign exchange rates on the Company’s Net commissions and fees.
•These increases were offset by a decline of $2.2 million of the period-over-period change in Total revenue due to a decrease in Fiduciary investment income, caused by a decline in interest rates compared to the prior year period.

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Wholesale Brokerage	$1,270,881	51.7%	$1,214,741	53.8%	$56,140	4.6%
Binding Authority	303,182	12.3	286,110	12.7	17,072	6.0
Underwriting Management	886,649	36.0	755,686	33.5	130,963	17.3
Total Net commissions and fees	$2,460,712		$2,256,537		$204,175	9.0%
Wholesale Brokerage Net commissions and fees increased by $56.1 million, or 4.6%, period-over-period, primarily due to organic growth within the Specialty for the period and contributions from the J.M. Wilson acquisition.
Binding Authority Net commissions and fees increased by $17.1 million, or 6.0%, period-over-period, primarily due to organic growth within the Specialty for the period, contingent commission growth, and contributions from the J.M. Wilson acquisition.
Underwriting Management Net commissions and fees increased by $131.0 million, or 17.3%, period-over-period, primarily due to organic growth within the Specialty for the period and contributions from recent acquisitions.

The following table sets forth our revenue by type of commissions and fees:

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	% of total	2025	% of total	Change
Net commissions and policy fees	$2,295,699	93.3%	$2,083,983	92.4%	$211,716	10.2%
Supplemental and contingent commissions	115,066	4.7	103,185	4.6	11,881	11.5
Loss mitigation and other fees	49,947	2.0	69,369	3.0	(19,422)	(28.0)
Total Net commissions and fees	$2,460,712		$2,256,537		$204,175	9.0%
Net commissions and policy fees grew 10.2%, in line with the overall net commissions and fees revenue growth of 9.0%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The main drivers of this growth continue to be new business wins and expansion of ongoing client relationships in response to the increasing demand for new, complex specialty and E&S products, the inflow of risks from the Admitted market into the specialty and
E&S markets, and contributions from recent acquisitions. In aggregate, we experienced stable commission rates period-
over-period.
Supplemental and contingent commissions increased 11.5% period-over-period driven by the performance of risks placed on eligible business earning profit-based or volume-based commissions as well as contributions from recent acquisitions.
Loss mitigation and other fees decreased 28.0% period-over-period primarily due to a decline in transactional business as well as captive management and other risk management service fees from the placement of alternative risk insurance solutions partially offset by growth in capital markets activity.
Expenses
Compensation and Benefits
Compensation and benefits expense increased by $155.0 million, or 11.4%, from $1,356.0 million to $1,511.0 million for the nine months ended September 30, 2026, compared to the same period in 2025. The following were the principal drivers of this increase:
•$99.2 million of the increase was driven by (i) the addition of 147 employees compared to the same period in the prior year, inclusive of acquired employees, and (ii) growth in the business. Overall headcount increased to 6,129 full-time employees as of September 30, 2026, from 5,982 as of September 30, 2025;
•A $33.6 million increase in Restructuring and related expense due to the Empower Program. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments; and
•Commissions increased $32.8 million, or 5.5%, period-over-period, driven by the 4.6% increase in Wholesale
Brokerage and 6.0% increase in Binding Authority Net commissions and fees.
•The increases were partially offset by a $10.6 million decline in Acquisition-related expense and Acquisition related long-term incentive compensation related to the decline in acquisition activity compared to the prior period.
The net impact of revenue growth and the factors above resulted in a Compensation and benefits expense ratio increase of
1.4% from 59.0% to 60.4% period-over-period.
In general, we expect to continue experiencing a rise in commissions, salaries, incentives, and benefits expense commensurate with our expected growth in business volume, revenue, and headcount.
General and Administrative
General and administrative expense increased by $3.7 million, or 1.1%, from $330.7 million to $334.4 million for the nine months ended September 30, 2026, as compared to the same period in the prior year. The following were the principal drivers of this increase:
•A $29.5 million increase in Restructuring and related expense due to the Empower Program. Restructuring expense within General and administrative expense includes costs relating to professional services,

technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software; and
•A $10.9 million increase was driven by growth in the business. Such expenses incurred to accommodate both organic and inorganic revenue growth include travel and entertainment, information technology, occupancy, insurance, and foreign exchange.
•The increases were partially offset by a $36.7 million decline in Acquisition-related expense associated with lower diligence, transaction-related, and integration activity in the period.
The net impact of revenue growth and the factors listed above resulted in a General and administrative expense ratio decrease of 1.0% from 14.4% to 13.4% period-over-period.
Amortization
Amortization expense decreased by $10.8 million from $204.8 million to $194.0 million for the nine months ended
September 30, 2026, compared to the same period in the prior year. The main driver of the decrease was that amortization of customer relationships is recognized on an accelerated basis and declines over time. Our intangible assets decreased by
$167.9 million period-over-period.
Interest Expense, Net
Interest expense, net decreased $1.5 million, or 0.9%, from $169.2 million to $167.6 million for the nine months ended
September 30, 2026, compared to the same period in the prior year. The main driver of the decrease in Interest expense, net for the nine months ended September 30, 2026, was a decrease in interest rates.
Other Non-Operating Income
Other non-operating income increased by $0.9 million to income of $1.5 million for the nine months ended September 30,
2026, as compared to income of $0.6 million in the same period in the prior year. For the nine months ended September 30,
2026, Other non-operating income consisted of $1.1 million of proceeds from the sales of a small non-subscription workers compensation book of business and a small MGU, $0.7 million of forfeitures of vested equity awards, $0.4 million of sublease income, and $0.1 million of seller reimbursement of acquisition-related retention incentives offset by $0.8 million of TRA contractual interest and related charges. For the nine months ended September 30, 2025, Other non-operating income consisted of $0.6 million of seller reimbursement of acquisition-related retention incentives, $0.4 million of sublease income, and $0.3 million of forfeitures of vested equity awards offset by $0.8 million of TRA contractual interest and related charges.
Income Before Income Taxes
Income before income taxes increased $25.4 million from $248.6 million to $274.0 million for the nine months ended
September 30, 2026, compared to the same period in the prior year as a result of the factors described above.
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $28.7 million from $65.7 million to $37.0 million for the nine months ended
September 30, 2026, compared to the same period in the prior year primarily as a result of $48.0 million of income tax expense recognized as a result of the CCR subsequent to the Velocity acquisition in the first quarter of 2025 offset by a
$12.5 million decrease in the discrete benefit from a decline in the fair value of vested equity compensation period-over-
period in the period.
Net Income
Net income increased $54.1 million from $182.9 million to $237.0 million for the nine months ended September 30, 2026, compared to the same period in the prior year as a result of the factors described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Current period Net commissions and fees revenue	$775,081	$739,552	$2,460,712	$2,256,537
Less: Current period contingent commissions	(29,107)	(24,310)	(95,629)	(82,164)
Less: Revenue attributable to sold businesses	(55)	(65)	(147)	(354)
Net commissions and fees revenue excluding contingent commissions	$745,919	$715,177	$2,364,936	$2,174,019

Prior period Net commissions and fees revenue	$739,552	$588,129	$2,256,537	$1,806,264
Less: Prior year contingent commissions	(24,310)	(14,842)	(82,164)	(44,741)
Less: Revenue attributable to sold businesses	(1,161)	(427)	(2,343)	(1,548)
Prior period Net commissions and fees revenue excluding contingent commissions	$714,081	$572,860	$2,172,030	$1,759,975

Change in Net commissions and fees revenue excluding contingent commissions	$31,838	$142,317	$192,906	$414,044
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions	(3,574)	(55,650)	(30,249)	(212,249)
Impact of change in foreign exchange rates	219	(923)	(3,878)	(1,324)
Organic revenue growth (Non-GAAP)	$28,483	$85,744	$158,779	$200,471

Net commissions and fees revenue growth rate (GAAP)	4.8%	25.7%	9.0%	24.9%
Less: Impact of contingent commissions (1)	(0.3)	(0.9)	(0.1)	(1.4)
Net commissions and fees revenue excluding contingent commissions growth rate (2)	4.5%	24.8%	8.9%	23.5%
Less: Mergers and acquisitions Net commissions and fees revenue excluding contingent commissions (3)	(0.5)	(9.7)	(1.4)	(12.0)
Impact of change in foreign exchange rates (4)	—	(0.1)	(0.2)	(0.1)
Organic Revenue Growth Rate (Non-GAAP)	4.0%	15.0%	7.3%	11.4%
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

(3)Calculated by taking the mergers and acquisitions net commissions and fees revenue excluding contingent commissions, representing the first twelve months of net commissions and fees revenue generated from acquisitions, divided by prior period net commissions and fees revenue excluding contingent commissions and revenue from sold businesses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
Compensation and benefits expense	$484,208	$440,434	$1,511,001	$1,355,995
Acquisition-related expense	(625)	(3,583)	(5,885)	(8,546)
Acquisition related long-term incentive compensation	(6,791)	(7,463)	(17,185)	(25,115)
Restructuring and related expense	(19,528)	—	(33,627)	—
Amortization and expense related to discontinued prepaid incentives	(663)	(981)	(2,185)	(3,287)
Equity-based compensation (1)	(13,105)	(7,432)	(45,825)	(36,854)
IPO related expenses	(123)	(3,758)	(6,143)	(14,134)
Adjusted compensation and benefits expense (2)	$443,373	$417,217	$1,400,151	$1,268,059
Compensation and benefits expense ratio	61.3%	58.4%	60.4%	59.0%
Adjusted compensation and benefits expense ratio	56.1%	55.3%	56.0%	55.1%
(1)For the three months ended September 30, 2026, $9.2 million of expense was reversed associated with certain performance-based awards. For the three months ended September 30, 2025, $5.8 million of expense was reversed associated with certain executive performance-based awards. See “Note 9, Equity-Based Compensation” of the unaudited quarterly financial statements for additional discussion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
General and administrative expense	$106,977	$117,589	$334,381	$330,698
Acquisition-related expense	(509)	(15,762)	(6,553)	(43,284)
Restructuring and related expense	(4,324)	—	(29,522)	—
Adjusted general and administrative expense (1)	$102,144	$101,827	$298,306	$287,414
General and administrative expense ratio	13.5%	15.6%	13.4%	14.4%
Adjusted general and administrative expense ratio	12.9%	13.5%	11.9%	12.5%
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
Acquisition-related expense includes one-time diligence, transaction-related, and integration costs. Acquisition related long-term incentive compensation arises from long-term incentive plans associated with acquisitions. These plans require service requirements, and in some cases performance targets, to be met in order to be earned. Restructuring and related expense consists of compensation and benefits, contractors, professional services, and license fees related to the Empower
Program, which was initiated at the beginning of 2026. Restructuring expense within general and administrative expense includes costs relating to professional services, technology and data initiatives, license fees, and third-party contractors, as well as non-cash expenses associated with the impairment of internally-developed software. Compensation and benefits restructuring costs include severance as well as employment costs for services rendered between the notification and termination dates and other termination payments. Amortization and expense is composed of charges related to discontinued prepaid incentive programs. For the three months ended September 30, 2026, Other non-operating income consisted of $1.0 million of proceeds from the sales of a small non-subscription workers compensation book of business and a small MGU, $0.1 million of sublease income, and $0.1 million of forfeitures of vested equity awards offset by $0.5 million of TRA contractual interest and related charges. For the three months ended September 30, 2025, Other non-
operating income consisted of $0.3 million of forfeitures of vested equity awards, $0.2 million of seller reimbursement of acquisition-related retention incentives, and $0.2 million of sublease income offset by $0.4 million of TRA contractual interest and related charges. For the nine months ended September 30, 2026, Other non-operating income consisted of $1.1 million of proceeds from the sales of a small non-subscription workers compensation book of business and a small MGU,
$0.7 million of forfeitures of vested equity awards, $0.4 million of sublease income, and $0.1 million of seller reimbursement of acquisition-related retention incentives offset by $0.8 million of TRA contractual interest and related charges. For the nine months ended September 30, 2025, Other non-operating income consisted of $0.6 million of seller reimbursement of acquisition-related retention incentives, $0.4 million of sublease income, and $0.3 million of forfeitures of vested equity awards offset by $0.8 million of TRA contractual interest and related charges. Equity-based compensation reflects non-cash equity-based expense. IPO related expenses consist of compensation-related expense primarily related to the expense for new awards issued at IPO as well as expense related to the revaluation of existing equity awards at IPO.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
Net income	$88,048	$62,603	$237,026	$182,919
Interest expense, net	57,264	56,344	167,646	169,186
Income tax expense (benefit)	8,140	(2,797)	36,998	65,659
Depreciation	4,330	3,607	12,525	9,134
Amortization	64,278	70,188	194,005	204,841
Change in contingent consideration (1)	(10,658)	11,968	34,187	(2,833)
EBITDAC	$211,402	$201,913	$682,387	$628,906
Acquisition-related expense	1,134	19,345	12,439	51,830
Acquisition related long-term incentive compensation	6,791	7,463	17,185	25,115
Restructuring and related expense	23,852	—	63,149	—
Amortization and expense related to discontinued prepaid incentives	663	981	2,185	3,287
Other non-operating income	(784)	(402)	(1,520)	(636)
Equity-based compensation	13,105	7,432	45,825	36,854
IPO related expenses	123	3,758	6,143	14,134
Income from equity method investments	(11,840)	(4,957)	(24,410)	(15,050)
Adjusted EBITDAC	$244,446	$235,533	$803,383	$744,440
Net income margin	11.1%	8.3%	9.5%	8.0%
Adjusted EBITDAC margin	30.9%	31.2%	32.1%	32.4%
(1)For the three months ended September 30, 2026, and for the nine months ended September 30, 2025, Change in contingent consideration included a $12.9 million and $14.3 million, respectively, decrease in valuation of the US
Assure contingent consideration as a result of increased loss ratios impacting projected profit commissions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Total revenue	$789,963	$754,577	$2,501,839	$2,299,913
Net income	$88,048	$62,603	$237,026	$182,919
Income tax expense (benefit)	8,140	(2,797)	36,998	65,659
Amortization	64,278	70,188	194,005	204,841
Amortization of deferred debt issuance costs (1)	2,447	2,397	7,303	7,157
Change in contingent consideration	(10,658)	11,968	34,187	(2,833)
Acquisition-related expense	1,134	19,345	12,439	51,830
Acquisition related long-term incentive compensation	6,791	7,463	17,185	25,115
Restructuring and related expense	23,852	—	63,149	—
Amortization and expense related to discontinued prepaid incentives	663	981	2,185	3,287
Other non-operating income	(784)	(402)	(1,520)	(636)
Equity-based compensation	13,105	7,432	45,825	36,854
IPO related expenses	123	3,758	6,143	14,134
Income from equity method investments	(11,840)	(4,957)	(24,410)	(15,050)
Adjusted income before income taxes (2)	$185,299	$177,979	$630,515	$573,277
Adjusted income tax expense (3)	(48,178)	(46,275)	(163,934)	(149,052)
Adjusted net income	$137,121	$131,704	$466,581	$424,225
Net income margin	11.1%	8.3%	9.5%	8.0%
Adjusted net income margin	17.4%	17.5%	18.6%	18.4%
(1)Interest expense, net includes amortization of deferred debt issuance costs.
(2)Adjustments to Net income are described in the definition of Adjusted EBITDAC to Net income in “Adjusted
EBITDAC and Adjusted EBITDAC Margin.”
(3)The Company is subject to United States federal income taxes, in addition to state, local, and foreign taxes, with respect to our allocable share of any net taxable income of the LLC. For the three and nine months ended September 30, 2026 and 2025, this calculation of adjusted income tax expense is based on a federal statutory rate of 21% and a combined state income tax rate net of federal benefits of 5.00% on 100% of our adjusted income before income taxes as if the
Company owned 100% of the LLC.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share of Class A common stock – diluted	$0.29	$0.20	$0.74	$0.41
Less: Net income attributed to dilutive shares (1)	(0.15)	(0.09)	(0.01)	(0.01)
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	0.20	0.12	0.16	0.27
Plus: Adjustments to Adjusted net income (3)	0.18	0.25	0.86	0.88
Plus: Dilutive impact of unvested equity awards (4)	(0.01)	(0.01)	—	(0.03)
Adjusted diluted earnings per share	$0.51	$0.47	$1.75	$1.52

(Share count in ’000)
Weighted-average shares of Class A common stock outstanding – diluted	262,162	273,462	132,485	138,090
Plus: Impact of all LLC Common Units exchanged for Class A shares (2)	—	—	133,980	135,644
Plus: Dilutive impact of unvested equity awards (4)	4,172	5,526	(393)	5,407
Adjusted diluted earnings per share diluted share count	266,334	278,988	266,072	279,141
(1)Adjustment removes the impact of Net income attributed to dilutive awards to arrive at Net income attributable to Ryan
Specialty Holdings, Inc. For the three months ended September 30, 2026 and 2025, this removes $38.0 million and
$23.4 million of Net income, respectively, on 262.2 million and 273.5 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the nine months ended September 30, 2026 and 2025, this removes $1.0 million and $1.2 million of Net income, respectively, on 132.5 million and 138.1 million Weighted-
average shares of Class A common stock outstanding - diluted, respectively. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(2)For comparability purposes, this calculation incorporates the Net income that would be distributable if all LLC
Common Units (together with shares of Class B common stock) were exchanged for shares of Class A common stock.
For the three months ended September 30, 2026 and 2025, this includes $51.4 million and $31.5 million of Net income, respectively, on 262.2 million and 273.5 million Weighted-average shares of Class A common stock outstanding -
diluted, respectively. For the nine months ended September 30, 2026 and 2025, this includes $140.4 million and $127.5 million of Net income, respectively, on 266.5 million and 273.7 million Weighted-average shares of Class A common stock outstanding - diluted, respectively. For the three months ended September 30, 2026, 133.3 million weighted-
average outstanding LLC Common Units were considered dilutive and included in the 262.2 million Weighted-average shares of Class A common stock outstanding - diluted. For the three months ended September 30, 2025, 135.5 million weighted-average outstanding LLC Common Units were considered dilutive and included in the 273.5 million
Weighted-average shares of Class A common stock outstanding - diluted. See “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements.
(3)Adjustments to Adjusted net income are described in the footnotes of the reconciliation of Adjusted net income to Net income in “Adjusted Net Income and Adjusted Net Income Margin” on 262.2 million and 273.5 million Weighted-
average shares of Class A common stock outstanding - diluted for the three months ended September 30, 2026 and
2025, respectively, and 266.5 million and 273.7 million Weighted-average shares of Class A common stock outstanding
- diluted for the nine months ended September 30, 2026 and 2025, respectively.
(4)For comparability purposes and to be consistent with the treatment of the adjustments to arrive at Adjusted net income, the dilutive effect of 100% of the outstanding LLC Common Units (together with shares of Class B common stock) at the end of each period, vested Class C Incentive Units, vested but unexercised options, and unvested equity awards is calculated using the treasury stock method as if the weighted-average unrecognized cost associated with the awards was
$0 over the period, less any unvested equity awards determined to be dilutive within the Diluted EPS calculation disclosed in “Note 10, Earnings Per Share” of the unaudited quarterly consolidated financial statements. For the three months ended September 30, 2026 and 2025, 4.2 million and 5.5 million shares were added to the calculation, respectively. For the nine months ended September 30, 2026 and 2025, (0.4) million and 5.4 million shares were added to the calculation, respectively.

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. We believe that the balance sheet and strong cash flow profile of our business provide adequate liquidity. The primary sources of liquidity are Cash and cash equivalents on the Consolidated Balance Sheets, cash flows provided by operations, and debt capacity available under our Revolving Credit Facility, Term Loan, and Senior Secured Notes. The
primary uses of liquidity are operating expenses, seasonal working capital needs, business combinations, capital expenditures, obligations under the TRA, taxes, distributions to LLC Unitholders, share repurchases, and dividends to
Class A common stockholders. We believe that Cash and cash equivalents, cash flows from operations, and amounts available under our Revolving Credit Facility will be sufficient to meet liquidity needs, including principal and interest payments on debt obligations, capital expenditures, and anticipated working capital requirements, for the next 12 months and beyond. Our future capital requirements will depend on many factors including continuance of historical working capital levels and capital expenditure needs, investment in de novo offerings, and the flow of deals in our merger and acquisition program.
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
To minimize counterparty investment risk, we maintain cash holdings pursuant to a fiduciary holdings policy which contemplates all relevant rules established by states with regard to fiduciary cash and is approved by our Board of
Directors. The policy requires broad diversification of holdings across a variety of counterparties utilizing limits set by our
Board of Directors, primarily based on credit rating and type of investment. Fiduciary cash and receivables included cash of $1,605.5 million and $1,220.4 million as of September 30, 2026 and 2025, respectively, and fiduciary receivables of
$3,329.9 million and $2,526.7 million as of September 30, 2026 and 2025, respectively. While we may earn interest income on fiduciary cash held in cash and investments, the fiduciary cash may not be used for general corporate purposes.
Of the $168.8 million of Cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2026, $57.8
million was held in fiduciary accounts representing collected revenue and was available to be transferred to operating accounts and used for general corporate purposes.

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
As of September 30, 2026, the interest rate on the Term Loan was 2.00% plus Adjusted Term SOFR.
As of September 30, 2026, the Company was in compliance with all of the covenants under the Credit Agreement and there were no events of default for the nine months ended September 30, 2026.
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
Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the LLC Common Unit exchanges and the resulting amounts we are likely to pay out to current and certain former LLC
Unitholders pursuant to the TRA; however, we estimate that such tax benefits and the related TRA payments may be substantial. As set forth in the table below, and assuming no changes in the relevant tax law and that we earn sufficient taxable income to realize all cash tax savings that are subject to the TRA, we expect future payments under the TRA as a result of transactions as of September 30, 2026, will be $485.1 million in aggregate. Future payments in respect to subsequent exchanges would be in addition to these amounts and are expected to be substantial. The foregoing amounts are merely estimates and the actual payments could differ materially. In the highly unlikely event of an early termination of the
TRA (e.g., a default by the Company or a Change of Control) the Company is required to pay to each holder of the TRA an early termination payment equal to the discounted present value of all unpaid TRA payments. The Company has not made,

and is not likely to make, an election for an early termination. We expect to fund future TRA payments with tax distributions from the LLC that come from cash on hand and cash generated from operations.

(in thousands)	Exchange Tax Attributes	Pre-IPO M&A Tax Attributes	TRA Payment Tax Attributes	TRA Liabilities
Balance at December 31, 2025	$271,979	$77,349	$109,669	$458,997
Exchange of LLC Common Units	17,825	1,810	5,622	25,257
Accrued interest	—	—	834	834
Balance at September 30, 2026	$289,804	$79,159	$116,125	$485,088
Total expected estimated tax savings from each of the tax attributes associated with the TRA as of September 30, 2026, were $570.7 million consisting of (i) Exchange Tax Attributes of $340.9 million, (ii) Pre-IPO M&A Tax Attributes of
$93.1 million, and (iii) TRA Payment Tax Attributes of $136.6 million. The Company will retain the benefit of 15% of these cash savings.
Comparison of Cash Flows for the Nine Months Ended September 30, 2026 and 2025
Cash and cash equivalents increased $15.3 million from $153.5 million at September 30, 2025, to $168.8 million at
September 30, 2026. A summary of the Company’s cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows:
Cash Flows From Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2026, were $306.9 million, a decrease of $73.5 million compared to the nine months ended September 30, 2025. The primary drivers behind the decrease in cash flows provided by operating activities were an increase in Commissions and fees receivable - net of $82.7 million, a decrease in Deferred income tax expense from common control reorganizations of $48.0 million related to the
Velocity acquisition in the first quarter of 2025, and a decrease of $8.7 million in Accrued interest liability. These decreases in operating cash flows were offset by an increase of $54.1 million in Net income, an increase of $11.7 million in
Impairment of internally-developed software, and an increase in Other current and non-current assets and liabilities of $9.1 million.
Cash Flows From Investing Activities
Cash flows used for investing activities during the nine months ended September 30, 2026, were $30.4 million, a decrease of $676.7 million compared to the $707.2 million of cash flows used for investing activities during the nine months ended
September 30, 2025. The main driver of the cash flows used for investing activities during the nine months ended
September 30, 2026, was $52.2 million of Capital expenditures offset by $23.3 million of Proceeds from sale of equity method investment in VSIC, compared to $636.9 million for Business combinations - net of cash acquired and cash held in a fiduciary capacity, $50.7 million of Capital expenditures, and $16.6 million for the Equity method investment in VSIC for the nine months ended September 30, 2025.
Cash Flows From Financing Activities
Cash flows used in financing activities during the nine months ended September 30, 2026, were $80.8 million, a decrease of $86.1 million compared to cash flows provided by financing activities of $5.3 million during the nine months ended
September 30, 2025. The main drivers of cash flows used in financing activities during the nine months ended
September 30, 2026, were Repurchases of Class A common stock of $450.3 million, Class A common stock dividends and
Dividend Equivalents paid of $50.2 million, Tax distributions to non-controlling LLC Unitholders of $43.1 million,
Payment of contingent consideration of $37.4 million, Distributions and Declared Distributions paid to non-controlling
LLC Unitholders of $24.2 million, and $12.8 million of Repayment of term debt. These uses of cash were partially offset by Borrowings on Revolving Credit Facility (net of repayments) of $350.3 million and a Net change in fiduciary liabilities of $183.5 million. The main drivers of cash flows provided by financing activities during the nine months ended
September 30, 2025, were Borrowings on Revolving Credit Facility (net of repayments) of $124.0 million and a Net change in fiduciary liabilities of $38.3 million offset by Class A common stock dividends and Dividend Equivalents paid of
$46.8 million, Tax distributions to non-controlling LLC Unitholders of $45.7 million, Payment of contingent consideration of $29.3 million, Distributions and Declared Distributions paid to non-controlling LLC Unitholders of $20.4 million,
Repayment of term debt of $12.8 million, and Debt issuance costs paid of $2.9 million.

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
The Company recognized a liability for employee deferrals, inclusive of changes in the value of deferred amounts held, of
$9.2 million and $63.6 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of September 30, 2026, and $7.8 million and $49.3 million in Current accrued compensation and Non-current accrued compensation, respectively, on the Consolidated Balance Sheets as of
September 30, 2025. The timing of when employees elect to make withdrawals from the deferred compensation plan is uncertain. However, employees are not allowed to make a withdrawal for three years from the deferral date and must withdraw all deferred compensation balances within ten years of the deferral date.
Within Current accrued compensation and Non-current accrued compensation we have various long-term incentive compensation agreements accrued for. These agreements are typically associated with an acquisition. Below we have outlined the liabilities accrued as of September 30, 2026, the projected future expense, and the projected timing of future cash outflows associated with these arrangements.

Long-term Incentive Compensation Agreements
(in thousands)	September 30, 2026
Current accrued compensation	$8,982
Non-current accrued compensation	21,476
Total liability	$30,458
Projected future expense	26,697
Total projected future cash outflows	$57,155

Projected Future Cash Outflows
(in thousands)
2026	$10,124
2027	8,747
2028	28,812
2029	1,801
Thereafter	$7,671

Within “Note 3, Mergers and Acquisitions” in the notes to our unaudited consolidated financial statements we discuss various contingent consideration arrangements and their impact. Below we have outlined the liabilities accrued as of
September 30, 2026, the projected future expense, and the projected timing of future cash outflows associated with these contingent consideration agreements.

Contingent Consideration
(in thousands)	September 30, 2026
Current accounts payable and accrued liabilities	$88,525
Other non-current liabilities	10,931
Total liability	$99,456
Projected future expense	4,096
Total projected future cash outflows	$103,552

Projected Future Cash Outflows
(in thousands)
2026	$808
2027	93,290
2028	6,013
2029	3,049
Thereafter	$392
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
Foreign Currency Risk
For the nine months ended September 30, 2026, approximately 7% of revenues were generated from activities in the
United Kingdom, Europe, Canada, and Singapore. We are exposed to currency risk from the potential changes between the exchange rates of the US Dollar, British Pound, Euro, Swedish Krona, Canadian Dollar, Indian Rupee, Singapore Dollar,
and other currencies. The exposure to foreign currency risk from the potential changes between the exchange of USD and other currencies is immaterial.

Interest Rate Risk and Credit Risk
Certain of the Company’s revenues, expenses, assets, and liabilities are exposed to the impact of interest rate changes.
Interest rate risk and credit risk to counterparties generated from the Company’s Cash and cash equivalents, and Cash and cash equivalents held in a fiduciary capacity, will fluctuate with the general level of interest rates.
As of September 30, 2026, we had $1,670.3 million of outstanding principal on our Term Loan borrowings, which bears interest on a floating rate, subject to a 0.0% floor. We are subject to Adjusted Term SOFR interest rate changes and exposure in excess of the floor. The fair value of the Term Loan approximates the carrying amount as of September 30,
2026 and December 31, 2025, as determined based upon information available.
Based on the below balances as of September 30, 2026, the impact of a hypothetical 100 basis point (BPS) increase or decrease in quarter-end prevailing short-term interest rates for one year would be:

(in thousands)	Balance at September 30, 2026	100 BPS Increase	100 BPS Decrease
Cash and cash equivalents	$168,811	$(1,688)	$1,688
Term Loan principal outstanding (1)	1,670,300	16,703	(16,703)
Net exposure to Interest expense, net		$15,015	$(15,015)

Cash and cash equivalents held in a fiduciary capacity	$1,605,469	$16,055	$(16,055)
Net exposure to Fiduciary investment income		$16,055	$(16,055)

Impact to Net income		$1,040	$(1,040)
(1)To the extent SOFR falls below 0.0%, the impact of the change in interest rates is zero.
In addition to interest rate risk, our cash investments and fiduciary cash holdings are subject to potential loss of value due to counterparty credit risk. To minimize this risk, the Company and its subsidiaries hold funds pursuant to an investment policy approved by our Board. The policy mandates the preservation of principal and liquidity and requires broad diversification with counterparty limits assigned based primarily on credit rating and type of investment. The Company carefully monitors its cash, cash equivalents, and cash and cash equivalents held in a fiduciary capacity, and plans to further restrict the portfolio as appropriate with respect to market conditions. The majority of Cash and cash equivalents and Cash and cash equivalents held in a fiduciary capacity are held in demand deposit accounts and short-term investments, consisting principally of AAA-rated money market funds and treasury bills, having original maturities of 90 days or less.
Other financial instruments consist of Cash and cash equivalents, Commissions and fees receivable – net, Other current assets, and Accounts payable and accrued liabilities. The carrying amounts of Cash and cash equivalents, Commissions and fees receivable – net, and Accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Purchases of Equity Securities by the Issuer.
The following table summarizes purchases of shares of our Class A Common Stock during the three months ended
September 30, 2026, by the Company and any “affiliated purchasers” within the meaning of Rule 10b-18(a)(3) under the
Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
7/1/26 - 7/31/26	1,119,175	$42.89	1,119,175	$252,000,194
8/1/26 - 8/31/26	1,171,562	44.39	1,171,562	200,000,052
9/1/26 - 9/30/26	1,256,164	39.80	1,256,164	150,000,072
TOTAL	3,546,901	$42.29	3,546,901
1 Does not include commissions paid to purchase shares.
2 On February 10, 2026, the Board of Directors approved an open-ended $300 million share repurchase program, which was publicly announced on February 12, 2026. On May 21, 2026, the Company’s Board of Directors authorized a $300.0 million increase to the Company’s share repurchase program, which was publicly announced on May 26, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, Mark S. Katz, Executive Vice President, General Counsel and Corporate
Secretary, adopted on August 14, 2026, a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of
Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a
“10b5-1 Plan”) to sell (i) up to 25,000 shares of the Company’s Class A common stock that are issuable upon conversion of LLC Common Units and (ii) a number of shares of Class A common stock issuable upon conversion of up to 130,000
Class C Incentive Units of New LLC (the “Class C Units”), between the first potential sale date of December 4, 2026, and the expiration of his 10b5-1 Plan on July 31, 2027. The Class C Units are profits interests with a participation threshold, as of September 30, 2026, of $22.96. Pursuant to the terms of the award agreement for the Class C Units, the participation threshold is adjusted downward for distributions that the LLC makes to the Company. When the value of the Class A common stock exceeds the participation threshold of the Class C Units, the vested profits interests may be exchanged for

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
Other than as disclosed above, during the quarter ended September 30, 2026, none of our directors or officers (as defined in
Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.2
Eighth Amended and Restated Limited Liability Company Agreement of Ryan Specialty, LLC, dated as of
July 5, 2023, by and among Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).

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

10.10	Ryan Specialty Holdings, Inc. Form of Common Unit Grant Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.11	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 filed on July 23, 2021).

10.12	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on March 16, 2022).

10.13	Ryan Specialty Holdings, Inc. Form of Restricted LLC Unit Agreement (2022), (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on February 28, 2024).

10.14	Ryan Specialty Holdings, Inc. Form of Class C Common Incentive Unit Grant Agreement (PSI Units), (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed on February 28, 2024).

10.15	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted Stock Unit Agreement (DELTA PSUs), (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on May 3, 2024).

10.16	Ryan Specialty Holdings, Inc. Form of Performance-Based Restricted LLC Unit Agreement (DELTA PLUs), (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed on May 3, 2024).

10.17	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Omega RSU), filed herewith.

10.18	Ryan Specialty Holdings, Inc. Form of Restricted Stock Unit Agreement (Rho RSU), filed herewith.

10.19
Ryan Specialty Holdings, Inc. Form of Non-Qualified Stock Option Award Agreement (Executive
Chairman Option), (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on July
31, 2026).

10.20	Ryan Specialty Holdings, Inc. Form of Non-Qualified Stock Option Award Agreement (Executive Chairman Option), filed herewith.

10.21
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
(incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on October 31, 2024).

10.22
Third Amended and Restated Limited Liability Company Operating Agreement of New Ryan Specialty,
LLC, dated as of July 5, 2023, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).

10.23
First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of
New Ryan Specialty, LLC, dated as of April 30, 2024, by and among New Ryan Specialty, LLC and the other signatories party thereto, (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly
Report on Form 10-Q filed on August 2, 2024).

10.24	Amended & Restated Ryan Specialty, LLC Executive Severance Plan, filed herewith.

10.25
Option Settlement Agreement, dated as of May 5, 2026, by and between Ryan Specialty Holdings, Inc. and
Ryan Stock Option Trust, (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed on July 31, 2026).

10.26	Amendment No. 1 to Option Settlement Agreement, dated as of August 4, 2026, by and between Ryan Specialty Holdings, Inc. and Ryan Stock Option Trust, filed herewith.

19.1	Ryan Specialty Holdings, Inc. Insider Trading Policy dated May 1, 2023, (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on February 21, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	Clawback Policy Pursuant to Rule 10D-1 under the Exchange Act, (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on February 28, 2024).

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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYAN SPECIALTY HOLDINGS, INC. (Registrant)

Date: October 30, 2026	By:	/s/ Janice M. Hamilton

Janice M. Hamilton
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)